Form 10-Q
period 1996-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 1996-05-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                              Commission File No.    33-9686
 March 31, 1996

                       CENTRAL VIRGINIA BANKSHARES, INC.

          Virginia                                             54-1467806
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                           U. S. Route 60 at Flatrock
                                  P. O. Box 39
                            Powhatan, Virginia 23139
                    (Address of Principal Executive Office)

                                 (804) 794-6266
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No (not subject to filing requirements for the past 90 days).

As of March 31, 1996, 945,254 shares were outstanding.

                       CENTRAL VIRGINIA BANKSHARES, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                                  May 14, 1996

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

  Item 1                   Financial Statements

Consolidated Balance Sheet -  Three
Months Ended March 31, 1996 and 1995..........................................3

Consolidated Statement of Income - Three
Months Ended March 31, 1996 and 1995..........................................4

Consolidated Statement of Cash Flows - Three
Months Ended March 31, 1996 and 1995..........................................5

Note to Consolidated Financial Statements -
March 31, 1996 and 1995 (Unaudited)...........................................6

  Item 2                   Management's Discussion and
                           Analysis or Plan of Operation......................7

PART II.  OTHER INFORMATION

  Item 6                   Exhibits and Reports on Form 8-K..................12

  Signatures.................................................................13

                                         CENTRAL VIRGINIA BANKSHARES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              March 31, 1996 and 1995
                                                    (Unaudited)


                                                                                       March 31,             March 31,
                                                                                         1996                  1995
                                                                                         ----                  ----
                                   ASSETS
Cash and due from banks                                                              $  5,249,029         $  3,651,601
Federal funds sold                                                                     16,816,000                    -
                                                                                     ------------         ------------
         Total cash and cash equivalents                                             $ 22,065,029         $  3,651,601
Securities available for sale                                                           5,737,954           10,360,903
Securities held to maturity (approximate market value 1996
  $10,171,245; 1995 $8,139,421)                                                        10,014,028            8,229,213
Mortgage loans held for sale                                                            1,282,432              153,000
Loans, net                                                                             81,943,347           81,153,294
Bank premises and equipment, net                                                        2,876,053            2,122,087
Accrued interest receivable                                                               661,527              739,482
Other assets                                                                            1,374,604            1,790,248
                                                                                     ------------         ------------
         Total assets                                                                $125,954,974         $108,199,828
                                                                                     ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand deposits                                                                  $ 13,570,706         $ 12,153,126
    Interest bearing demand deposits and NOW accounts                                  20,556,334           19,698,871
    Savings deposits                                                                   12,053,359           10,717,734
    Time deposits, $100,000 and over                                                   11,599,174           10,507,080
    Other time deposits                                                                51,656,662           41,157,056
                                                                                     ------------         ------------
                                                                                     $109,436,235         $ 94,233,867
  Federal funds purchased                                                                       0              366,000
  Securities sold under repurchase agreements                                           2,274,286              898,906
  Note payable                                                                             63,000               72,000
  Accrued interest payable                                                                268,519              202,915
  Other liabilities                                                                       365,950              381,444
                                                                                     ------------         ------------
         Total liabilities                                                           $112,407,990         $ 96,155,132
                                                                                     ------------         ------------
STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50; authorized 3,000,000 shares; issued
    945,254 shares 1996; 938,827
    shares 1995                                                                      $  2,363,113         $  2,347,068
  Surplus                                                                               4,022,962            3,936,306
  Retained earnings                                                                     7,168,992            5,886,913
  Unrealized gains (losses) on securities available for sale,
    net of tax                                                                             (8,083)            (125,591)
                                                                                     ------------        -------------
         Total stockholders' equity                                                  $ 13,546,984         $ 12,044,696
                                                                                     ------------         ------------
         Total liabilities and stockholders' equity                                  $125,954,974         $108,199,828
                                                                                     ============         ============


                       CENTRAL VIRGINIA BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31
                                                                               --------------------------------------
                                                                                           1996              1995
                                                                                        ----------        ----------
Interest income
  Interest and fees on loans                                                            $2,046,356        $1,957,500
  Interest on securities:
    U.S. Government agencies and corporations                                               87,438           182,186
    States and political subdivisions                                                      143,920           123,393
    Other                                                                                        0                 0
  Interest on federal funds sold                                                           198,274             3,353
                                                                                        ----------        ----------
         Total interest income                                                          $2,475,988        $2,266,432
                                                                                        ----------        ----------
Interest expense
  Interest on deposits                                                                  $1,165,042        $  907,693
  Interest on federal funds purchases                                                            0             7,668
  Interest on securities sold under repurchase agreements                                    7,512             6,947
  Interest on note payable                                                                   1,260             1,440
                                                                                        ----------        ----------
         Total interest expense                                                         $1,173,814        $  923,748
                                                                                        ----------        ----------
         Net interest income                                                            $1,302,174        $1,342,684
  Provision for loan losses                                                                 41,250            37,500
                                                                                        ----------        ----------
         Net interest income after provision for loan losses                            $1,260,924        $1,305,184
  Other income

    Gain on sale of securities                                                          $   25,000        $        -
    Service charges                                                                        143,184           122,333
    Other                                                                                   63,769            49,347
                                                                                        ----------        ----------
         Total other income                                                             $  231,953        $  171,680
  Other expenses
    Salaries and wages                                                                  $  392,100        $  369,800
    Pensions and other employee benefits                                                    67,644            62,653
    Occupancy expense                                                                       47,216            45,313
    Other operating expenses                                                               390,611           411,685
                                                                                        ----------        ----------
         Total other expenses                                                           $  897,571        $  889,451
                                                                                        ----------        ----------
  Income before income taxes                                                            $  595,306        $  587,413
  Income taxes                                                                             181,370           189,996
                                                                                        ----------        ----------
         Net income                                                                     $  413,936        $  397,417
                                                                                        ==========        ==========
  Per share of common stock:
    Income before income taxes                                                          $     0.63        $     0.63
         Net income                                                                     $     0.44        $     0.42
         Weighted average shares                                                           944,017           938,015


                       CENTRAL VIRGINIA BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995


                                                                                           1996                1995
                                                                                       ------------         -----------
Cash Flows for Operating Activities
  Net Income                                                                           $   413,936          $  397,417
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation                                                                            62,570              59,441
    Amortization                                                                             4,150               4,150
    Provision for loans losses                                                              41,250              37,500
    Amortization and accretion on securities                                                (6,091)             (5,528)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                      (413,838)            (53,407)
        Accrued interest receivable                                                        126,017              33,202
        Other assets                                                                      (262,950)           (421,824)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                             5,099              24,436
        Other liabilities                                                                  252,825             160,484
                                                                                       ------------         -----------
  Net cash provided by operating activities                                            $   222,968          $  235,871
                                                                                       ------------         -----------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                              $         -          $        -
  Proceeds from sales of securities held to maturity                                     1,000,000                   -
  Proceeds from maturities of securities available for sale                                571,495             500,000
  Purchase of securities available for sale                                             (2,442,486)           (462,031)
  Net (increase) decrease in loans made to customers                                     1,131,805          (1,618,497)
  Capital expenditures                                                                    (819,822)            (21,699)
                                                                                       ------------         -----------
    Net cash (used in) investing activities                                              ($559,008)        ($1,602,227)
                                                                                       ------------         -----------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $ 1,630,030          $  219,040
  Increase in federal funds purchases                                                            -             366,000
  Net proceeds from issuance of capital stock                                               29,940               8,434
  Net increase in securities sold under repurchase agreements                              838,979              51,231
  Dividends paid                                                                          (160,435)           (140,684)
                                                                                       ------------         -----------
    Net cash provided by financing activities                                          $ 2,338,514          $  504,021
                                                                                       ------------         -----------
    Increase (decrease) in cash and cash equivalents                                   $ 2,002,474           ($862,335)
Cash and cash equivalents:
  Beginning                                                                             20,062,555           4,513,936
                                                                                       ------------         -----------
  Ending                                                                               $22,065,029          $3,651,601
                                                                                       ============         ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $ 1,168,715          $  899,311
                                                                                       ============         ===========
    Income                                                                             $         0          $   22,451
                                                                                       ============         ===========


                       CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1996 and 1995
                                  (Unaudited)

Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2  Accounting Change

On January 1, 1995, the Company adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 has been amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on those loans. The effect of adopting Statement No. 114, as amended, is immaterial to the interim financial statements presented herein.

ITEM 2            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's net income totaled $413,936 in the first quarter of 1996, an increase of 4.2% over the first quarter of 1995. The results for 1996 reflect primarily an increase in other income as well as a $25,000 gain on sale of securities. Net income per common share for the first quarter of 1996 was $.44 compared to $.42 for the same period in 1995. The Company's annualized return on average equity was 12.34% in the first quarter of 1996, compared to 13.33% for the first quarter of 1995, while the return on average assets amounted to 1.36% and 1.49% for these periods respectively.

         NET INTEREST INCOME. The Company's net interest income was $1,302,174 for the first quarter of 1996, compared to $1,342,684 for the first quarter of 1995. The decrease in net interest income in 1996 was attributable primarily to the change in the mix of interest earning assets. Average interest earning assets were $113.7 million for the first quarter of 1996, compared to $98.6 million for the first quarter of 1995. The largest component change was in lower-yielding federal funds sold which increased from being less than 1% of average interest earning assets in 1995 to being 13% at March 31, 1996. The average yield on federal funds sold was 5.35% for the first quarter of 1996.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.58% for the first quarter of 1996, compared to 5.45% for the first quarter of 1995.

         NON-INTEREST INCOME. For the first three months of 1996, non-interest income totaled $231,953, an increase of 35.1%, or $60,273, from the same period in 1995. Included in this increase is a $25,000 gain on sale of securities. In addition, service charges on deposit accounts increase 17% and fees received on mortgage loans originated for others increased 20.5%.

         NON-INTEREST EXPENSES. The Company's total non-interest expenses for the first quarter of 1996 increased $8,120, or 9.1% compared to the same period in 1995. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1996 increased $27,291 during this period or 6.3% compared to the same period in 1995. Other operating expenses decreased $21,074, or 5.1%, primarily due to the reduced assessment of FDIC premiums. These premiums were $5,179 for the first quarter of 1996, compared to $52,850 for the same period in 1995.

         INCOME TAXES. The Bank reported income taxes of $181,370 for the first quarter of 1996, compared to $189,996 for the first quarter of 1995. These amounts yielded effective tax rates of 30.5% and 32.3%, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

FINANCIAL CONDITION

         LOAN PORTFOLIO. The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland and western Chesterfield Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

         The principal economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Bank's real estate construction loans are for pre-sold or contract homes.

         At March 31, 1996, loans decreased $1.1 million from December 31, 1995 and increased $790,000 from March 31, 1995. The loan to deposit ratio was 74.88% at March 31, 1996, compared to 77.06% at December 31, 1995 and 86.12% at March 31, 1995. As of March 31, 1996, real estate loans accounted for 58.4% of the loan portfolio, consumer loans were 24.8%, and commercial and industrial loans totaled 16.8% of the loan portfolio.

         Asset Quality. Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

         The following table summarizes non-performing loans:

                                                                   March 31            December 31             March 31
                                                                     1996                  1995                  1995
                                                                     ----                  ----                  ----

                                                                                  (Dollars in Thousands)
Loans accounted for on a non-accrual basis                          $  989                $  648                 $503

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)                             89                   478                  195

Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans contractually
  past due 90 days or more above)                                        -                     -                    -
                                                                    ------                ------                 ----

         TOTAL                                                      $1,078                $1,126                 $698
                                                                    ======                ======                 ====


         Management is not aware of any other loans at March 31, 1996 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.39% at March 31, 1996; 1.34% at December 31, 1995; and 1.36% at
March 31, 1995, respectively. At March 31, 1996 the ratio of the allowance for loan losses to non-performing loans was 107.2%, compared to 94.7% at December 31, 1995 and 159.9% at March 31, 1995.

         Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.

         For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower,the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

         The provision for loan losses totaled $41,250 and $37,500 for the quarters ended March 31, 1996 and 1995, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

SECURITIES

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first quarter of 1996, total securities increased to $15.8 million or 12.5% of total assets at March 31, 1996.

         The securities portfolio consists of two components, investment securities and securities available for sale. Securities are classified as investment securities when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Investment securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities.

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.39% for the first quarter of 1996, compared to 7.70% for the same period in 1995. The book value of the portfolio exceeded the market value by $144,971 at March 31, 1996.

DEPOSITS AND SHORT-TERM BORROWINGS

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by $1,630,030 between December 31, 1995 and March 31, 1996. The average aggregate interest rate paid on deposits was 4.32% in the first quarter of 1996, compared to 4.74% for the same period in 1995. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 1996:

                                                            Time Deposits
                                                      (Dollars in Thousands)

                  Three months or less                            $ 2,273
                  Three to twelve months                            3,756
                  Over twelve months                                5,570
                                                                  -------
                           Total                                  $11,599

CAPITAL RESOURCES

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. The Company's capital position continues to exceed regulatory minimums.

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk- weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of March 31, 1996, with minimum requirements, as defined by regulation, is shown below:

                                              Minimum                Actual
                                           Requirements         March 31, 1996

         Tier 1 risk-based capital                4.0%                 15.83%
         Total risk-based capital                 8.0%                 17.08%
         Leverage ratio                           3.0%                 10.99%

LIQUIDITY AND INTEREST RATE SENSITIVITY

         LIQUIDITY. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

         INTEREST RATE SENSITIVITY. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

EFFECTS OF INFLATION

         Inflation significantly affects industries having high proportions of fixed assets or high levels of inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs.

         The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

ITEM 6            EXHIBITS AND REPORTS ON 8-K

                  (a)      Exhibits:

                           27       Financial Data Schedule (filed herewith).

                  (b) Form 8-K. No reports were filed on Form 8-K in the period for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTRAL VIRGINIA BANKSHARES, INC.
                                            (Registrant)

Date:  May 14, 1996            /s/ Ralph Larry Lyons
                               ----------------------
                               Ralph Larry Lyons, President and Chief Executive
                               Officer (Chief Financial Officer)