Form 10QSB
period 1996-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1996-08-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                Commission File No.    33-9686
 June 30, 1996



                        CENTRAL VIRGINIA BANKSHARES, INC.


               Virginia                            54-1467806
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

As of August 14, 1996, 946,447 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 August 14, 1996

                                      INDEX



Part I.  Financial Information                                                                         Page No.

  Item 1          Financial Statements


Consolidated Balance Sheets - June 30, 1996
and 1995.................................................................................................3

Consolidated Statements of Income - Three
Months Ended June 30, 1996 and 1995
and Six Months Ended June 30, 1996 and 1995..............................................................4

Consolidated Statements of Cash Flows - Six
Months Ended June 30, 1996 and 1995......................................................................5

Notes to Consolidated Financial Statements -
June 30, 1996 and 1995 (Unaudited).......................................................................6

  Item 2          Management's Discussion and
                  Analysis or Plan of Operation................................................................7-13


Part II.  Other Information

  Item 4          Submission of Matters to a Vote of
                  Security Holders............................................................................13-14

  Item 6          Exhibits and Reports on Form 8-K...............................................................14

  Signatures.....................................................................................................15



                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and 1995
                                   (Unaudited)

                                                                                          June 30,            June 30,
                                                                                           1996                1995
                                                                                           ----                ----
                                   ASSETS
                                   ------
Cash and due from banks                                                              $  5,288,397         $  5,792,170
Federal funds sold                                                                     17,286,000            6,961,000
                                                                                     ------------          -----------
         Total cash and cash equivalents                                             $ 22,574,397          $12,753,170
Securities available for sale                                                           6,139,065            9,530,231
Securities held to maturity (approximate market value 1996
  $10,001,485; 1995 $8,361,073)                                                         9,973,347            8,208,809
Mortgage loans held for sale                                                            1,379,500              185,000
Loans, net                                                                             80,666,051           82,021,793
Bank premises and equipment, net                                                        3,418,695            2,082,548
Accrued interest receivable                                                               697,133              677,024
Other assets                                                                            1,336,649            1,800,422
                                                                                     ------------         ------------
         Total assets                                                                $110,254,729         $103,101,023
                                                                                     ============         ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand deposits                                                                  $ 15,087,601         $ 11,297,230
    Interest bearing demand deposits and NOW accounts                                  20,909,842           21,841,183
    Savings deposits                                                                   12,084,641           10,463,223
    Time deposits, $100,000 and over                                                   11,231,564           11,006,479
    Other time deposits                                                                50,941,081           48,492,908
                                                                                     ------------         ------------
                                                                                     $109,436,235         $ 94,233,867
  Securities sold under repurchase agreements                                           1,714,430            1,202,533
  Note payable                                                                             54,000               63,000
  Accrued interest payable                                                                254,673              230,191
  Other liabilities                                                                       164,262              183,404
                                                                                     ------------         ------------
        Total liabilities                                                           $112,442,094         $104,780,151
                                                                                     ------------         ------------
STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50;  authorized  3,000,000 shares;  issued
    946,447 shares 1996;
    939,824 shares 1995                                                              $  2,366,095         $  2,349,560
  Surplus                                                                               4,043,915            3,943,266
  Retained earnings                                                                     7,411,568            6,162,832
  Unrealized gains (losses) on securities available for sale,
    net of tax                                                                           (78,835)               23,188
                                                                                    -------------         ------------
         Total stockholders' equity                                                  $ 13,742,743         $ 12,478,846
                                                                                     ------------         ------------
         Total liabilities and stockholders' equity                                  $126,184,837         $117,258,997
                                                                                     ============         ============


                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended                      Six Months Ended
                                                          June 30                                June 30
                                             -----------------------------------   -------------------------------------
                                                     1996             1995                   1996             1995
                                                     ----             ----                   ----             ----

Interest income
  Interest and fees on loans                      $2,037,071        $2,067,837             $4,083,427       $4,025,337
  Interest on securities:
    U.S. Government agencies and
    corporations                                     109,534           180,043                196,972          362,229
    States and political subdivisions                137,758           121,581                281,678          244,974
    Other                                              5,169                 0                  5,169                0
  Interest on federal funds sold                     231,456            58,280                411,730           61,633
                                                  ----------        ----------             ----------       ----------
Total interest income                             $2,502,988        $2,427,741             $4,978,976       $4,694,173
                                                  ----------        ----------             ----------       ----------
Interest expense
  Interest on deposits                            $1,139,852        $1,068,096             $2,304,894       $1,975,789
  Interest on federal funds
  purchased                                                -               428                      -            8,096
  Interest on securities sold under
  repurchase agreements                                7,109             7,531                 14,621           14,478
  Interest on note payable                             1,080             1,260                  2,340            2,700
                                                  ----------        ----------             ----------       ----------
Total interest expense                            $1,148,041        $1,077,315             $2,321,855       $2,001,063
                                                  ----------        ----------             ----------       ----------
  Net interest income                             $1,354,947        $1,350,426             $2,657,121       $2,693,110
Provision for loan losses                             41,250            37,500                 82,500           75,000
                                                  ----------        ----------             ----------       ----------
  Net interest income after
  provision for loan losses                       $1,313,697        $1,312,926             $2,574,621       $2,618,110
Other income
  Securities gains                                  $      0          $      0                $25,000                -
  Service charges                                    151,210           135,316                294,395          257,649
  Other                                               70,353            49,628                134,121           98,975
                                                    --------          --------               --------         --------
Total other income                                  $221,563          $184,944               $453,516         $356,624
Other expenses
  Salaries and wages                                $386,100          $368,500               $778,200         $738,300
  Pensions and other employee
  benefits                                            59,236            64,449                126,880          127,102
  Occupancy expense                                   47,877            36,482                 95,093           81,795
  Other operating expenses                           474,496           427,770                865,107          839,455
                                                    --------          --------             ----------       ----------
Total other expenses                                $967,709          $897,201             $1,865,280       $1,786,652
                                                    --------          --------             ----------       ----------
  Income before income taxes                        $567,551          $600,669             $1,162,857       $1,188,082
Income taxes                                         166,001           182,834                347,371          372,830
                                                    --------          --------               --------         --------
  Net income                                        $401,550          $417,835               $815,486         $815,252
                                                    ========          ========               ========         ========
Per share of common stock:
  Income before income taxes                           $0.60             $0.64                  $1.23            $1.27
  Net income                                           $0.42             $0.44                  $0.86            $0.87
Weighted average shares
outstanding                                          945,477           939,406                944,747          938,714


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995


                                                                                          1996                1995
                                                                                          ----                ----


Cash Flows for Operating Activities
  Net Income                                                                             $815,486            $815,251
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation                                                                          141,915             119,434
    Amortization                                                                            8,300               8,300
    Provision for loans losses                                                             82,500              75,000
    Amortization and accretion on securities                                              (7,962)            (13,221)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                    (510,906)            (85,407)
        Accrued interest receivable                                                        90,411              95,660
        Other assets                                                                    (211,889)           (587,858)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                          (8,747)              51,712
        Other liabilities                                                                  51,137            (37,556)
                                                                                         --------           ---------
    Net cash provided by operating activities                                            $450,245            $441,315
                                                                                         --------            --------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                              $  210,000          $  275,000
  Purchase of securities held to maturity                                               (166,464)           (250,000)
  Proceeds from maturities of securities available for sale                             2,242,084           1,601,607
  Purchase of securities available for sale                                           (3,600,883)           (462,072)
  Net (increase) decrease in loans made to customers                                    2,367,275         (2,492,746)
  Capital expenditures                                                                (1,441,809)            (42,153)
                                                                                      -----------        ------------
    Net cash (used in) investing activities                                            ($389,797)        ($1,370,364)
                                                                                       ----------        ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $2,448,524          $9,086,196
  Repayment of note payable                                                               (9,000)             (9,000)
  Net proceeds from issuance of common stock                                               53,875              17,886
  Net increase (decrease) in securities sold under repurchase
    agreements                                                                            279,123             354,858
  Dividends paid                                                                        (321,128)           (281,657)
                                                                                      -----------           ---------
    Net cash provided by financing activities                                          $2,451,394          $9,168,283
                                                                                       ----------          ----------
    Increase (decrease) in cash and cash equivalents                                   $2,511,842          $8,239,234
Cash and cash equivalents:
  Beginning                                                                            20,062,555           4,513,936
                                                                                      -----------          ----------
  Ending                                                                              $22,574,397         $12,753,170
                                                                                      ===========         ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $2,330,602          $1,949,351
                                                                                       ==========          ==========
    Income Taxes                                                                         $344,474            $395,948
                                                                                         ========            ========

                        CENTRAL VIRGINIA BANKSHARES, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995
                                   (Unaudited)


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

ITEM 2            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $401,550 in the second quarter of 1996, a decrease of 3.9% from the second quarter of 1995. These results reflect a 1.5% decrease in interest and fees on loans compared to the same period in 1995 which is the result of a 1.7% decrease in net loans outstanding at June 30, 1996. In addition, occupancy expense increased $11,395, or 31.2% and other operating expenses increased $46,726, or 10.9%, primarily as the result of the completion and related move into the Company's new Corporate Center located in Powhatan County. The Company's net interest income increased slightly by $4,521 for the second quarter of 1996 compared to the same period in 1995. Net income per common share for the second quarter of 1996 was $.42 compared to $.47 for the same period in 1995. The Company's annualized return on average equity was 11.80% in the second quarter of 1996, compared to 13.62% for the second quarter of 1995, while the return on average assets amounted to 1.29% and 1.48% for these periods, respectively.

         The Company's net income for the six months ended June 30, 1996 totaled $815,486, a small increase of $234 over the first six months of 1995. The 1996 results reflect primarily a $25,000 gain on the sale of securities in the first quarter, as well as an increase of 21% in service charges and other income. Net income per common share for the first six months of 1996 was $.86 compared to $.87 for the same period in 1995. The Company's annualized return on average equity was 12.07% for the six months ended June 30, 1996, compared to 13.46% for the six months ended June 30, 1995. The return on average assets amounted to 1.32% and 1.48% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,354,947 for the second quarter of 1996, compared to $1,350,426 for the second quarter of 1995. The increase in net interest income in 1996 was attributable primarily to an increase in the volume of the Company's interest earning assets. Average interest earning assets were $114.7 million for the second quarter of 1996, compared to $105.5 million for the second quarter of 1995. The majority of this increase is in federal funds sold which averaged $16.3 million for the second quarter of 1996 compared to $4.0 million for the same period in 1995. For the six months ended June 30, 1996, average interest earning assets rose 11.06% to $114.2 million compared to the same period in 1995.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest yield was 4.72% for the second quarter of 1996 and 4.65% for the first six months of 1996, compared to 5.12% and 5.24% for the same periods of 1995, respectively.

         Non-Interest Income. In the second quarter of 1996, the Company's total non-interest income totaled $221,563, an increase of 19.8%, or $36,619, compared to 1995. For the first six months of 1996, non-interest income increased by $96,892 or 27.2% compared to 1995. Of the various components of non-interest income, this increase is primarily attributable to an increase in service charges on deposit accounts and in fees received on mortgage loans originated for others. The increase in service charges is the result of closer monitoring of the fees charged, particularly overdraft charges, and is not the result of an increase in the amount of the fees charged.

         Non-Interest Expenses. The Company's total non-interest expenses for the second quarter and six months ended June 30, 1996 increased $70,508 and $78,628, respectively, compared to the same periods in 1995. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1996 increased 2.9% for the quarter and 4.6% for the first six months compared to 1995. Occupancy and other operating expenses increased $58,121, or 12.5% for the quarter, and $38,950, or 4.2%, for the six months ended June 30, 1996, primarily due to expenses involved in the completion of and moving into the 15,000 square-foot Corporate Center in May.

         Income Taxes. The Bank reported income taxes of $166,001 for the second quarter and $347,371 for the first six months of 1996, compared to $182,834 and $372,830 for the same periods in 1995, respectively. These amounts yielded effective tax rates of 29.2% for the quarter and 29.9% for the first six months of 1996, compared to 30.4% and 31.4% for the same periods in 1995, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         The principal economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers.
Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Most of the Bank's real estate construction loans are for pre-sold or contract homes.

         At June 30, 1996 loans decreased $2.4 million from December 31, 1995 and $1.4 million from June 30, 1995. The loan to deposit ratio was 73.16% at June 30, 1996, compared to 77.06% at December 31, 1995, and 79.55% at June 30, 1995. As of June 30, 1996, real estate loans accounted for 57.3% of the loan portfolio, consumer loans were 23.4%, and commercial and industrial loans totaled 19.3%.

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

         The following table summarizes non-performing loans:

                                                          June 30            December 31               June 30
                                                           1996                  1995                    1995
                                                           ----                  ----                    ----
                                                                          (Dollars in Thousands)



Loans accounted for on a non-
  accrual basis                                              $764                    $648                   $417

Loans  contractually  past  due
  90  days or more  as to  interest
  or  principal payments (not included in
  non-accrual loans above)                                    382                     478                     220

Loans  restructured  and in  compliance
  with  modified  terms (not included in
  non-accrual loans or loans contractually
  past due 90 days or more above)                              --                      --                     111
                                                          -------                 -------                    ----
         Total                                             $1,146                  $1,126                    $748
                                                           ======                  ======                    ====


         Management is not aware of any other loans at June 30, 1996 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.38%, 1.34% and 1.36% at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. At June 30, 1996 the ratio of the allowance for loan losses to non-performing loans was 100.9%, compared to 94.7% at December 31, 1995 and 151.9% at June 30, 1995.

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

         The provision for loan losses totaled $41,250 for the quarter ended June 30, 1996 and $37,500 for the quarter ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, the provision for loan losses was $82,500 and $75,000, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first six months of 1996, total securities increased 7.6% to $16.1 million or 13% of total assets at June 30, 1996. At December 31, 1995, total securities were $15.0 million, or 12.2% of total assets and at June 30, 1995, total securities were $17.7 million, or 15% of total assets.

         The securities portfolio consists of two components, investment securities and securities available for sale. Securities are classified as investment securities when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Investment securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at the lower of cost or market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities.

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.31% for the second quarter of 1996 and 7.34% for the first six months of 1996, compared to 7.65% and 7.66% for the same periods in 1995. The book value of the portfolio exceeded the market value by $91,308 at June 30, 1996.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 2.27% between December 31, 1995 and June 30, 1996. The average aggregate interest rate paid on deposits was 4.15% in the second quarter of 1996 and 4.25% for the first six months of 1996, compared to 4.14% and 3.83% for the same periods in 1995. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 1996:
                                                            June 30, 1996
                                                            Time Deposits
                                                      (Dollars in Thousands)

                  Three months or less                             $2,022
                  Three to twelve months                            3,842
                  Over twelve months                                5,368
                                                                  -------
                           Total                                  $11,232

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on riskweighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of June 30, 1996, with minimum requirements, as defined by regulation, is shown below:


                                                        Minimum                      Actual
                                                     Requirements               June 30, 1996

         Tier 1 risk-based capital                          4.0%                       16.15%
         Total risk-based capital                           8.0%                       17.40%
         Leverage ratio                                     3.0%                       10.93%

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


Part II.  Other Information

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Shareholders meeting was held on April 23, 1996.

         (b)      Directors elected at the meeting for a three year term were:

                  1.       Ralph Larry Lyons
                  2.       Garland L. Blanton, Jr.
                  3.       Fleming V. Austin

                  Directors with continuing terms were:

                  1.       Elwood C. May
                  2.       John B. Larus
                  3.       Charles W. Binford
                  4.       Charles B. Goodman
                  5.       P. Allen Brauer

         (c)      Matters voted upon:

              1. Election of Ralph Larry Lyons as a director for a three year term:

                       Votes for.....................609,417
                       Votes against...................    0
                       Abstained.......................    0
                       Not voted.....................334,316

              2. Election of Garland L. Blanton, Jr. as a director for a three year term:

                       Votes for.....................609,417
                       Votes against...................    0
                       Abstained.......................    0
                       Not voted.....................334,316

              3. Election of Fleming V. Austin as a director for a three year term:

                       Votes for.....................607,087
                       Votes against...................    0
                       Abstained...................    2,330
                       Not voted.....................334,316

              4.       Other Business:

                       Votes for.....................609,317
                       Votes against..............         0
                       Abstained..................       100
                       Not voted.....................334,316


  ITEM 6          EXHIBITS AND REPORTS ON 8-K

                  (a)      Exhibits:
                           27        Financial Data Schedule (filed herewith)

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



                              CENTRAL VIRGINIA BANKSHARES, INC.
                                     (Registrant)


Date:  August 14, 1996        /s/ Ralph Larry Lyons
                              -----------------------
                              Ralph Larry Lyons, President and Chief Executive
                              Officer (Chief Financial Officer)