Form 10QSB/A
period 1996-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1996-08-26
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A



                               Amendment No. 1 to
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



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

As of August 26, 1996, 946,447 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 August 26, 1996

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

  Item 4          Submission of Matters to a Vote of
                  Security Holders............................................................................13-14

  Item 6          Exhibits and Reports on Form 8-K...............................................................14

  Signatures.....................................................................................................15



                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and 1995
                                   (Unaudited)

                                                                                          June 30,            June 30,
                                                                                           1996                1995
                                                                                           ----                ----
                                   ASSETS
                                   ------
Cash and due from banks                                                              $  5,288,397         $  5,792,170
Federal funds sold                                                                     17,286,000            6,961,000
                                                                                     ------------          -----------
         Total cash and cash equivalents                                             $ 22,574,397          $12,753,170
Securities available for sale                                                           6,139,065            9,530,231
Securities held to maturity (approximate market value 1996
  $10,001,485; 1995 $8,361,073)                                                         9,973,347            8,208,809
Mortgage loans held for sale                                                            1,379,500              185,000
Loans, net                                                                             80,666,051           82,021,793
Bank premises and equipment, net                                                        3,418,695            2,082,548
Accrued interest receivable                                                               697,133              677,024
Other assets                                                                            1,336,649            1,800,422
                                                                                     ------------         ------------
         Total assets                                                                $126,184,837         $117,258,997
                                                                                     ============         ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand deposits                                                                  $ 15,087,601         $ 11,297,230
    Interest bearing demand deposits and NOW accounts                                  20,909,842           21,841,183
    Savings deposits                                                                   12,084,641           10,463,223
    Time deposits, $100,000 and over                                                   11,231,564           11,006,479
    Other time deposits                                                                50,941,081           48,492,908
                                                                                     ------------         ------------
                                                                                     $110,254,729         $103,101,023
  Securities sold under repurchase agreements                                           1,714,430            1,202,533
  Note payable                                                                             54,000               63,000
  Accrued interest payable                                                                254,673              230,191
  Other liabilities                                                                       164,262              183,404
                                                                                     ------------         ------------
        Total liabilities                                                           $112,442,094          $104,780,151
                                                                                     ------------         ------------
STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50;  authorized  3,000,000 shares;  issued
    946,447 shares 1996;
    939,824 shares 1995                                                              $  2,366,095         $  2,349,560
  Surplus                                                                               4,043,915            3,943,266
  Retained earnings                                                                     7,411,568            6,162,832
  Unrealized gains (losses) on securities available for sale,
    net of tax                                                                           (78,835)               23,188
                                                                                    -------------         ------------
         Total stockholders' equity                                                  $ 13,742,743         $ 12,478,846
                                                                                     ------------         ------------
         Total liabilities and stockholders' equity                                  $126,184,837         $117,258,997
                                                                                     ============         ============


                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended                      Six Months Ended
                                                          June 30                                June 30
                                             -----------------------------------   -------------------------------------
                                                     1996             1995                   1996             1995
                                                     ----             ----                   ----             ----

Interest income
  Interest and fees on loans                      $2,037,071        $2,067,837             $4,083,427       $4,025,337
  Interest on securities:
    U.S. Government agencies and
    corporations                                     109,534           180,043                196,972          362,229
    States and political subdivisions                137,758           121,581                281,678          244,974
    Other                                              5,169                 0                  5,169                0
  Interest on federal funds sold                     213,456            58,280                411,730           61,633
                                                  ----------        ----------             ----------       ----------
Total interest income                             $2,502,988        $2,427,741             $4,978,976       $4,694,173
                                                  ----------        ----------             ----------       ----------
Interest expense
  Interest on deposits                            $1,139,852        $1,068,096             $2,304,894       $1,975,789
  Interest on federal funds
  purchased                                                -               428                      -            8,096
  Interest on securities sold under
  repurchase agreements                                7,109             7,531                 14,621           14,478
  Interest on note payable                             1,080             1,260                  2,340            2,700
                                                  ----------        ----------             ----------       ----------
Total interest expense                            $1,148,041        $1,077,315             $2,321,855       $2,001,063
                                                  ----------        ----------             ----------       ----------
  Net interest income                             $1,354,947        $1,350,426             $2,657,121       $2,693,110
Provision for loan losses                             41,250            37,500                 82,500           75,000
                                                  ----------        ----------             ----------       ----------
  Net interest income after
  provision for loan losses                       $1,313,697        $1,312,926             $2,574,621       $2,618,110
Other income
  Securities gains                                  $      0          $      0                $25,000                -
  Service charges                                    151,210           135,316                294,395          257,649
  Other                                               70,353            49,628                134,121           98,975
                                                    --------          --------               --------         --------
Total other income                                  $221,563          $184,944               $453,516         $356,624
Other expenses
  Salaries and wages                                $386,100          $368,500               $778,200         $738,300
  Pensions and other employee
  benefits                                            59,236            64,449                126,880          127,102
  Occupancy expense                                   47,877            36,482                 95,093           81,795
  Other operating expenses                           474,496           427,770                865,107          839,455
                                                    --------          --------             ----------       ----------
Total other expenses                                $967,709          $897,201             $1,865,280       $1,786,652
                                                    --------          --------             ----------       ----------
  Income before income taxes                        $567,551          $600,669             $1,162,857       $1,188,082
Income taxes                                         166,001           182,834                347,371          372,830
                                                    --------          --------               --------         --------
  Net income                                        $401,550          $417,835               $815,486         $815,252
                                                    ========          ========               ========         ========
Per share of common stock:
  Income before income taxes                           $0.60             $0.64                  $1.23            $1.27
  Net income                                           $0.42             $0.44                  $0.86            $0.87
Weighted average shares
outstanding                                          945,477           939,406                944,747          938,714


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995


                                                                                          1996                1995
                                                                                          ----                ----


Cash Flows for Operating Activities
  Net Income                                                                             $815,486            $815,251
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation                                                                          141,915             119,434
    Amortization                                                                            8,300               8,300
    Provision for loans losses                                                             82,500              75,000
    Amortization and accretion on securities                                              (7,962)            (13,221)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                    (510,906)            (85,407)
        Accrued interest receivable                                                        90,411              95,660
        Other assets                                                                    (211,889)           (587,858)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                          (8,747)              51,712
        Other liabilities                                                                  51,137            (37,556)
                                                                                         --------           ---------
    Net cash provided by operating activities                                            $450,245            $441,315
                                                                                         --------            --------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                              $  210,000          $  275,000
  Purchase of securities held to maturity                                               (166,464)           (250,000)
  Proceeds from maturities of securities available for sale                             2,242,084           1,601,607
  Purchase of securities available for sale                                           (3,600,883)           (462,072)
  Net (increase) decrease in loans made to customers                                    2,367,275         (2,492,746)
  Capital expenditures                                                                (1,441,809)            (42,153)
                                                                                      -----------        ------------
    Net cash (used in) investing activities                                            ($389,797)        ($1,370,364)
                                                                                       ----------        ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $2,448,524          $9,086,196
  Repayment of note payable                                                               (9,000)             (9,000)
  Net proceeds from issuance of common stock                                               53,875              17,886
  Net increase (decrease) in securities sold under repurchase
    agreements                                                                            279,123             354,858
  Dividends paid                                                                        (321,128)           (281,657)
                                                                                      -----------           ---------
    Net cash provided by financing activities                                          $2,451,394          $9,168,283
                                                                                       ----------          ----------
    Increase (decrease) in cash and cash equivalents                                   $2,511,842          $8,239,234
Cash and cash equivalents:
  Beginning                                                                            20,062,555           4,513,936
                                                                                      -----------          ----------
  Ending                                                                              $22,574,397         $12,753,170
                                                                                      ===========         ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $2,330,602          $1,949,351
                                                                                       ==========          ==========
    Income Taxes                                                                         $344,474            $395,948
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

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTRAL VIRGINIA BANKSHARES, INC.
                                     (Registrant)


Date:  August 26, 1996        /s/ Ralph Larry Lyons
                              -----------------------
                              Ralph Larry Lyons, President and Chief Executive
                              Officer (Chief Financial Officer)