Form 10QSB
period 1996-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1996-11-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                             Commission File No.    33-9686
September 30, 1996



                        CENTRAL VIRGINIA BANKSHARES, INC.


         Virginia                                            54-1467806
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)





                              2036 New Dorset Road
                                  P. O. Box 39
                            Powhatan, Virginia 23139
                     (Address of Principal Executive Office)

                                 (804) 794-6266
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ (not subject to filing requirements for the past 90 days).

As of November 13, 1996, 947,799 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                September 30, 1996

                                      INDEX



Part I.  Financial Information                                                                                Page No.

  Item 1             Financial Statements
                     Consolidated Balance Sheets - September 30, 1996
                     and 1995....................................................................................3

                     Consolidated Statements of Income - Three
                     Months Ended September 30, 1996 and 1995
                     and Nine Months Ended September 30, 1996 and 1995...........................................4

                     Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 1996 and 1995....................................................5

                     Notes to Consolidated Financial Statements -
                     September 30, 1996 and 1995 (Unaudited).....................................................6

  Item 2             Management's Discussion and
                     Analysis or Plan of Operation...............................................................7-12


Part II.     Other Information

  Item 6             Exhibits and Reports on Form 8-K............................................................12

 Signatures......................................................................................................13



                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1996 and 1995
                                   (Unaudited)

                                                                                  Sept. 30,           Sept. 30,
                                                                                     1996               1995
                                   ASSETS
Cash and due from banks                                                             $  5,197,033        $  3,617,603
Federal funds sold                                                                    15,391,000          11,691,000
                                                                                      ----------         -----------
         Total cash and cash equivalents                                            $ 20,588,033        $ 15,308,603
Securities available for sale                                                          8,023,651           8,647,736
Securities held to maturity (approximate market value 1996
  $9,521,065; 1995 $8,971,300)                                                         9,431,393           8,713,422
Mortgage loans held for sale                                                             385,000              60,000
Loans, net                                                                            81,983,838          83,055,991
Bank premises and equipment, net                                                       3,486,080           2,086,359
Accrued interest receivable                                                              597,649             730,955
Other assets                                                                           1,252,616           1,214,411
                                                                                    ------------        ------------
         Total assets                                                               $125,748,260        $119,817,477
                                                                                    ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand deposits                                                                 $ 15,697,950        $ 13,290,141
    Interest bearing demand deposits and NOW accounts                                 20,866,667          19,935,252
    Savings deposits                                                                  12,431,989          11,173,272
    Time deposits, $100,000 and over                                                  10,366,209          10,610,805
    Other time deposits                                                               50,452,121          50,239,228
                                                                                      ----------          ----------
                                                                                    $109,814,936        $105,248,698
  Securities sold under repurchase agreements                                          1,387,143           1,154,519
  Note payable                                                                            54,000              63,000
  Accrued interest payable                                                               221,754             253,161
  Other liabilities                                                                      229,179             265,755
                                                                                      ----------          ----------
         Total liabilities                                                          $111,707,012        $106,985,133
                                                                                    ------------        ------------
STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50;  authorized  3,000,000 shares;  issued
    947,799 shares 1996;    942,270 shares 1995                                     $  2,369,475        $  2,355,675
  Surplus                                                                              4,066,628           3,972,653
  Retained earnings                                                                    7,664,290           6,496,168
  Unrealized gains on securities available for sale, net of tax                         (59,145)               7,848
                                                                                      ----------          ----------
         Total stockholders' equity                                                 $ 14,041,248        $ 12,832,344
                                                                                    ------------        ------------
         Total liabilities and stockholders' equity                                 $125,748,260        $119,817,477
                                                                                    ============        ============


                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30                          September 30
                                             ---------------------------------     ----------------------------------
                                                     1996             1995                  1996             1995
                                                     ----             ----                  ----             ----
Interest income
  Interest and fees on loans                      $2,077,161       $2,130,960            $6,160,588       $6,156,297
  Interest on securities:
    U.S. Government agencies and
      corporations                                   136,681          144,275               333,653          506,504
    States and political subdivisions                134,144          126,211               415,822          371,185
    Other                                                  0            5,169                 5,169            5,169
  Interest on federal funds sold                     228,296          140,901               640,026          202,534
                                                  ----------       ----------            ----------       ----------
Total interest income                             $2,576,282       $2,547,516            $7,555,258       $7,241,689
                                                  ----------       ----------            ----------       ----------
Interest expense
  Interest on deposits                            $1,129,034       $1,163,835            $3,433,928       $3,139,624
  Interest on federal funds
    purchased                                              -                -                     0            8,096
  Interest on securities sold under
    repurchase agreements                             10,404            7,497                25,025           21,975
  Interest on note payable                             1,080            1,260                 3,420            3,960
                                                  ----------       ----------            ----------       ----------
Total interest expense                            $1,140,518       $1,172,592            $3,462,373       $3,173,655
                                                  ----------       ----------            ----------       ----------
  Net interest income                             $1,435,764       $1,374,924            $4,092,885       $4,068,034
Provision for loan losses                             41,250           37,500               123,750          112,500
                                                  ----------       ----------            ----------       ----------
  Net interest income after
    provision for loan losses                     $1,394,514       $1,337,424            $3,969,135       $3,955,534
Other income
  Securities gains                                  $      0         $      0               $25,000                -
  Service charges                                    145,083          139,102               439,478          396,751
  Other                                               58,228           45,082               192,350          144,057
                                                  ----------       ----------            ----------       ----------
Total other income                                  $203,311         $184,184              $656,828         $540,808
Other expenses
  Salaries and wages                                $387,325         $368,400            $1,165,525       $1,106,700
  Pensions and other employee
    benefits                                          72,632           60,275               199,512          187,377
  Occupancy expense                                   64,566           37,707               159,659          119,502
  Other operating expenses                           479,392          343,472             1,344,499        1,182,927
                                                  ----------       ----------            ----------       ----------
Total other expenses                              $1,003,915         $809,854            $2,869,195       $2,596,506
                                                  ----------         --------            ----------       ----------
  Income before income taxes                        $593,910         $711,754            $1,756,768       $1,899,836
Income taxes                                         177,341          223,364               524,712          596,194
                                                  ----------       ----------            ----------       ----------
  Net income                                        $416,569         $488,390            $1,232,056       $1,303,642
                                                    ========         ========            ==========       ==========
Per share of common stock:
  Income before income taxes                           $0.63            $0.76                 $1.86            $2.02
  Net income                                           $0.44            $0.52                 $1.30            $1.39
Weighted average shares
  outstanding                                        946,712          940,271               945,406          939,239


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995

                                                                                         1996                1995
                                                                                         ----                ----
Cash Flows for Operating Activities
  Net Income                                                                           $1,232,056         $1,303,642
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation                                                                          233,045            180,418
    Amortization                                                                           15,067             15,067
    Provision for loan losses                                                             123,750            112,500
    Amortization and accretion on securities                                              (6,799)           (16,051)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                      483,594             39,593
        Accrued interest receivable                                                       189,895             41,729
        Other assets                                                                    (176,744)             39,405
      Increase (decrease) in liabilities:
        Accrued interest payable                                                         (41,666)             74,682
        Other liabilities                                                                 116,054             28,981
                                                                                       ----------         ----------
    Net cash provided by operating activities                                          $2,168,252         $1,819,966
                                                                                       ----------         ----------
Cash Flows from Investment Activities
  Proceeds from maturities of securities held to maturity                              $  910,000         $  275,000
  Purchase of securities held to maturity                                               (321,464)          (750,000)
  Proceeds from maturities of securities available for sale                             2,574,894          2,962,906
  Purchase of securities available for sale                                           (5,788,583)          (965,900)
  Net (increase) decrease in loans made to customers                                    1,033,192        (3,588,697)
  Capital expenditures                                                                (1,600,324)          (106,948)
                                                                                       ----------         ----------
    Net cash provided by (used in) investing activities                              ($3,192,285)       ($2,173,639)
                                                                                     ------------       ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $2,008,731        $11,233,871
  Repayment of note payable                                                               (9,000)            (9,000)
  Net proceeds from issuance of common stock                                               79,968             53,388
  Net increase (decrease) in securities sold under repurchase
    agreements                                                                           (48,164)            306,844
  Dividends paid                                                                        (482,024)          (436,763)
                                                                                       ----------         ----------
    Net cash provided by financing activities                                          $1,549,511        $11,148,340
                                                                                       ----------        -----------
    Increase (decrease) in cash and cash equivalents                                     $525,478        $10,794,667
Cash and cash equivalents:
  Beginning                                                                            20,062,555          4,513,936
                                                                                       ----------         ----------
  Ending                                                                              $20,588,033        $15,308,603
                                                                                      ===========        ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $3,504,039         $3,098,973
                                                                                       ==========         ==========
    Income Taxes                                                                         $549,088           $602,306
                                                                                         ========           ========

                        CENTRAL VIRGINIA BANKSHARES, INC.


                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995
                                   (Unaudited)


Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2  Accounting Change

On January 1, 1995, the Company adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 has been amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures. Statement No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for credit losses and interest income recognized on those loans. The effect of adopting Statement No. 114, as amended, is immaterial to the interim financial statements presented herein.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $416,569 in the third quarter of 1996, a decrease of 14.7% from the third quarter of 1995. The earnings for the third quarter of 1996 were affected by Congressional legislation passed on September 30, 1996 to recapitalize the Savings Association Insurance Fund (SAIF). The pre-tax charge to the Company was $47,340 based on thrift deposits acquired in 1992. In addition, the third quarter earnings in 1995 were positively affected by a refund of previous FDIC premiums paid in the amount of approximately $51,000 before taxes. Without the effects of these one-time transactions, net earnings for the quarter of 1996 was down 1.5% compared to 1995.

         Net interest income increased by 4.4% for the third quarter of 1996 compared to the same period in 1995. Other operating expenses increased 39.6% compared to the same period in 1995 primarily due to the SAIF charge and FDIC refund previously noted. Net income per common share for the third quarter of 1996 was $.44 compared to $.52 for the same period in 1995. The Company's annualized return on average equity was 12.07% in the third quarter of 1996, compared to 15.43% for the third quarter of 1995, while the return on average assets amounted to 1.33% and 1.66% for these periods, respectively.

         The Company's net income for the nine months ended September 30, 1996 totaled $1,232,056 a decrease of 5.5% over the first nine months of 1995. Again, without the effects of the two one-time insurance premium transactions, net income for the first nine months of 1996 decreased $6,682 or .5% compared to 1995. This decrease is primarily the result of increased occupancy and other expenses associated with the opening of the Company's new Operations Center in May 1996. Net income per common share for the first nine months of 1996 was $1.30 compared to $1.39 for the same period in 1995. The Company's annualized return on average equity was 12.07% for the nine months ended September 30, 1996, compared to 14.14% for the nine months ended September 30, 1995. The return on average assets amounted to 1.33% and 1.55% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,435,764 for the third quarter of 1996, compared to $1,374,924 for the third quarter of 1995. The increase in net interest income in 1996 was attributable primarily to an increase in the volume of the Company's interest earning assets. Average interest earning assets were $116.4 million for the third quarter of 1996, compared to $111.3 million for the third quarter of 1995. In addition to the increase in interest earning assets, the composition of interest earning assets changed as lower-yielding federal funds sold increased from an average of $10.1 million for the quarter ended September 30, 1995 to an average of $16.6 million for the quarter ended September 30, 1996, while average loans outstanding decreased $1.1 million, or 1.3% to an average of $82.7 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1996, average interest earning assets rose 8.1% to $115.2 million compared to the same period in 1995.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.94% for both the third quarters of 1996 and 1995. For the nine months ended September 30, 1996, the net interest margin was 4.74% compared to 5.09% for the same period of 1995.

         Non-Interest Income. In the third quarter of 1996, the Company's total non-interest income totaled $203,311, an increase of 10.4%, or $19,127, compared to 1995. Of the various components of non-interest income, this increase is primarily attributable to an increase in fees received on mortgage loans originated for others. For the first nine months of 1996, non-interest income increased by $106,020, or 19.6%, compared to 1995. This increase is primarily related to a $25,000 gain on the sale of a security in the first quarter of 1996 and an increase in fees collected on demand deposit accounts. The increase in demand deposit fees is the result of a change in the method of tracking and assessing these fees and is not the result of increasing the amount of the fees charged.

         Non-Interest Expenses. The Company's total non-interest expenses for the third quarter ended September 30, 1996 increased $194,061, or 23.9%, and for the nine month period ended September 30, 1996 increased $272,689, or 10.5%, compared to the same periods in 1995. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1996 increased $31,282 for the quarter and $70,960 for the first nine months compared to 1995. Other operating expenses for the quarter increased $135,920, or 39.6%, and for the nine months increased $161,572, or 13.7%, primarily due to the SAIF assessment in the third quarter of 1996 and the FDIC insurance premium refund in the third quarter of 1995. Other operating expenses for the third quarter and nine months ended September 30, 1996 were also affected by expenses related to the opening of the new Operations Center in May.

         Income Taxes. The Company reported income taxes of $177,341 for the third quarter and $524,712 for the first nine months of 1996, compared to $223,364 and $596,194 for the same periods in 1995, respectively. These amounts yielded effective tax rates of 29.9% for the quarter and 31.4% for the first nine months of 1996, compared to 31.4% and 31.6% for the same periods in 1995, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At September 30, 1996 loans decreased $1.09 million from December 31, 1995 and $1.07 million from September 30, 1995. The loan-to-deposit ratio was 74.7% at September 30, 1996, compared to 77.1% at December 31, 1995, and 78.9% at September 30, 1995. As of September 30, 1996, real estate loans accounted for 58.6% of the loan portfolio, consumer loans were 23.1%, and commercial and industrial loans totaled 18.3%.

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

         The following table summarizes non-performing loans:

                                                                      Sept. 30,            Dec. 31,           Sept. 30,
                                                                         1996                1995                1995
                                                                         ----                ----                ----

                                                                             (Dollars in Thousands)

Loans accounted for on a non-accrual basis                                $487                $648                $762
Loans contractually past due 90 days or more as
  to interest or principal payments (not included
  in non-accrual loans above)                                              512                 478                 295
Loans restructured and in compliance with
  modified terms (not included in non-accrual
  loans or loans contractually past due 90 days or
  more above)                                                               --                  --                 140
                                                                          ----              ------              ------

         Total                                                            $999              $1,126              $1,097
                                                                          ====              ======              ======

         Management is not aware of any other loans at September 30, 1996 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.42%, 1.34% and 1.38% at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. At September 30, 1996 the ratio of the allowance for loan losses to non-performing loans was 118.6%, compared to 100.1% at December 31, 1995 and 106.2% at September 30, 1995.

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

         The provision for loan losses totaled $41,250 for the quarter ended September 30, 1996 and $37,500 for the same period in 1995. For the nine month periods ended September 30, 1996 and 1995, the provision for loan losses totaled $123,750 and $112,500, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first nine months of 1996, total securities increased 16.6% to $17.5 million, or 13.9% of total assets at September 30, 1996. At December 31, 1995, total securities were $15.0 million, or 12.2% of total assets and at September 30, 1995, total securities were $17.4 million, or 14.5% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.65% for the third quarter and 7.56% for the first nine months of 1996, compared to 7.48% and 7.57% for the same periods in 1995. The market value of the portfolio exceeded the book value by less than $100 at September 30, 1996.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 1.9% between December 31, 1995 and September 30, 1996. The average aggregate interest rate paid on deposits was 4.06% in the third quarter of 1996 and 4.17% for the first nine months of 1996, compared to 4.42% and 4.19% for the same periods in 1995. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 1996:
                                                            Sept. 30, 1996
                                                            Time Deposits
                                                      (Dollars in Thousands)

                  Three months or less                            $ 1,211
                  Three to twelve months                            4,801
                  Over twelve months                                4,354
                                                                 --------
                           Total                                  $10,366

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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of September 30, 1996, with minimum requirements, as defined by regulation, is shown below:


                                                        Minimum                          Actual
                                                     Requirements               September 30, 1996

         Tier 1 risk-based capital                          4.0%                           16.43%
         Total risk-based capital                           8.0%                           17.68%
         Leverage ratio                                     3.0%                           11.05%

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



                                     CENTRAL VIRGINIA BANKSHARES, INC.
                                                 (Registrant)


Date:  November 13, 1996              /s/ Ralph Larry Lyons
                                     ----------------------
                                     Ralph Larry Lyons, President and Chief
                                     Executive Officer (Chief Financial Officer)