Form 10KSB
period 1996-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 1997-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996     Commission file number:  33-9686


                        CENTRAL VIRGINIA BANKSHARES, INC.
                 (Name of small business issuer in its charter)

             Virginia                                     54-1467806
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


    U.S. Route 60 at Flat Rock, Post Office Box 39, Powhatan, Virginia 23139
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number including area code: (804) 794-6266


         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $2.50 par value


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_    No  ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $11.0 million

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $19,069,300 computed by reference to the last sales price of $21.375 per share as of March 14, 1997, on The Nasdaq SmallCap Market, as reported in published financial sources.

         At March 14, 1997, there were 949,140 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes ___    No  _X_

                       DOCUMENTS INCORPORATED BY REFERENCE


Document of the Registrant                       Form 10-KSB Reference Location
--------------------------                       ------------------------------

1997 Proxy Statement                             Part III

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

         The Company and the Bank. Central Virginia Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on March 7, 1986, solely to acquire all of the issued and outstanding shares of Central Virginia Bank's (the "Bank") capital stock. The Bank was incorporated on June 1, 1972 under the laws of Virginia and, since opening for business on September 17, 1973, its main and administrative office has been located on U.S. Route 60 at Flat Rock, in Powhatan County, Virginia. In May 1996, the administrative offices were relocated to the Corporate Center in the Powhatan Commercial Center located off Route 60 near the main office. The Company does plan to open one new branch in Cumberland County in 1997 and expects to continue to provide the banking services described herein.

         Principal  Market  Area.  The Bank's  primary  service area is Powhatan
County and extends into Chesterfield and Cumberland counties which had populations of 15,328, 209,274 and 7,825, respectively, according to the 1990 census. Both Powhatan and Chesterfield counties' populations are projected by the Virginia Department of Planning and Budget to grow faster than the State's average through the year 2000. The Bank's main office is located in the Village of Flat Rock in Powhatan County which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. The Bank's branch offices are located in the Village Marketplace Shopping Center in the Village of Midlothian and the Market Square Shopping Center in Brandermill, both in Chesterfield County, and in the Cartersville community in Cumberland County. The Bank's present intention is to continue concentrating its activities in its current service area, which the Bank believes is an attractive area in which to operate.

         Banking Services. The principal business of the Bank is to attract deposits and to loan or invest those deposits on profitable terms. The Bank offers a wide range of services, including checking and savings accounts, certificates of deposits, as well as credit cards, installment loans, construction and permanent residential mortgage loans and other consumer lending services. The Bank also makes seasonal and term loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers other related services, such as travelers' checks, safe deposit boxes, deposit transfer, customer note payment, annuities, collections, notary public, escrow, drive-in facility and other customary banking services. The Bank's lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area. The Bank provides trust services to its customers through an affiliation with The Trust Company of Virginia.

         The Bank's plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. As the Bank's primary service area shifts from rural to suburban in nature, the Bank will compete aggressively for customers through its traditional personal service and extended hours of operation. The Bank will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed. Consistent with its focus on providing community based financial services, the Bank does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers will be directly affected by the economic conditions and the real estate market prevailing in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. At the present time, the Bank does not anticipate extending operations beyond Powhatan County, the western portion of Chesterfield County and Cumberland County. The Bank is planning to establish an additional branch in Cumberland County and may establish additional branches in locations if attractive sites become available.

Lending Activities

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans and commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland and western Chesterfield Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area. The principal economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage this risk, the Bank's policy gives loan amount approval limits to individual loan officers based on their level of experience. All unsecured loans in excess of $100,000 and all secured loans in excess of $500,000 must be approved by the Board of Directors. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Most of the Bank's real estate construction loans are for pre-sold or contract homes.

         Residential Mortgage Loans. Residential mortgage loans are made in amounts up to 80.0% of the appraised value of the security property. Residential mortgage loans are underwritten using specific qualification guidelines which are intended to assure that such loans are eligible for sale into the secondary mortgage market. The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank. The Bank originates residential mortgage loans that are sold in the secondary market. These loans are generally either one-year adjustable rate mortgages ("ARMs") or fifteen to thirty year fixed rate mortgages. All permanent residential mortgages made for the Bank's own portfolio are made as three-year ARMs.

         The Bank's ARMs are subject to limitations of 2.0% per three year period on interest rate increases and decreases. In addition, ARMs currently originated by the Bank provide for a lifetime cap of 6.0% or less from the borrower's initial interest rate. All changes in the interest rate must be based on the movement of an index agreed to by the Bank and the borrower.

         There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of ARMs to an institution's asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

         The Bank charges origination fees on its residential mortgage loans. These fees vary among loan products and with market conditions. Generally such fees amount to 1.0% to 3.0% of the loan principal amount. In addition, the Bank charges fees to its borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

         Commercial Mortgage Loans. The Bank does not actively seek commercial permanent mortgage loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. Such requests from Bank customers and concerning properties in the Bank's established trade area would be considered.

         Real Estate Construction Lending. In general, the Bank does not actively originate construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings.

         In order to promote its permanent mortgage lending business and because of the attractive adjustable interest rates available, the Bank makes construction and small development loans for residential purposes. The large majority of the Bank's construction loans are to experienced builders. Such loans normally carry an interest rate of 1.0% to 3.0% over the prime bank lending rate, adjusted daily. Construction lending entails significant risk as compared with residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize risks associated with construction lending, the Bank limits loan amounts to 75.0% of appraised value on unsold homes and 80.0% of appraised value on pre-sold homes, in addition to its usual credit analysis of its borrowers. The Bank always obtains a first lien on the property as security for its construction loans.

         Consumer Lending. The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans and home equity lines of credit.

         Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank's market area. At December 31, 1996, commercial business loans were $15.3 million or 19% of the Bank's total loan portfolio, a majority of which were secured by real estate. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers and the concentration of such loans in the Bank's portfolio. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 1996, the majority of the Bank's nonperforming loans were commercial loans.

Competition

         The Bank encounters strong competition for its banking services within its primary service area. In Powhatan and Cumberland Counties, the bank competes with Jefferson National Bank, which is the only bank that has branches within these two markets other than the Bank. The Bank is the only community bank in the two counties. In Chesterfield County there are several community banks that compete with the Bank. The Bank also competes with many large banks in nearby
Richmond to where many residents in the Bank's primary service area commute. Financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally. Most of the Bank's competitors have substantially greater resources than the Bank.

Employees

         The Bank had 58 officers and full-time employees at December 31, 1996. Employee relations have been good. The Bank sponsors a Profit Sharing/Retirement Plan for its employees.

Regulation and Supervision

         Bank holding companies and banks are extensively regulated under both federal and state law. The following is a summary of certain federal laws and regulations that govern the Company and the Bank. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

         Bank Holding Companies. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the "BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company.

         The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The BHCA would prohibit the Federal Reserve Board from approving an application from the Company to acquire shares of a bank located outside of Virginia, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. However, under recently enacted federal legislation, the restriction on interstate acquisitions will be abolished effective September 1995, and thereafter, bank holding companies from any state will be able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), providing certain conditions are met, including the applicable state law must expressly permit such interstate branching.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA.

         Banks. The Bank is supervised and regularly examined by the Federal Reserve Board and the Bureau of Financial Institutions of Virginia's State Corporation Commission. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

         FDIC Insurance Assessments. The Bank is subject to FDIC deposit insurance assessments. It is possible that insurance assessments could increase in future years, and it is possible that there may be special additional assessments. Additional assessments could have an adverse impact on the Company's results of operations.

         Governmental Policies. The operations of the Company and the Bank are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

         Limits on Dividends and Other Payments. The Company is a legal entity separate and distinct from the Bank. Most of the Company's revenues result from dividends paid to the Company by the Bank. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company in its capacity as a creditor may be recognized.

         The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state law, regulations and policies.

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1996, the Bank had $3.4 million of retained earnings legally available for the payment of dividends.

         In addition, the Federal Reserve Board is authorized to determine under certain circumstances relating to the financial condition of a national bank, a state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

         Borrowings by the Company. There are various legal restrictions on the extent to which the Company can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to the Company, to 10% of the Bank's capital stock and surplus, and as to the Company and any nonbanking subsidiaries in the aggregate, to 20% of the Bank's capital stock and surplus. Federal law also requires that transactions between the Bank and the Company or any nonbanking subsidiaries, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the Bank as those that apply or would apply to comparable transactions with unaffiliated parties.

         Capital Requirements. The Federal Reserve Board has published risk-based capital guidelines which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and Total Capital ratios as of December 31, 1996 were 16.4% and 17.7%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1996 was 11.2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The Bank is subject to capital requirements adopted by the Federal Reserve Board that are the same as those that apply to the Company. At December 31, 1996 the Bank's total capital, Tier 1 capital and leverage ratios were 16.4%, 17.7% and 11.2%, respectively.

         Each federal regulatory agency is required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve Board and the FDIC have jointly solicited comments on a proposed framework for implementing the interest rate risk component of the risk-based capital guidelines. Under the proposal, an institution's assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instruments' price sensitivity to a one hundred basis point change in interest rates. Institutions with interest rate risk exposure in excess of the threshold level would be required to hold additional capital proportional to that risk. In 1994, the Federal Reserve Board, FDIC, and related agencies solicited comments on a proposed revision to the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The revision proposed to amend each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The proposal was adopted as a final rule by the Federal Reserve Board and the FDIC and subsequently became effective on January 17, 1995. The Company and the Bank do not expect the final rule to have a material impact on their respective capital requirements.

         Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks. This support may be required during periods of financial stress or adversity, in circumstances where the Company might not do so absent such policy. A bank holding company is expected to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. The failure of a bank holding company to serve as a source of strength to its subsidiary banks would generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of Federal Reserve Board regulations, or both.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The main office of the Company and the Bank was built in 1978 and is a two-story building of brick construction, with approximately 8,500 square feet of floor space. It is located on Route 60 in the Village of Flat Rock in
Powhatan County. On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0 million in deposit liabilities. The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value. The branch facility is located in the Village of Flat Rock across Route 60 from the Bank's main office. This facility allows the Bank to service westbound traffic on Route 60 with its drive-in teller facility, and also houses the Bank's secondary mortgage market loan origination operation. In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993. The Bank's two other branches are located in the Village of Midlothian in Chesterfield County and in Cartersville, Cumberland County. The Midlothian branch is a one and one-half story building with approximately 3,000 square feet. The Cartersville location, which was originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet.

         In May 1996 the Company moved its administrative staff to a 15,000 square foot two-story Corporate Center in the Powhatan Commercial Center located off U.S. Route 60 near the main office. The Corporate Center houses the computer operations, loan administration and bookkeeping departments all of which were formerly located in the main office.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending at this time involving either the Company or the Bank as a party or affecting any property of the Company of the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Common Stock

         The common Stock commenced listing on the NASDAQ Small Cap system under the symbol "CVBK" on April 14, 1993. Effective May 10, 1995, the common stock was listed on the Nasdaq National Market also under the symbol "CVBK". As of March 14, 1997, the Company had approximately 1,736 shareholders of record.

         The following table show dividends paid and the high and low trade prices by quarter for the past two years according to the National Association of Securities Dealers, Inc.:

                                           1996                                              1995
                        -------------------------------------------       -------------------------------------------
                                                       Dividends                                         Dividends
                          High Trade     Low Trade       Paid              High Trade     Low Trade        Paid

First Quarter               $21.25         $18.00         $.165               $16.50        $13.50          $.15
Second Quarter               20.75          18.25          .165                17.50         15.00           .15
Third Quarter                20.75          18.75          .18                 18.50         16.00           .165
Fourth Quarter               20.75          19.00          .18                 19.50         17.25           .165


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The Company's net income totaled $1,710,797 in 1996, a decrease of 9% from 1995. These results reflect a decrease in the net interest yield for the year caused primarily by an increase in the average balance of lower-yielding federal funds sold and an increase in other operating expenses as a result of the opening of our new $1.05 million Corporate Center. Net income per common share was $1.81 in 1996 compared to $2.00 in 1995. The computation of earnings per share is based on weighted-average shares outstanding of 946,077 in 1996 and 940,071 in 1995.

         In 1995, the Company earned $1,880,160, an increase of 14% over 1994. This increase was primarily attributable to an improvement in net interest income, which increased 9% from 1994, as well as a modest increase of 3% in non-interest expenses. Earnings per share increased $.24 from 1994 to $2.00 per share. Weighted-average shares outstanding in 1994 were 937,890.

         The Company's return on average equity was 12.5% in 1996, compared to 15.1% and 14.5% in 1995 and 1994, respectively. Return on average assets amounted to 1.37%, 1.65% and 1.58% for these same years.

         Net Interest Income. The Company's net interest income was $5,498,547 in 1996, compared to $5,443,510 and $5,013,036, for 1995 and 1994, respectively.

         The following table sets forth the Company's average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicates.

                                                          Years Ended December 31,
                          -----------------------------------------------------------------------------------------
                                     1996                          1995                           1994
                          ----------------------------  ----------------------------   ----------------------------
                          Average            Yield/      Average            Yield/      Average            Yield/
                           Balance   Interest  Rate      Balance  Interest   Rate       Balance  Interest   Rate
                                                           (Dollars in thousands)
Interest earning assets:
Federal funds sold           $15,862    $848    5.35%      $6,171     $354    5.74%       $4,775     $185    3.87%
                             -------    ----               ------     ----                ------     ----
Securities: (5)
  Obligations of other
  U.S. governmental
  agencies and corporations    6,812     473    6.94        9,280      640    6.90        10,116      690    6.82
  Obligations of states
  and political
  subdivisions(3)              9,747     553    8.60        8,777      514    8.87         8,055      487    9.16
  Other securities               227      11    4.85          227       11    4.85           227       11    4.85
                              ------   -----               ------    -----                ------    -----
    Total securities (3)      16,786   1,037    7.88       18,284    1,165    7.82        18,398    1,188    7.82
                              ------   -----               ------    -----                ------    -----
Loans (1)(2)(4)               83,323   8,207    9.85       82,855    8,278    9.99        74,268    6,943    9.35
                              ------   -----               ------    -----                ------    -----
  Total interest-earning
  assets                    $115,971 $10,092    8.70%    $107,310   $9,797    9.13%      $97,441   $8,316    8.53%
                            ======== =======             ========   ======               =======   ======
Interest bearing liabilities:
Deposits:
  Interest bearing demand    $20,630    $611    2.96%     $20,600     $649    3.15%      $23,329     $701    3.00%
  Savings                     12,189     394    3.23       11,001      355    3.23        12,012      387    3.22
  Other time                  61,985   3,544    5.72       57,085    3,306    5.79        45,063    2,186    4.85
                              ------   -----               ------    -----                ------    -----
    Total deposits            94,804   4,549    4.80       88,686    4,310    4.86        80,404    3,274    4.07
Securities sold under
  repurchase agreements          815      39    4.79          571       30    5.25           699       23    3.29
Short-term borrowings              -       -    -             135        8    5.93             -        -        -
Long-term debt                    56       5    8.93           65        5    7.69            74        6    8.11
                              ------   -----               ------    -----                ------    -----
  Total interest-bearing
    liabilities              $95,675  $4,593    4.80%     $89,457   $4,353    4.87%      $81,177   $3,303    4.07%
                             =======  ======              =======   ======               =======   ======
Net interest margin                   $5,499    3.90%               $5,444    4.26%                $5,013    4.46%
                                      ======                        ======                         ======
Net interest yield                              4.99%                         5.32%                          5.40%

--------------------
(1)      Installment loans are stated net of unearned income.
(2)      Average loan balances include non-accrual loans.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(4) Interest income on loans includes loan fees of $425,320 in 1996, $406,251 in 1995, and $574,064 in 1994.
(5)      Includes investment securities and securities available for sale.

         The increase in net interest income in 1996 and 1995 was attributable primarily to an increase in the volume of the Company's interest earning assets as shown in the previous table. Average interest earning assets rose 8% to $116.0 million in 1996 and 10% to $107.3 million in 1995. The increase in average loans was primarily the result of an increase in consumer installment loans and mortgage loans.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 3.90% in 1996, compared to 4.26% during 1995 and 4.46% in 1994. The net interest margin decreased in 1996 due to the 157% increase in the average balance of lower-yielding federal funds sold. In addition to the increase in average balance of federal funds sold to 13.7% of total interest-earning assets in 1996 from 5.8% in 1995, the yield on these funds decreased 7% to 5.35% in 1996. In 1995, the net interest margin decreased due to the 26% increase in the average balance of higher-yielding time deposits.

         Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total change in interest income that can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the periods indicated. The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.


                                                        1996 Compared to 1995              1995 Compared to 1994
                                                   ---------------------------------    -----------------------------
                                                       Volume       Rate       Net         Volume     Rate      Net
                                                                        (Dollars in Thousands)
Interest Income:
Federal funds sold                                       $556       $(62)      $494          $54      $115      $169
Securities: (1)
Obligations of other U.S. government agencies
  and corporations                                      (170)           3     (167)         (57)         7      (50)
Obligations of states and political subdivisions           57        (18)        39           44      (17)        27
Other                                                       -           -        -             -         -         -
                                                        -----        ----     -----         ----      ----      ----
  Total securities                                      (113)        (15)     (128)         (13)      (10)      (23)
                                                        -----        ----     -----         ----      ----      ----
Loans                                                      47       (118)      (71)          805       530     1,335
                                                           --       -----      ----          ---       ---     -----
  Total interest income                                  $490      $(195)      $295         $846      $635    $1,481
                                                         ====      ======      ====         ====      ====    ======
Interest Bearing Liabilities:
Deposits:
  Interest bearing demand                                  $1       $(39)     $(38)        $(82)       $31     $(51)
  Savings                                                  39           0        39         (33)         1      (32)
  Other time                                              283        (45)       238          583       537     1,120
                                                          ---        ----       ---          ---       ---     -----
  Total deposits                                          323        (84)       239          468       569     1,037
Securities sold under repurchase agreements                13         (4)         9          (4)        11         7
Short-term borrowing                                      (8)           0       (8)            8         0         8
Long-term debt                                            (1)           1         0          (1)         0       (1)
                                                        -----        ----     -----         ----      ----      ----
  Total interest expense                                 $327       $(87)      $240         $471      $579    $1,051
                                                         ====       =====      ====         ====      ====    ======
Increase(decrease) in net interest income                $163      $(108)       $55         $375       $55      $430
                                                         ====      ======       ===         ====       ===      ====

--------------------

(1)      Includes securities available for sale and securities held to maturity.

         Non-Interest Income. In 1996 the Company's total non-interest income increased 12.8% without the effect of a $25,000 gain on sale of a security available for sale and 16.2% given the effect of the security gain. This increase is primarily the result of an increase in service charges collected on checking accounts for overdrafts. In 1995, non-interest income decreased slightly by 1.2% despite a 6% increase in service charges and other banking fees.

         Non-Interest Expenses. In 1996 the Company's total non-interest expenses increased $456,048, or 13.6%, compared to 1995. Expenses related to employee salaries and benefits increased 9.9% reflecting normal salary increases as well as a small increase in the number of personnel. Occupancy and equipment expenses increased 31.2% in 1996 primarily due the opening of the $1.05 million Corporate Center in May 1996.

         In 1995, the Company's total non-interest expenses increased $97,689 or 3%, compared to 1994. Expenses related to salaries and employee benefits increased 8.8%. Federal insurance premiums decreased $80,743 or 41% primarily due to a premium refund of approximately $54,000 received in September 1995.

         Income Taxes. The Company reported income taxes of $684,917 for 1996, compared to $796,166 in 1995, and $711,154 in 1994. These amounts yielded effective tax rates of 28.6%, 29.7%, and 30.1%, respectively.

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

         Loans increased $1.3 million, or 1.5% from year-end 1995 to year-end 1996, compared to an increase of $3.5 million or 4.4% from year-end 1994 to year-end 1995. The loan to deposit ratio was 76.8% at December 31, 1996, compared to 77.1% at December 31, 1995 and 84.6% at December 31, 1994.

         The following table summarizes the Company's loan portfolio, net of unearned income:

                                                                       At December 31
                                                       -----------------------------------------------
                                                            1996           1995            1994
                                                                   (Dollars in Thousands)
               Real Estate:
                 Mortgage                                     $37,884        $35,979          $33,454
                 Home equity                                    6,315          6,477            5,959
                 Construction                                  10,078          9,768            7,381
                                                               ------          -----            -----
               Total Real Estate                              $54,237        $52,224          $46,794
               Commercial                                      15,314         15,914           17,802
               Installment                                     16,400         16,592           16,677
                                                               ------         ------           ------
                                                              $85,951        $84,730          $81,273
               Less unearned discount                           (401)          (528)            (640)
                                                                -----          -----            -----
                                                               85,550         84,202           80,633
               Allowance for loan losses                      (1,212)        (1,127)          (1,066)
                                                              -------        -------          -------
               Loans, net                                     $84,338        $83,075          $79,567
                                                              =======        =======          =======

         As shown in the above table, the total amount of outstanding real estate loans increased by $2.0 million in 1996 and increased by $5.4 million in 1995. During 1996, the amount of outstanding installment loans to individuals decreased by $192,000, compared to a decrease of $85,000 in 1995 compared to 1994. Commercial, financial and agricultural loans decreased by $600,000 in 1996 and by $1.8 million in 1995.

         At December 31, 1996, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

         The following table shows the maturity of loans outstanding as of December 31, 1996. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

                                                                       Maturing
                                               ---------------------------------------------------------
                                                               After One
                                                Within One     but Within    After Five
                                                   Year        Five Years      Years          Total
                                                                (Dollars in Thousands)

            Real estate mortgage                     $10,610       $18,757        $8,477        $37,844
            Installment                                5,269        10,053         1,078         16,400
            Other (1)                                 31,707             -             -         31,707
                                                      ------       -------        ------        -------
                                                     $47,586       $28,810        $9,555        $85,951
                                                     =======       =======        ======        =======
            Loans maturing with:
              Fixed interest rates                                                              $19,543
              Variable interest rates                                                            66,408
                                                                                                 ------
                                                                                                $85,951
                                                                                                =======

---------------------

(1)      Includes home equity, real estate construction and commercial loans.

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

         Non-performing loans totaled $1,643,000 at December 31, 1996, compared to $1,126,000 at December 31, 1995, and $569,000 at December 31, 1994. The
increase in non-performing loans reflects a number of loans 90 days past due at December 31, 1996.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $372,546 at December 31, 1996, compared to $284,466 and $370,933 at December 31 1995 and 1994, respectively. All foreclosed property held at December 31, 1996 was in the Company's primary service area and consisted of two residential properties. The Bank has not incurred significant current period expenses related to carrying OREO on its books. The Bank's practice is to value real estate acquired through foreclosure at the lower of
(i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

         Management does not believe that the level of non-performing loans in 1996 reflects any systematic problem in the Company's loan portfolio. At December 31, 1996, non-accrual loans totaled $708,000 compared to $648,000 at December 31, 1995 and $569,000 at December 31, 1994. Management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans were on a non-accrual status at December 31, 1996.

         The following table summarizes non-performing loans:

                                                                                          At December 31
                                                                              ---------------------------------------
                                                                                 1996          1995         1994
                                                                                 ----          ----         ----
                                                                                      (Dollars in Thousands)

Loans accounted for on a non-accrual basis                                           $708          $648         $569
Loans contractually past due 90 days or more as to interest or principal
  payments (not included in non-accrual loans above)                                  935           478            -
Loans restructured and in compliance with modified terms (not included in
  non-accrual loans or loans contractually past due 90 days or more above)              -             -            -
                                                                                   ------        ------         ----
    Total                                                                          $1,643        $1,126         $569
                                                                                   ======        ======         ====

         Since 1992, loans 90 days or more past due were placed on non-accrual status unless well secured and in the process of collection. In 1996, $3,502 of interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 1995 and 1994, $269 and $4,200 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year exceeds net charge-offs. However, with the continued growth of the Company, the decision was made in 1992 that a loan not well secured and in the process of collection should be placed on a non-accrual status when it is 90 days or more delinquent, rather than after 180 days, as had been the practice before 1992.

         The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

                                                                                     For the Year Ended December 31
                                                                                     --------------------------------
                                                                                       1996       1995       1994
                                                                                       ----       ----       ----
                                                                                         (Dollars in Thousands)

Gross interest income that would have been recorded if the loans had been current
  and in accordance with their original terms                                              $56        $63        $39
Interest income included in income on the loans                                              -          -          -

         Management is not aware of any other loans at December 31, 1996 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses are made monthly. Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a higher level of reserves than the Company has maintained in the past. The ratio of the allowance for loan losses to total loans was 1.42% at December 31, 1996, compared to 1.34% at December 31, 1995 and 1.32% at December 31, 1994. At December 31, 1996 the ratio of the allowance for loan losses to non-performing loans was 73.8%, compared to 100.08% and 187.3% at December 31, 1995 and 1994, respectively. The decrease in the ratio for 1996 is due to the amount of 90 day past due loans previously discussed. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to cover any future write-down that may be required on these loans.

         The following table summarizes changes in the allowance for loan losses:

                                                                                     Year Ended December 31
                                                                            -----------------------------------------
                                                                                1996          1995          1994
                                                                                ----          ----          ----
                                                                                     (Dollars in Thousands)

Balance at beginning of period                                                    $1,127        $1,066          $926
                                                                                  ------        ------          ----
Charge-offs:
  Commercial, financial and agricultural                                               8             -             -
  Real estate mortgage                                                                30            53             -
  Installment loans to individuals                                                    64           100            45
                                                                                    ----          ----          ----
    Total                                                                           $102          $153           $45
                                                                                    ----          ----           ---
Recoveries on previous loan losses:
  Commercial, financial and agricultural                                         $     -           $21          $  3
  Installment loans to individuals                                                    22            28            23
                                                                                      --            --            --
Total                                                                                $22           $49           $26
                                                                                     ---           ---           ---
Net charge-offs                                                                    $(80)        $(104)         $(19)
Provision charged to operations                                                      165           165           159
                                                                                    ----          ----           ---
Balance at end of period                                                          $1,212        $1,127        $1,066
                                                                                  ======        ======        ======
Ratio of net loan losses to average net loans outstanding:
  Net charge-offs                                                                    $80          $104           $19
  Average net loans                                                               81,701        81,725        73,276
                                                                                  ------        ------        ------
                                                                                   0.09%         0.13%         0.03%
Ratio of allowance for loan losses to total loans, net of unearned income:
  Allowance for loan losses                                                       $1,212        $1,127        $1,066
  Total loans at period end                                                       85,550        84,202        80,632
                                                                                  ------        ------        ------
                                                                                   1.42%         1.34%         1.32%
Ratio of allowance for loan losses to non-performing loans:
  Allowance for loan losses                                                       $1,212        $1,127        $1,066
  Non-performing loans                                                             1,643         1,126           569
                                                                                   -----        ------        ------
                                                                                  73.77%       100.08%       187.35%

         For each period presented, the provision for loan losses charged to operations, is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

         The provision for loan losses totaled $165,000 for the years ended December 31, 1996 and 1995, and $158,786 for 1994. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for future loan losses.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each category of loans:

                                                                    At December 31
                             -------------------------------------------------------------------------------------------------
                                         1996                              1995                              1994
                             -----------------------------     -----------------------------     -----------------------------
                                                 Percent                           Percent                           Percent
                                                of Loans                          of Loans                          of Loans
                                                   in                                in                                in
                                       Percent  category                 Percent  category                 Percent  category
                                         of        to                      of        to                      of        to
                                       Allow-     Total                  Allow-     Total                  Allow-     Total
                              Amount    ance      Loans         Amount    ance      Loans         Amount    ance      Loans
                              ------    ----      -----         ------    ----      -----         ------    ----      -----
                                                               (Dollars in Thousands)

Commercial                     $212      18%        19%          $219      20%        19%          $267      25%        22%
Real estate construction        125       10         12            99        9         12            61        6          9
Real estate mortgage (1)        660       54         47           623       55         50           590       55         48
Installment                     215       18         22           186       16         19           148       14         21
                                ---                               ---                               ---
                             $1,212     100%       100%        $1,127     100%       100%        $1,066     100%       100%
                             ======                            ======                            ======

--------------

(1)      Includes home-equity loans.

         The Company has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During 1996, total securities increased to $17.9 million, or 14.2% of total assets at December 31, 1996. During 1995, total securities decreased to $14.9 million, or 12.1% of assets at December 31, 1995.

         The securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at the lower of cost or market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

         The following table summarizes the book value of the Company's securities held to maturity at the date indicated:


                                                                    Book Value at December 31
                                                             -----------------------------------------
                                                                 1996          1995          1994
                                                                 ----          ----          ----
                                                                      (Dollars in Thousands)
         U. S. government agencies and corporations           $         -    $         -  $         -
         Obligations of states and political subdivisions          10,208         10,009        8,225
         Mortgage-backed securities                                     -              -            -
         Other                                                          -              -            -
                                                                ---------      ---------    ---------
                                                                  $10,208        $10,009       $8,225
                                                                  =======        =======       ======

         The following table summarizes the book value of the Company's securities available for sale at the dates indicated.

                                                                    Book Value at December 31
                                                             -----------------------------------------
                                                                 1996          1995          1994
                                                                 ----          ----          ----
                                                                      (Dollars in Thousands)
         U. S. government agencies and corporations              $6,717         $1,999       $8,428
         Mortgage-backed securities                                 962          2,902        2,203
                                                                  -----          -----        -----
                                                                 $7,679         $4,901      $10,631
                                                                 ======         ======      =======

         The book value and average yield of the Company's securities, including securities available for sale, at December 31, 1996, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Obligations of state and               U. S. government agencies
                                                political subdivisions                     and corporations
                                           ----------------------------------     -----------------------------------
                                                               Weighted                               Weighted
                                              Amount        Average Yield             Amount        Average Yield
                                                                    (Dollars in Thousands)

Due in one year or less                         $    440         5.15%                $        -            -
Due after one year through five years              4,096         5.67%                     2,194         6.83%
Due after five years through ten years             4,102         5.57%                     2,540         7.54%
Due after ten years                                1,570         6.15%                     2,945         7.73%
                                                   -----                                   -----
                                                 $10,208         5.68%                    $7,679         7.41%
                                                 =======                                  ======

         As shown in the table above, approximately $440,000 or 2.5% of the total portfolio will mature in one year or less while $6.3 million or 35.2% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 7.88% for 1996, compared to 7.82% for 1995 and 7.82% for 1994. The market value of the portfolio exceeded the book value by $174,630 at December 31, 1996.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         As shown in the following table, average total deposits grew by 8.9% in 1996 and 9.4% in 1995. The average aggregate interest rate paid on deposits was 4.13% in 1996, compared to 4.26% for 1995 and 3.54% in 1994. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of average deposits and average rates paid:

                                                            For the Year Ended December 31
                          ----------------------------------------------------------------------------------------------------
                                      1996                               1995                               1994
                          ------------------------------     ------------------------------    -------------------------------
                           Average    Interest Average        Average   Interest  Average       Average   Interest   Average
                           Balance     Paid      Rate         Balance     Paid      Rate        Balance     Paid      Rate
                                                                (Dollars in Thousands)

Non-interest bearing
  demand deposits            $15,371  $     -        -%        $12,462   $     -        -%       $12,060  $      -         -%
Interest bearing demand
  deposits                    20,630      611     2.96%         20,600       649     3.15%        23,329       701      3.00%
Savings deposits              12,189      394     3.23%         11,001       355     3.23%        12,012       387      3.22%
Time deposits                 61,985    3,544     5.72%         57,085     3,306     5.79%        45,063     2,186      4.85%
                              ------    -----                   ------     -----                  ------     -----
    Total                   $110,175   $4,549     4.13%       $101,148    $4,310     4.26%       $92,464    $3,274      3.54%
                            ========   ======                 ========    ======                 =======    ======

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1996:

                                   Time Deposits >$100,000
                                        (in Thousands)

                          Three months or less                  $1,262
                          Three to six months                    2,019
                          Six to twelve months                   2,552
                          Over twelve months                     4,378
                                                              --------
                                                               $10,211

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         The Bank's capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets which consist of both on and off-balance sheet risks. The Company's Tier 1 Capital ratio was 16.4% at December 31, 1996, compared to 14.4% at December 31, 1995, and 13.5% at December 31, 1994. The Total Capital ratio was 17.7% at December 31, 1996, compared to 15.6% and 14.7% at December 31, 1995 and 1994, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 1996, the Bank's Leverage ratio was 11.2% compared to 10.7% at
December 31, 1995 and 11.0% at December 31, 1994. Each of these exceed the required minimum leverage ratio of 3.00%.

         The following table shows risk based capital ratios and stockholders equity to total assets:


                                                                           December 31
                                                 ----------------------------------------------------------------
                                                   Regulatory
                                                     Minimum           1996             1995           1994
                                                     -------           ----             ----           ----
       Tier 1 risk-based capital                        4.0%           16.4%            14.4%          13.5%
       Total risk-based capital                         8.0%           17.7%            15.6%          14.7%
       Leverage ratio                                   3.0%           11.2%            10.7%          11.0%
       Stockholders' equity to total assets            N/A             11.4%            10.8%          11.1%

         The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1996, total stockholders' equity increased by $1,130,113, primarily as a result of earnings retention. Total stockholders' equity increased by $1,599,723 in 1995 also due to earnings retention. The return on average equity was 12.5% in 1996, compared to 15.1% in 1995 and 14.5% in 1994. Total cash dividends were paid representing 38% of net income for 1996, compared to 31% of net income for 1995 and 33% for 1994. Book value per share was $15.22 at December 31, 1996, compared to $14.11 at December 31, 1995, and $12.49 at December 31, 1994.

         The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 1996, the Bank had $3.4 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

Liquidity and Interest Rate Sensitivity

         Liquidity. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

         Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time interval.

         At December 31, 1996, the Company had a positive gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such and effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

         The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis, in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

         The following table summarizes the contractual repayment terms or nearest repricing dates of the Company's interest earning assets and interest bearing liabilities at December 31, 1996:

                                                                   Maturing or Repricing In:
                                            -------------------------------------------------------------------------
                                                   Within          4-12           1-5           Over
                                                  3 Months        Months         Years         5 Years         Total
                                                  --------        ------         -----         -------         -----
                                                                     (Dollars in Thousands)
Interest Earning Assets
  Federal funds sold                              $12,287     $        -  $          -  $           -        $12,287
  Securities available for sale                         -              -         2,141          5,545          7,686
  Securities held to maturity                           -            440         4,097          5,671         10,208
  Loans                                            32,364          3,762        45,616          2,596         84,338
                                                   ------          -----        ------          -----         ------
    Total interest-earning assets                 $44,651         $4,202       $51,854        $13,812       $114,519
                                                  =======         ======       =======        =======       ========

Interest Bearing Liabilities
  Deposits:
    Interest bearing demand                       $20,937   $          -  $          -   $          -        $20,937
    Savings                                        13,065              -             -              -         13,065
    Time deposits, $100,000 and over                1,262          4,571         4,378              -         10,211
    Other time deposits                             8,990         22,705        18,268              2         49,965
  Long-term debt                                        -              9            36              9             54
                                                  -------        -------        ------         ------         ------
    Total interest-bearing liabilities            $44,254        $27,285       $22,682            $11        $94,232
                                                  =======        =======       =======            ===        =======
Period gap                                           $397      $(23,083)       $29,172        $13,801        $20,287
                                                     ====      =========       =======        =======        =======
Cumulative gap                                       $397      $(22,686)        $6,486        $20,287
                                                     ====      =========        ======        =======
Ratio of cumulative gap to total earning
  assets                                             .35%       (19.81%)         5.66%         17.71%

         Of the amount of loans due after 12 months, $34.2 million had floating or adjustable rates of interest and $14.0 million had fixed rates of interest.

ITEM 7.           FINANCIAL STATEMENTS

         The  following   consolidated   financial  statements  and  independent
auditors' report thereon are filed as a part of this report following Item 13:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure as defined by Item 304 of Regulation S-B.

                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSON;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information set forth under the caption "ELECTION OF DIRECTORS; SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" on pages 2 through 6 of the definitive 1997 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 22, 1996 (the "1997 Proxy Statement") is hereby incorporated by reference.

ITEM 10.          EXECUTIVE COMPENSATION

         Information set forth under the heading "Remuneration" on pages 6 through 8 of the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the heading "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" on pages 4 and 5, respectively, of the 1997 Proxy Statement, is hereby incorporated by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Certain Transactions" on page 7 of the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         3.1      Articles  of  Incorporation,   including   amendments  thereto
                  (incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A filed with the SEC on May 2, 1994).
         3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant's Form 8-A filed with the SEC on May 2, 1994).
         4.1 Specimen of Registrant's Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed with the SEC on May 2, 1994).
         21.1     Subsidiaries of the Registrant (filed herewith).
         23.1     Consent of Mitchell, Wiggins & Company, LLP (filed herewith)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.


         With the exception of the information herein expressly incorporated by reference, the 1997 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1996

                                    C O N T E N T S


 -------------------------------------------------------------------------
 INDEPENDENT AUDITORS' REPORT                                         F-1
 -------------------------------------------------------------------------

 CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                 F-2 - F-3

    Consolidated statements of income                           F-4 - F-5

    Consolidated statements of stockholders' equity                   F-6

    Consolidated statements of cash flows                       F-7 - F-8

    Notes to consolidated financial statements                 F-9 - F-25
 -------------------------------------------------------------------------

                                [GRAPHIC OMITTED]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Mitchell, Wiggins & Company LLP
Richmond, Virginia
January 17, 1997

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

ASSETS                                                     1996               1995
------------------------------------------------------------------------------------------
Cash and due from banks                                  $   5,418,921   $      4,252,555


Federal funds sold                                          12,287,000         15,810,000
                                                    --------------------------------------
           Total cash and cash equivalents                  17,705,921         20,062,555


Securities available for sale                                7,685,684          4,961,659


Securities held to maturity
    (approximate market value 1996
    $10,375,793; 1995 $10,247,942)                          10,207,765         10,008,592


Mortgage loans held for sale                                   201,798            868,594


Loans, net                                                  84,337,859         83,075,152


Bank premises and equipment, net                             3,560,609          2,118,801


Accrued interest receivable                                    803,191            787,544


Other assets                                                 1,812,689          1,111,654
                                                    --------------------------------------
                                                          $126,315,516     $  122,994,551
                                                    --------------------------------------



See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                               1996               1995
--------------------------------------------------------------------------------------------------

Liabilities
    Deposits:
        Demand deposits                                           $ 15,703,040    $    14,024,208
        Interest bearing demand deposits
           and NOW accounts                                         20,936,589         19,159,338
        Savings deposits                                            13,065,401         11,321,484
        Time deposits, $100,000 and over                            10,210,956         12,016,094
        Other time deposits                                         49,964,954         51,285,081
                                                            --------------------------------------
                                                                   109,880,940        107,806,205
    Securities sold under repurchase agreements                      1,534,479          1,435,307
    Note payable                                                        54,000             63,000
    Accrued interest payable                                           232,946            263,420
    Other liabilities                                                  169,544            113,125
                                                            --------------------------------------
                                                                   111,871,909        109,681,057
                                                            --------------------------------------

Commitments and Contingencies (Note 10)

Stockholders' Equity
    Common stock, $2.50 par value;
        3,000,000 shares authorized; 949,140
        and 943,733 shares issued and out-
        standing in 1996 and 1995, respectively                      2,372,850          2,359,332
    Surplus                                                          4,091,019          3,996,803
    Retained earnings                                                7,975,381          6,917,211
    Net unrealized  gain on securities
        available for sale, net of tax                                   4,357             40,148
                                                            --------------------------------------
                                                                    14,443,607         13,313,494
                                                            --------------------------------------

                                                                  $126,315,516     $  122,994,551
                                                            --------------------------------------

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995, and 1994

                                                                     1996             1995             1994
------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                                       $8,206,531    $   8,277,868    $   6,942,852
    Interest on securities:
        U. S. government agencies and corporations                      473,056          639,748          690,172
        States and political subdivisions                               553,370          514,364          486,770
        Other                                                            10,916           10,888           10,809
    Interest on federal funds sold                                      847,727          353,977          185,361
                                                               ---------------------------------------------------
                                                                     10,091,600        9,796,845        8,315,964
                                                               ---------------------------------------------------

Interest expense:
    Interest on deposits                                              4,549,567        4,309,812        3,274,240
    Interest on securities sold under
        repurchase agreements                                            38,986           30,207           16,457
    Interest, other                                                           -            8,096            6,144
    Interest on note payable                                              4,500            5,220            6,087
                                                               ---------------------------------------------------
                                                                      4,593,053        4,353,335        3,302,928
                                                               ---------------------------------------------------
           Net interest income                                        5,498,547        5,443,510        5,013,036

Provision for loan losses                                               165,000          165,000          158,786
                                                               ---------------------------------------------------
           Net interest income after
              provision for loan losses                               5,333,547        5,278,510        4,854,250
                                                               ---------------------------------------------------

Other income:
    Service charges                                                     598,981          552,278          521,479
    Realized gain on sale of security
        available for sale                                               25,000                -                -
    Other                                                               239,427          190,731          230,600
                                                               ---------------------------------------------------
                                                                        863,408          743,009          752,079
                                                               ---------------------------------------------------
Other expenses:
    Salaries and wages                                                1,434,644        1,309,833        1,195,312
    Pensions and other employee benefits                                386,712          347,066          327,693
    Occupancy expense                                                   219,579          158,455          160,730
    Equipment depreciation                                              258,635          190,707          196,454
    Equipment repairs and maintenance                                   165,222          141,002          128,409
    Advertising and public relations                                    140,841          127,305          120,597
    Federal insurance premiums                                           69,869          118,177          198,920
    Office supplies, telephone, and postage                             310,174          252,244          229,542
    Taxes and licenses                                                  119,408          103,652          105,481
    Other operating expenses                                            696,157          596,752          584,366
                                                               ---------------------------------------------------
                                                                      3,801,241        3,345,193        3,247,504
                                                               ---------------------------------------------------

                                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED  STATEMENTS OF INCOME  (Continued)
Years Ended December 31, 1996, 1995, and 1994

                                                                           1996             1995              1994
-------------------------------------------------------------------------------------------------------------------------
           Income before income taxes                                       2,395,714         2,676,326        2,358,825

Income taxes                                                                  684,917           796,166          711,154
                                                                     ----------------------------------------------------

           Net income                                                      $1,710,797     $   1,880,160    $   1,647,671
                                                                     ----------------------------------------------------

Net income per share of common stock                                       $     1.81     $        2.00    $        1.76
                                                                     ----------------------------------------------------

Average shares outstanding                                                    946,077           940,071          937,890
                                                                     ----------------------------------------------------



See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995, and 1994

                                                                                                        Net Unrealized
                                                                                                        Gain (Loss) On
                                                                                                          Securities
                                                           Common                          Retained     Available for
                                                            Stock          Surplus         Earnings    Sale, Net of Tax    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                 $  2,344,725   $  3,930,215   $  4,525,595        $   --      $ 10,800,535
    Net income                                                   --             --        1,647,671            --         1,647,671
    Cash dividends declared, $.58 per share                      --             --         (543,976)           --          (543,976)
    Net unrealized loss on securities
        available for sale, net of tax                           --             --             --          (190,459)       (190,459)
                                                         --------------------------------------------------------------------------
Balance, December 31, 1994                                  2,344,725      3,930,215      5,629,290        (190,459)     11,713,771
    Issuance of common stock:
        2,699 shares pursuant to exercise
           of stock options                                     6,747         17,543           --              --            24,290
        60 shares in employee bonuses                             150            870           --              --             1,020
        3,084 shares pursuant to dividend
           reinvestment plan                                    7,710         48,175           --              --            55,885
    Net income                                                   --             --        1,880,160            --         1,880,160
    Cash dividends declared, $.63 per share                      --             --         (592,239)           --          (592,239)
    Change in unrealized gain on securities
        available for sale, net of tax                           --             --             --           230,607         230,607
                                                         --------------------------------------------------------------------------
Balance, December 31, 1995                                  2,359,332      3,996,803      6,917,211          40,148      13,313,494
    Issuance of common stock:
        9 shares in employee bonuses                               23            153           --              --               176
        5,398 shares pursuant to dividend
           reinvestment plan                                   13,495         94,063           --              --           107,558
    Net income                                                   --             --        1,710,797            --         1,710,797
    Cash dividends declared, $.69 per share                      --             --         (652,627)           --          (652,627)
    Change in unrealized gain on securities
        available for sale, net of tax                           --             --             --           (35,791)        (35,791)
                                                         --------------------------------------------------------------------------
 Balance, December 31, 1996                              $  2,372,850   $  4,091,019   $  7,975,381    $      4,357    $ 14,443,607
                                                         --------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995, and 1994

                                                            1996              1995          1994
------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income                                          $  1,710,797    $  1,880,160    $  1,647,671
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                         330,092         242,581         249,117
        Amortization                                          16,600          16,600          16,600
        Deferred income taxes                                (28,623)          3,437         (27,202)
        Provision for loan losses                            165,000         165,000         158,786
        Amortization and accretion on securities              (2,093)        (31,645)        (21,654)
        Realized gain on sale of security
           available for sale                                (25,000)           --              --
        Loss on sale of foreclosed
            real estate                                       16,211           9,041           2,572
        Changes in operating assets and liabilities:
           (Increase) decrease in assets:
              Mortgage loans held for sale                   666,796        (769,000)        974,576
              Accrued interest receivable                    (15,647)        (14,860)       (172,834)
              Other assets                                  (592,763)         22,540        (107,058)
           Increase (decrease) in liabilities:
              Accrued interest payable                       (30,474)         84,941          24,473
              Other liabilities                               56,419        (107,836)         83,183
                                                          -------------------------------------------
           Net cash provided by
              operating activities                         2,267,315       1,500,959       2,828,230
                                                          -------------------------------------------


Cash Flows From Investing Activities
    Proceeds from maturities of
        securities held to maturity                          910,000         475,000         220,000
    Purchase of securities held to maturity               (1,104,736)     (2,240,000)     (1,205,000)
    Proceeds from sales and maturities of
        securities available for sale                      3,031,996       6,708,356       1,133,630
    Purchase of securities available for sale             (5,787,595)       (965,859)     (2,246,475)
    Net increase in loans made to customers               (1,796,896)     (3,921,415)    (12,735,634)
    Net purchases of premises and equipment               (1,771,900)       (201,553)       (592,304)
    Proceeds from sale of foreclosed real estate             291,233         324,212          27,428
    Net expenditures on foreclosed real estate               (22,978)         (8,438)           --
    Proceeds received from cancellation
        of life insurance policies                            19,564          29,120            --
    Increase in cash value, life insurance                   (12,651)        (10,729)         (3,270)
                                                          -------------------------------------------
           Net cash provided by (used in)
              investing activities                        (6,243,963)        188,694     (15,401,625)
                                                          -------------------------------------------



                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 1996, 1995, and 1994

                                                             1996           1995             1994
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
    Net increase in deposits                               2,074,735      13,791,379       5,485,256
    Net increase (decrease) in securities sold
        under repurchase agreements                           99,172         587,631      (2,086,614)
    Repayment of note payable                                 (9,000)         (9,000)         (9,000)
    Net proceeds from issuance
        of common stock                                      107,734          81,195            --
    Dividends paid                                          (652,627)       (592,239)       (543,976)
                                                          -------------------------------------------
           Net cash provided by financing
              activities                                   1,620,014      13,858,966       2,845,666
                                                          -------------------------------------------

           Increase (decrease) in cash
              and cash equivalents                        (2,356,634)     15,548,619      (9,727,729)

Cash and cash equivalents, beginning                      20,062,555       4,513,936      14,241,665
                                                          -------------------------------------------

Cash and cash equivalents, ending                       $ 17,705,921     $ 20,062,555   $  4,513,936
                                                          -------------------------------------------

Supplemental Disclosures Of
    Cash Flow Information
        Interest paid                                   $  4,623,527    $  4,268,394    $  3,278,455

        Income taxes paid                                    692,356         813,748         775,187

Supplemental Schedule Of Noncash
    Investing Activities
        Other real estate, equipment
           and investments acquired
           in settlement of loans                            369,189         247,810         138,150



See Notes to Consolidated Financial Statements.

VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Operations: Central Virginia Bankshares, Inc., is a one bank holding company headquartered in Powhatan County, Virginia. The Corporation's subsidiary, Central Virginia Bank provides a variety of financial services to individuals and corporate customers through its five branches located in the Virginia counties of Powhatan, Chesterfield, and Cumberland. The Bank's primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are residential mortgage, construction, installment and commercial business loans.

Central Virginia Bank's subsidiary, CVB Title Services, Inc., is a corporation organized under the laws of the State of Virginia. The Corporation's primary purpose is to own a partnership interest in a title insurance company.

Basis of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiary, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents: For purposes of reporting the consolidated statements of cash flows, the Corporation includes cash on hand, amounts due from banks, federal funds sold and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying consolidated balance sheets. Cash flows from deposits and loans are reported net.

The Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A majority of the Bank's loan portfolio consist of single-family residential loans in the Virginia counties of Powhatan, Chesterfield, and Cumberland. There is also a significant concentration of loans to builders and developers in the region. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Accounting Change and Securities: Effective January 1, 1994, the Corporation adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement establishes accounting and reporting standards for investments in debt securities and investments in equity securities that have readily determinable fair values. Statement 115 requires that securities be classified as either Held to Maturity, Available for Sale, or Trading.

Securities are classified as held to maturity when management has the intent and the Bank has the ability at the time of purchase to hold them until maturity or on a long-term basis. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Gains and losses on the sale of such securities are determined by the specific identification method.

Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and accounted for at market value on an aggregate basis. These include securities used as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 1996, 1995, and 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market value determined on an aggregate basis.

Accounting change and loans and allowance for loan losses: Effective January 1, 1995, the Corporation adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. This statement as amended by FASB Statement No. 118, establishes accounting and reporting standards for impaired loans. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loans are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for possible loan losses.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Accrual of interest is discontinued on a loan when payments of interest and/or principal have remained delinquent for a period of 90 days or more and are not well secured and in the process of collection.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Bank is generally amortizing these amounts over the average contractual life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                       Years
                                       -----
Buildings and improvements             5 - 39
Furniture and equipment                3 - 10


Foreclosed real estate: Foreclosed real estate represents properties acquired through foreclosure or other proceedings. Foreclosed real estate is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Foreclosed real estate is included with other assets on the accompanying consolidated balance sheets.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: Earnings per share are based on the weighted average number of shares outstanding. The stock options mentioned in Note 12 have not been included in the computation because they would not have a materially dilutive effect.

Current accounting developments: In June 1996, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Restrictions on Cash and Cash Equivalents

The Bank is required to maintain average reserve and clearing balances in cash with the Federal Reserve Bank. The total of these balances, after receiving credit for vault cash on hand, was approximately $50,000 at December 31, 1996 and 1995.

Note 3.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

                                                           December 31, 1996
                                     ---------------------------------------------------------------
                                                          Gross          Gross        Approximate
                                        Amortized      Unrealized     Unrealized        Market
                                           Cost           Gains         Losses           Value
                                     ---------------------------------------------------------------
U. S. government agencies
    and corporations                    $  6,717,452   $     70,579   $     43,574   $    6,744,457
Mortgage-backed securities                   961,630              -         20,403          941,227
                                     ---------------------------------------------------------------
                                        $  7,679,082   $     70,579   $     63,977   $    7,685,684
                                     ---------------------------------------------------------------

                                                           December 31, 1995
                                     ---------------------------------------------------------------
                                                          Gross          Gross        Approximate
                                        Amortized      Unrealized     Unrealized        Market
                                           Cost           Gains         Losses           Value
                                     ---------------------------------------------------------------
U. S. government agencies
    and corporations                    $  1,998,787  $       9,940   $     10,990   $    1,997,737
Mortgage-backed securities                 2,902,041         61,881              -        2,963,922
                                     ---------------------------------------------------------------
                                        $  4,900,828   $     71,821   $     10,990   $    4,961,659
                                     ---------------------------------------------------------------


The amortized cost and approximate market value of securities available for sale at December 31, 1996, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                 Approximate
                                                 Amortized          Market
                                                   Cost              Value
                                             ----------------------------------
Due in one year or less                       $             -  $             -
Due after one year through five years               2,193,709        2,185,959
Due after five years through ten years              1,578,353        1,608,369
Due after ten years                                 2,945,390        2,950,129
Mortgage-backed securities                            961,630          941,227
                                             ----------------------------------
                                                 $  7,679,082   $    7,685,684
                                             ----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale with a carrying amount of $941,227 and $2,570,47 at December 31, 1996 and 1995, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Carrying amounts and approximate market values of securities being held to maturity are as follows:

                                                                         December 31, 1996
                                           ---------------------------------------------------------------------------
                                                                      Gross               Gross        Approximate
                                                Amortized           Unrealized         Unrealized         Market
                                                  Cost                Gains              Losses           Value
                                            --------------------------------------------------------------------------
States and political subdivisions              $  10,207,765  $            211,044 $     43,016     $  10,375,793
                                            --------------------------------------------------------------------------

                                                                         December 31, 1995
                                            --------------------------------------------------------------------------
                                                                      Gross               Gross        Approximate
                                                Amortized           Unrealized         Unrealized         Market
                                                  Cost                Gains              Losses           Value
                                            --------------------------------------------------------------------------
States and political subdivisions              $  10,008,592  $            286,029 $     46,679     $  10,247,942
                                            --------------------------------------------------------------------------




The amortized cost and approximate market value of securities being held to maturity at December 31, 1996, by contractual maturity, are shown below.

                                                                Approximate
                                               Amortized           Market
                                                  Cost             Value
                                        ------------------------------------
Due in one year or less                   $       440,000   $       441,371
Due after one year through five years           4,096,331         4,162,795
Due after five years through ten years          4,101,159         4,151,954
Due after ten years                             1,570,275         1,619,673
                                        ------------------------------------
                                            $  10,207,765     $  10,375,793
                                        ------------------------------------

Securities being held to maturity with a carrying amount of $1,480,000 and $2,120,047 at December 31, 1996 and 1995, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans

Major classifications of loans are summarized as follows:

                                                December 31,
                                   -------------------------------------
                                          1996               1995
                                   -------------------------------------
Commercial                             $    15,314,303    $  15,914,163
Real estate:
    Mortgage                                44,157,608       42,456,232
    Construction                            10,078,318        9,767,735
Installment                                 16,399,849       16,592,126
                                   -------------------------------------
                                            85,950,078       84,730,256
Less unearned discount                        (400,544)        (528,232)
                                   -------------------------------------
                                            85,549,534       84,202,024
Allowance for loan losses                   (1,211,675)      (1,126,872)
                                   -------------------------------------
Loans, net                             $    84,337,859    $  83,075,152
                                   -------------------------------------


Changes in the allowance for loan losses were as follows:


                                                       Years Ended December 31,
                                           -------------------------------------------------
                                                    1996             1995            1994
                                           -------------------------------------------------
Balance, beginning of year                    $  1,126,872     $  1,065,754   $     926,425
    Provision charged to operations                165,000          165,000         158,786
    Loans charged off                             (101,558)        (152,655)        (44,857)
    Recoveries                                      21,361           48,773          25,400
                                           -------------------------------------------------
Balance, end of year                          $  1,211,675     $  1,126,872    $  1,065,754
                                           -------------------------------------------------



At December 31, 1996, the Bank had loans amounting to $577,034 that were specifically classified as impaired. The average balance of these loans amounted to approximately $609,232 for the year ended December 31, 1996. The allowance for loan losses related to impaired loans amounted to $252,733 at December 31, 1996. The following is a summary of cash receipts on these loans and how they were applied in 1996:

Cash receipts applied to reduce
    principal balance                        $  422,283
Cash receipts recognized as
    interest income                                   -
                                          --------------
Total cash receipts                          $  422,283
                                          --------------


Nonaccruing loans (principally commercial and mortgage loans) totaled $708,476, $647,732, and $569,042 at December 31, 1996, 1995, and 1994, respectively, which had the effect of reducing net income $55,518 ($.06 per common share), $62,711 ($.07 per common share), and $39,484 ($.04 per common share) for the years then ended, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:


                                                  December 31,
                                    --------------------------------
                                         1996            1995
                                    --------------------------------
Land                                  $     502,859   $     447,754
Buildings and improvements                2,577,809       1,564,737
Furniture and equipment                   2,870,470       2,180,455
                                    --------------------------------
Totals                                    5,951,138       4,192,946
Less accumulated depreciation             2,390,529       2,074,145
                                    --------------------------------
                                       $  3,560,609    $  2,118,801
                                    --------------------------------

Note 6.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 1996, are as follows:

Year Ended December 31,
    1997                              $  37,543,940
    1998                                 13,030,651
    1999                                  4,601,530
    2000                                  3,655,341
    2001 and later                        1,344,448
                                   -----------------
                                      $  60,175,910
                                   -----------------

Note 7.  Note Payable

The Corporation's subsidiary, Central Virginia Bank, has a note payable which is secured by a first deed of trust on the bank building in Powhatan and is due in annual principal installments of $9,000 plus interest at the rate of 8% per annum through the year 2002. At December 31, 1996 and 1995, the balance of the note was $54,000 and $63,000, respectively.

Note 8.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 1996, 1995, and 1994, are as follows:


                                   1995        1996         1994
                          ------------------------------------------
Currently payable            $  713,540    $  792,729    $  738,356
Deferred                        (28,623)        3,437       (27,202)
                          ------------------------------------------
                             $  684,917    $  796,166    $  711,154
                          ------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                    Years Ended December 31,
                                              ------------------------------------------
                                                  1996          1995          1994
                                              ------------------------------------------
Computed "expected" tax expense                  $  814,543    $  909,951    $  802,001
Tax-exempt interest                                (148,044)     (136,610)     (127,135)
Disallowance of interest expense
    deduction for the portion attributable
    to carrying tax-exempt obligations               20,001        19,130        14,460
Other                                                (1,583)         3,695       21,828
                                              ------------------------------------------
                                                 $  684,917    $  796,166    $  711,154
                                              ------------------------------------------


The deferred income tax provision consists of the following items:

                                                                     Years Ended December 31,
                                                             -------------------------------------------
                                                                 1996           1995          1994
                                                             -------------------------------------------
Difference between loan loss provision
    charged to operating expense and the
    bad debt deduction taken for income
    tax purposes                                                $  (19,223)    $  (24,844)   $  (22,264)
Interest income on nonaccrual loans
    recognized for federal income tax pur-
    poses, but not recognized for financial
    statements until received                                      (10,458)         7,802       (26,289)
Accretion of discount recognized for
    financial statements, but not recognized
    for income tax purposes until realized                            (689)         1,060         2,428
Difference between the depreciation methods
    used for financial statements and for income
    tax purposes                                                     1,747         19,419        18,923
                                                             -------------------------------------------
                                                                $  (28,623)  $      3,437    $  (27,202)
                                                             -------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The component of the net deferred tax asset included in other assets is as follows at December 31:


                                                   1996          1995
                                              ---------------------------
Deferred tax assets:
    Allowance for loan losses                  $  354,732     $  325,899
    Less valuation allowance                     (118,232)      (108,622)
                                            -----------------------------
                                                  236,500        217,277
    Interest income on nonaccrual loans            28,944         18,486
                                            -----------------------------
                                                  265,444        235,763
                                            -----------------------------

Deferred tax liabilities:
    Property and equipment                         72,982         71,235
    Securities                                      2,245          8,189
    Unrealized gain on securities
        available for sale                          7,500         20,682
                                            -----------------------------
                                                   82,727        100,106
                                            -----------------------------

Net deferred tax asset                         $  182,717     $  135,657
                                            -----------------------------


Note 9.  Profit-Sharing Plan

The Bank has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the Plan. Substantially all the full-time employees are covered. Contributions to the Trust fund are determined each year by the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. The contributions for the years ended December 31, 1996, 1995, and 1994, were $118,824, $103,626, and $96,027, respectively.

Note 10.  Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 1996 and 1995, is as follows:

                                                   1996              1995
                                         -----------------------------------
Commitments to extend credit                $  22,664,435     $  21,749,280
Standby letters of credit                       3,077,256         3,490,959
                                         -----------------------------------
                                            $  25,741,691     $  25,240,239
                                         -----------------------------------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

Concentrations of credit risk: All of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers within the state and, more specifically, the area surrounding Richmond, Virginia. The concentrations of credit by type of loan are set forth in Note 4. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness and construction sectors of the economy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Related Party Transactions

The Corporation's subsidiary, Central Virginia Bank, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties were as follows:

                                      Years Ended December 31,
                                       1996             1995
                             ----------------------------------
Balance, beginning              $   1,361,547    $   1,320,816
    New loans                       2,006,810          335,992
    Repayments                     (1,882,546)        (295,261)
                             ----------------------------------
Balance, ending                 $   1,485,811    $   1,361,547
                             ----------------------------------


Note 12. Stock Option Plan

The Corporation has a stock option plan which authorizes the granting of stock options to key employees and directors up to a maximum of 7,500 shares of common stock. The options are exercisable at the date of grant and expire ten years thereafter. On July 14, 1987, 7,500 options were granted at an option price of $9 per share.

During the year ended December 31, 1996, no options were exercised for the purchase of common stock. Options were exercised for the purchase of 2,669 shares of common stock at $9 per share during the year ended December 31, 1995. At December 31, 1996, unexercised options had been granted for 3,111 shares at $9 per share.

The Corporation did not grant any options during the years ended December 31, 1996 and 1995. Therefore, the transition provisions of FASB Statement 123 would not be applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                   To Be Well Capitalized
                                                                 For Capital       Under Prompt Corrective
                                              Actual          Adequacy Purposes      Action Provisions
                                      -------------------------------------------------------------------
                                        Amount     Ratio      Amount     Ratio      Amount     Ratio
                                      -------------------------------------------------------------------
                                                              (Dollars in Thousands)
As of December 31, 1996:
    Total Capital
        (to Risk Weighted Assets)        $15,247    17.68%      $ 6,842    8.00%      $ 8,553   10.00%
    Tier I Capital
        (to Risk Weighted Assets)         14,176    16.43%        3,421    4.00%        5,132    6.00%
    Tier I Capital
        (to Average Assets)               14,176    11.33%        5,005    4.00%        6,256    5.00%

As of December 31, 1995:
    Total Capital
        (to Risk Weighted Assets)          14,228   15.59%        7,301    8.00%        9,126   10.00%
    Tier I Capital
        (to Risk Weighted Assets)          13,101   14.36%        3,651    4.00%        5,476    6.00%
    Tier I Capital
        (to Average Assets)                13,101   11.36%        4,614    4.00%        5,768    5.00%


Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $3,449,786 in 1996 without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying amount of accrued interest receivable approximates it fair value.

Deposit liabilities: The fair values of demand deposits equal their carrying amounts which represents the amount payable on demand. The carrying amounts for variable-rate fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable: The carrying amount of note payable approximates its fair value.

The following is a summary of the carrying amounts and estimated fair values of the Bank's financial assets and liabilities at December 31, 1996 and 1995:



                                                              1996                                 1995
                                              ----------------------------------------------------------------------
                                                  Carrying          Estimated          Carrying        Estimated
                                                   Amount           Fair Value          Amount        Fair Value
                                              ----------------------------------------------------------------------
Financial assets:
    Cash and cash equivalents                     $  17,705,921    $    17,705,921      $20,062,555     $20,062,555
    Securities available for sale                     7,685,684          7,685,684        4,961,659       4,961,659
    Securities held to maturity                      10,207,765         10,375,793       10,008,592      10,247,942
    Mortgage loans held for sale                        201,798            201,798          868,594         868,594
    Loans, net                                       84,337,859         86,182,000       83,075,152      85,494,000
    Accrued interest receivable                         803,191            803,191          787,544         787,544

Financial liabilities:
    Demand and variable rate deposits             $  49,705,030    $    49,705,030      $44,505,030     $44,505,030
    Fixed-rate certificates of deposits              60,175,910         60,408,000       63,301,175      64,146,000
    Securities sold under repurchase
       agreements                                     1,534,479          1,534,479        1,435,307       1,435,307
    Note payable                                         54,000             54,000           63,000          63,000
    Accrued interest payable                            232,946            232,946          263,420         263,420




At December 31, 1996 and 1995, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.


                                 BALANCE SHEETS

                                                        December 31,
                                            ------------------------------------
Assets                                            1996              1995
                                            ------------------------------------
    Cash                                      $       173,005   $       101,692
    Investment in subsidiary                       14,183,162        13,160,782
    Other assets                                       87,440            51,020
                                            ------------------------------------
                                                $  14,443,607     $  13,313,494
                                            ------------------------------------

Stockholders' Equity
    Common stock, $2.50 par value;
        3,000,000 shares authorized;
        949,140 and 943,733 shares
        issued and outstanding in 1996
        and 1995, respectively                 $    2,372,850    $    2,359,332
    Surplus                                         4,091,019         3,996,803
    Retained earnings                               7,975,381         6,917,211
    Net unrealized gain on
        securities available for sale
        held by subsidiary, net of tax                  4,357            40,148
                                            ------------------------------------
                                                $  14,443,607     $  13,313,494
                                            ------------------------------------



                              STATEMENTS OF INCOME

                                                                            Years Ended December 31,
                                                                -------------------------------------------------
                                                                     1996            1995             1994
                                                                -------------------------------------------------
Income:
    Management fees                                              $       46,456  $       66,260   $       24,000
    Dividends received from subsidiary                                  652,627         592,239          588,976
    Equity in undistributed earnings of subsidiary                    1,058,170       1,287,921        1,068,046
    Interest income                                                           -               -               58
                                                                -------------------------------------------------
                                                                      1,757,253       1,946,420        1,681,080

Expenses:
    Operating expenses                                                   46,456          66,260           38,227
                                                                -------------------------------------------------
Income before income taxes                                            1,710,797       1,880,160        1,642,853

Income taxes (benefit)                                                        -               -           (4,818)
                                                                -------------------------------------------------

Net income                                                         $  1,710,797    $  1,880,160     $  1,647,671
                                                                -------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                       1996            1995            1994
                                                                 -------------------------------------------------

Cash Flows From Operating Activities
    Net income                                                       $  1,710,797    $  1,880,160    $  1,647,671
    Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Undistributed earnings of subsidiary                           (1,058,170)     (1,287,921)     (1,068,046)
        Changes in operating assets and liabilities:
           (Increase) decrease in other assets                            (36,420)          3,798         (53,163)
                                                                 -------------------------------------------------
Net cash provided by operating activities                                 616,207         596,037         526,462
                                                                 -------------------------------------------------

Cash Flows From Financing Activities
    Net proceeds from issuance of common stock                            107,733          81,195               -
    Dividends paid                                                       (652,627)       (592,239)       (543,976)
                                                                 -------------------------------------------------
Net cash (used in) financing activities                                  (544,894)       (511,044)       (543,976)
                                                                 -------------------------------------------------

Increase (decrease) in cash                                                71,313          84,993         (17,514)

Cash, beginning                                                           101,692          16,699          34,213
                                                                 -------------------------------------------------

Cash, ending                                                        $     173,005   $     101,692  $       16,699
                                                                 -------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CENTRAL VIRGINIA BANKSHARES, INC.



Date:  March 28, 1997         By: /s/ Ralph Larry Lyons
                                 ----------------------
                                  Ralph Larry Lyons
                                  President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 1997                /s/ Ralph Larry Lyons
                              ---------------------
                              Ralph Larry Lyons
                              President and Chief Executive Officer; Director
                              (Chief Financial Officer)

March 28, 1997                /s/ F. William Kidd
                              -------------------
                              F. William Kidd
                              Vice President and Cashier
                              (Chief Accounting Officer)

March 28, 1997                /s/ John B. Larus
                              -----------------
                              John B. Larus
                              Chairman of the Board of Directors

March 28, 1997                /s/ Fleming V. Austin
                              ---------------------
                              Fleming V. Austin
                              Director

March 28, 1997                /s/ Charles W. Binford
                              ----------------------
                              Charles W. Binford
                              Director

March __, 1997                ----------------------
                              Garland L. Blanton, Jr.
                              Director

March 28, 1997                /s/ Charles B. Goodman
                              ----------------------
                              Charles B. Goodman
                              Director

March 28, 1997                /s/ Elwood C. May
                              -----------------
                              Elwood C. May
                              Director

                                 EXHIBITS INDEX


Item No.      Description
--------      -----------


3.1 Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A filed with the SEC on May 2, 1994)
3.2 Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant's Form 8-A filed with the SEC on May 2, 1994)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed with the SEC on May 2, 1994)
21.1          Subsidiaries of the Registrant (filed herewith)
23.1          Consent of Mitchell, Wiggins & Company, LLP (filed herewith)