Form 10QSB
period 1997-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 1997-05-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



     For Quarter Ended                        Commission File No.    33-9686
       March 31, 1997



                        CENTRAL VIRGINIA BANKSHARES, INC.


               Virginia                                   54-1467806
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

As of March 31, 1997, 950,527 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  May 15, 1997

                                      INDEX



Part I.  Financial Information                                          Page No.

  Item 1          Financial Statements

         Consolidated Balance Sheet -  Three
         Months Ended March 31, 1997 and 1996................................3

         Consolidated Statement of Income - Three
         Months Ended March 31, 1997 and 1996................................4

         Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1997 and 1996................................5

         Note to Consolidated Financial Statements -
         March 31, 1997 and 1996 (Unaudited).................................6

  Item 2          Management's Discussion and Analysis
                  or Plan of Operation.......................................7


Part II.  Other Information

  Item 6          Exhibits and Reports on Form 8-K..........................12

  Signatures................................................................13

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1996
                                   (Unaudited)

                                                                                     March 31           March 31
                                                                                       1997               1996
                                                                                       ----               ----
                                   ASSETS


Cash and due from banks                                                            $  4,539,930         $  5,249,029
Federal funds sold                                                                    7,715,000           16,816,000
                                                                                    -----------          -----------
         Total cash and cash equivalents                                            $12,254,930          $22,065,029
Securities available for sale                                                        11,588,408            5,737,954
Securities held to maturity (approximate market value 1997
  $11,432,814; 1996 $10,171,245)                                                     11,394,198           10,014,028
Mortgage loans held for sale                                                            338,300            1,282,432
Loans, net                                                                           88,117,808           81,943,347
Bank premises and equipment, net                                                      3,534,970            2,876,053
Accrued interest receivable                                                             751,955              661,527
Other assets                                                                          2,104,121            1,374,604
                                                                                  -------------        -------------
         Total assets                                                              $130,084,690         $125,954,974
                                                                                   ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand deposits                                                                $ 16,120,837         $ 13,570,706
    Interest bearing demand deposits and NOW accounts                                21,800,189           20,556,334
    Savings deposits                                                                 13,643,158           12,053,359
    Time deposits, $100,000 and over                                                 10,614,965           11,599,174
    Other time deposits                                                              50,722,288           51,656,662
                                                                                  -------------        -------------
                                                                                   $112,901,437         $109,436,235
  Federal funds purchased                                                                     0                    0
  Securities sold under repurchase agreements                                         1,851,974            2,274,286
  Note payable                                                                           54,000               63,000
  Accrued interest payable                                                              241,491              268,519
  Other liabilities                                                                     403,490              365,950
                                                                                 --------------       --------------
         Total liabilities                                                         $115,452,392         $112,407,990
                                                                                 --------------         ------------
STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50;  authorized  3,000,000 shares;  issued
    950,527 shares 1997; 945,254
    shares 1996                                                                   $   2,376,318         $  2,363,113
  Surplus                                                                             4,116,507            4,022,962
  Retained earnings                                                                   8,201,504            7,168,992
  Unrealized gains (losses) on securities available for sale,
    net of tax                                                                          (62,031)             (8,083)
                                                                                  -------------         -----------
         Total stockholders' equity                                               $  14,632,298         $ 13,546,984
                                                                                  -------------         ------------
         Total liabilities and stockholders' equity                                $130,084,690         $125,954,974
                                                                                  =============         ============

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                ------------------------------------
                                                                                        1997              1996
                                                                                        -----             ----
Interest income
  Interest and fees on loans                                                           $2,121,543        $2,046,356
  Interest on securities:
    U.S. Government agencies and corporations                                             169,553            87,438
    States and political subdivisions                                                     146,230           143,920
    Other                                                                                   4,193                 0
  Interest on federal funds sold                                                          127,486           198,274
                                                                                          -------           -------
         Total interest income                                                         $2,569,005        $2,475,988
                                                                                       ----------        ----------
Interest expense
  Interest on deposits                                                                 $1,103,427        $1,165,042
  Interest on securities sold under repurchase agreements                                  15,496             7,512
  Interest on note payable                                                                  1,080             1,260
                                                                                            -----             -----
         Total interest expense                                                        $1,120,003        $1,173,814
                                                                                       ----------        ----------
         Net interest income                                                           $1,449,002        $1,302,174
  Provision for loan losses                                                                41,250            41,250
                                                                                           ------            ------
         Net interest income after provision for loan losses                           $1,407,752        $1,260,924
  Other income
    Gain on sale of securities                                                                 $0          $ 25,000
    Service charges                                                                       146,396           143,184
    Other                                                                                  41,577            63,769
                                                                                           ------            ------
         Total other income                                                              $187,973          $231,953
  Other expenses
    Salaries and wages                                                                   $450,900          $392,100
    Pensions and other employee benefits                                                   87,851            67,644
    Occupancy expense                                                                      61,947            47,216
    Other operating expenses                                                              456,306           390,611
                                                                                          -------           -------
         Total other expenses                                                          $1,057,004          $897,571
                                                                                       ----------          --------
  Income before income taxes                                                             $538,721          $595,306
  Income taxes                                                                            141,750           181,370
                                                                                          -------           -------
         Net income                                                                      $396,971          $413,936
                                                                                         ========          ========
  Per share of common stock:
    Income before income taxes                                                              $0.57             $0.63
         Net income                                                                         $0.42             $0.44
         Weighted average shares                                                          949,421           944,017


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996

                                                                                           1997               1996
                                                                                           ----               ----
Cash Flows for Operating Activities
  Net Income                                                                             $396,971           $413,936
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation                                                                          101,035             62,570
    Amortization                                                                            2,766              4,150
    Provision for loans losses                                                             41,250             41,250
    Amortization and accretion on securities                                               (4,213)           (6,091)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                     (136,502)         (413,838)
        Accrued interest receivable                                                        51,236            126,017
        Other assets                                                                     (291,432)         (262,950)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                            8,545              5,099
        Other liabilities                                                                 223,204            252,825
                                                                                         --------           --------
    Net cash provided by operating activities                                            $392,860           $222,968
                                                                                         --------           --------
Cash Flows from Investing Activities
  Purchase of securities held to maturity                                             ($1,125,000)       $         -
  Proceeds from sales of securities held to maturity                                            0          1,000,000
  Proceeds from maturities of securities available for sale                             1,335,990            571,495
  Purchase of securities available for sale                                            (5,304,648)       (2,442,486)
  Net (increase) decrease in loans made to customers                                   (3,870,900)         1,131,805
  Net purchases of premises and equipment                                                 (75,395)         (819,822)
                                                                                        ---------        ----------
    Net cash (used in) investing activities                                           ($9,039,953)        ($559,008)
                                                                                       ----------         ---------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $3,020,497         $1,630,030
  Increase in federal funds purchased                                                           -                  -
  Net proceeds from issuance of capital stock                                              28,956             29,940
  Net increase in securities sold under repurchase agreements                             317,495            838,979
  Dividends paid                                                                         (170,846)         (160,435)
                                                                                       ----------        ----------
    Net cash provided by financing activities                                          $3,196,102         $2,338,514
                                                                                       ----------         ----------
    Increase (decrease) in cash and cash equivalents                                  ($5,450,991)        $2,002,474
Cash and cash equivalents:
  Beginning                                                                            17,705,921         20,062,555
                                                                                      -----------        -----------
  Ending                                                                              $12,254,930        $22,065,029
                                                                                      ===========        ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $1,111,458         $1,168,715
                                                                                       ==========         ==========
    Income Taxes                                                                           $7,782                 $0
                                                                                           ======                 ==


                        CENTRAL VIRGINIA BANKSHARES, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996
                                   (Unaudited)


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

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $396,971 in the first quarter of 1997, a decrease of 4.1% from the first quarter of 1996. The results for 1997 reflect primarily an increase in occupancy and other operating expenses due to the new Corporate Center facility which opened in May 1996. In addition, the first quarter of 1996 included a $25,000 gain on sale of a security which is an extraordinary occurrence for the Company. Net income per common share for the first quarter of 1997 was $.42 compared to $.44 for the same period in 1996. The Company's annualized return on average equity was 11.00% in the first quarter of 1997, compared to 12.34% for the first quarter of 1996, while the return on average assets amounted to 1.26% and 1.36% for these periods respectively.

         Net Interest Income. The Company's net interest income was $1,449,002 for the first quarter of 1997, compared to $1,302,174 for the first quarter of 1996. The increase in net interest income in 1997 was attributable primarily to an increase in average interest earning assets as well as a change in the mix of average interest earning assets. Average interest earning assets were $117.1 million for the first quarter of 1997, compared to $113.7 million for the first quarter of 1996. The largest component change was in lower-yielding federal funds sold which decreased 33.3% from being 13% of average interest earning assets in 1996 to being 8% at March 31, 1997. In addition, the average balance of investment securities increased 30% from March 1996. The fully taxable annualized yield on investment securities was 7.41% at March 31, 1997 compared to 7.39% in the previous year.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.95% for the first quarter of 1997, compared to 4.58% for the first quarter of 1996.

         Non-Interest Income. For the first three months of 1997, non-interest income totaled $187,973, an decrease of 19.0%, or $43,980, from the same period in 1996. Included in this decrease is the $25,000 gain on sale of securities in 1996. Additionally, service charges on deposit accounts increased slightly by $3,212 while fees received on mortgage loans originated for others decreased $19,003.

         Non-Interest Expenses. The Company's total non-interest expenses for the first quarter of 1997 increased $159,433, or 17.8% compared to the same period in 1996. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1997 increased $79,007 during this period or 17.2% compared to the same period in 1996. Occupancy and other operating expenses increased $80,426, or 18.4%, primarily due to the new Corporate Center facility.

         Income Taxes. The Bank reported income taxes of $141,750 for the first quarter of 1997, compared to $181,370 for the first quarter of 1996. These amounts yielded effective tax rates of 26.3% and 30.5%, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At March 31, 1997, loans increased $3.8 million from December 31, 1996 and $6.2 million from March 31, 1996. The loan to deposit ratio was 78.05% at March 31, 1997, compared to 76.75% at December 31, 1996 and 74.88% at March 31, 1996. As of March 31, 1997, real estate loans accounted for 59.0% of the loan portfolio, consumer loans were 21.8%, and commercial and industrial loans totaled 19.2% of the loan portfolio.

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

      The following table summarizes non-performing loans:


                                                                 March 31         December 31          March 31
                                                                   1997               1996               1996
                                                                   ----               ----               ----
                                                                             (Dollars in Thousands)

Loans accounted for on a non-accrual basis                         $  950            $  708              $  989

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)                         1,237               935                  89

Loans  restructured  and in  compliance  with
  modified  terms (not  included in non-
  accrual loans or loans contractually past
  due 90 days or more above)                                            -                 -                   -
                                                                   ------            ------              ------

        TOTAL                                                      $2,187            $1,643              $1,078
                                                                   ======            ======              ======


         Management is not aware of any other loans at March 31, 1997 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.33% at March 31, 1997; 1.42% at December 31, 1996; and 1.39% at
March 31, 1996, respectively. At March 31, 1997 the ratio of the allowance for loan losses to non-performing loans was 54.3%, compared to 73.8% at December 31, 1996 and 107.2% at March 31, 1996.

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

         The provision for loan losses totaled $41,250 for each of the quarters ended March 31, 1997 and 1996, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first quarter of 1997, total securities increased to $23.0 million or 17.7% of total assets at March 31, 1997.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.41% for the first quarter of 1997, compared to 7.39% for the same period in 1996. The market value of the portfolio exceeded the book value by $39,890 at March 31, 1997.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by $3,020,497 between December 31, 1996 and March 31, 1997. The average aggregate interest rate paid on deposits was 3.96% in the first quarter of 1997, compared to 4.32% for the same period in 1996. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 1997:

                                                            Time Deposits
                                                      (Dollars in Thousands)

                  Three months or less                            $ 1,763
                  Three to twelve months                            5,002
                  Over twelve months                                3,850
                                                                  -------
                           Total                                  $10,615
                                                                  =======

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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of March 31, 1997, with minimum requirements, as defined by regulation, is shown below:

                                              Minimum             Actual
                                           Requirements      March 31, 1997
                                           ------------      --------------

         Tier 1 risk-based capital                4.0%              16.00%
         Total risk-based capital                 8.0%              17.25%
         Leverage ratio                           3.0%              11.41%

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



                                CENTRAL VIRGINIA BANKSHARES, INC.
                               -------------------------------------
                                         (Registrant)


Date:  May 15, 1997               /s/ Ralph Larry Lyons
                               ------------------------------------------------
                               Ralph Larry Lyons, President and Chief Executive Officer (Chief Financial Officer)