Form 10QSB
period 1997-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1997-08-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                              Commission File No.    33-9686
 June 30, 1997



                        CENTRAL VIRGINIA BANKSHARES, INC.


               Virginia                                 54-1467806
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)



                              2036 New Dorset Road
                            Powhatan, Virginia 23139
                     (Address of Principal Executive Office)

                                 (804) 794-6266
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ (not subject to filing requirements for the past 90 days).

As of August 14, 1997, 953,638 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 August 14, 1997

                                      INDEX



Part I.  Financial Information                                      Page No.
------------------------------                                      --------

Item 1   Financial Statements

         Consolidated Balance Sheets - June 30, 1997
         and 1996..........................................................3

         Consolidated Statements of Income - Three
         Months Ended June 30, 1997 and 1996
         and Six Months Ended June 30, 1997 and 1996.......................4

         Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1997 and 1996...............................5

         Notes to Consolidated Financial Statements -
         June 30, 1997 and 1996 (Unaudited)................................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation..............................................7-12


Part II.  Other Information
---------------------------

Item 4   Submission of Matters to a Vote of
         Security Holders..............................................12-13

Item 6   Exhibits and Reports on Form 8-K.................................13

Signatures................................................................14

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996
                                   (Unaudited)

                                                                                       June 30,           June 30,
                                                                                         1997               1996
                                                                                         ----               ----
                                   ASSETS
                                   ------
Cash and due from banks                                                             $  9,516,989        $  5,288,397
Federal funds sold                                                                     3,905,000          17,286,000
                                                                                    ------------        ------------
         Total cash and cash equivalents                                             $13,421,989         $22,574,397
Securities available for sale                                                         15,080,217           6,139,065
Securities held to maturity (approximate market value 1997
  $13,069,511; 1996 $10,001,485)                                                      12,834,097           9,973,347
Mortgage loans held for sale                                                                   0           1,379,500
Loans, net                                                                            86,390,601          80,666,051
Bank premises and equipment, net                                                       3,498,575           3,418,695
Accrued interest receivable                                                              826,360             697,133
Other assets                                                                           2,252,857           1,336,649
                                                                                    ------------        ------------
         Total assets                                                               $134,304,696        $126,184,837
                                                                                    ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
LIABILITIES
-----------
  Deposits:
    Demand deposits                                                                 $ 17,212,522        $ 15,087,601
    Interest bearing demand deposits and NOW accounts                                 22,571,795          20,909,842
    Savings deposits                                                                  13,506,911          12,084,641
    Time deposits, $100,000 and over                                                  10,902,683          11,231,564
    Other time deposits                                                               51,614,622          50,941,081
                                                                                    ------------        ------------
                                                                                    $115,808,533        $110,254,729
  Securities sold under repurchase agreements                                          2,950,460           1,714,430
  Note payable                                                                            45,000              54,000
  Accrued interest payable                                                               223,620             254,673
  Other liabilities                                                                      263,629             164,262
                                                                                    ------------        ------------
         Total liabilities                                                          $119,291,242        $112,442,094
                                                                                    ------------        ------------
STOCKHOLDERS' EQUITY
--------------------
  Capital stock, common, par value $2.50;  authorized  3,000,000 shares;  issued
    950,827 shares 1996;
    946,447 shares 1996                                                             $  2,377,068        $  2,366,095
  Surplus                                                                              4,118,457           4,043,915
  Retained earnings                                                                    8,482,552           7,411,568
  Unrealized gains (losses) on securities available for sale,
    net of tax                                                                            35,377            (78,835)
                                                                                    ------------        ------------
         Total stockholders' equity                                                 $ 15,013,454        $ 13,742,743
                                                                                    ------------        ------------
         Total liabilities and stockholders' equity                                 $134,304,696        $126,184,837
                                                                                    ============        ============

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended                     Six Months Ended
                                                          June 30                               June 30
                                             ----------------------------------    ----------------------------------
                                                     1997             1996                 1997             1996
                                                     ----             ----                 ----             ----
Interest income
  Interest and fees on loans                       $2,219,268       $2,037,071            $4,340,811      $4,083,427
  Interest on securities:
    U.S. Government agencies and
      corporations                                    254,909          109,534               424,462         196,972
    States and political subdivisions                 157,474          137,758               303,704         281,678
    Other                                              22,354            5,169                26,547           5,169
  Interest on federal funds sold                       56,359          213,456               183,845         411,730
                                                   ----------       ----------            ----------      ----------
Total interest income                              $2,710,364       $2,502,988            $5,279,369      $4,978,976
                                                   ----------       ----------            ----------      ----------
Interest expense
  Interest on deposits                             $1,127,298       $1,139,852            $2,230,725      $2,304,894
  Interest on federal funds
    purchased                                               -                -                     -               -
  Interest on securities sold under
    repurchase agreements                              16,241            7,109                31,737          14,621
  Interest on note payable                                900            1,080                 1,980           2,340
                                                   ----------       ----------            ----------      ----------
Total interest expense                             $1,144,439       $1,148,041            $2,264,442      $2,321,855
                                                   ----------       ----------            ----------      ----------
  Net interest income                              $1,565,925       $1,354,947            $3,014,927      $2,657,121
Provision for loan losses                              41,250           41,250                82,500          82,500
                                                   ----------       ----------            ----------      ----------
  Net interest income after
    provision for loan losses                      $1,524,675       $1,313,697            $2,932,427      $2,574,621
Other income
  Securities gains                                         $0               $0                    $0         $25,000
  Service charges                                     142,253          151,210               288,649         294,395
  Other                                                44,297           70,353                85,874         134,121
                                                   ----------       ----------            ----------      ----------
Total other income                                   $186,550         $221,563              $374,523        $453,516
Other expenses
  Salaries and wages                                 $450,800         $386,100              $901,700        $778,200
  Pensions and other employee
    benefits                                           66,355           59,236               154,206         126,880
  Occupancy expense                                    71,111           47,877               133,058          95,093
  Other operating expenses                            488,634          474,496               944,940         865,107
                                                   ----------       ----------            ----------      ----------
Total other expenses                               $1,076,900         $967,709            $2,133,904      $1,865,280
                                                   ----------       ----------            ----------      ----------
  Income before income taxes                         $634,325         $567,551            $1,173,046      $1,162,857
Income taxes                                          180,103          166,001               321,853         347,371
                                                   ----------       ----------            ----------      ----------
  Net income                                         $454,222         $401,550              $851,193        $815,486
                                                   ==========       ==========            ==========      ==========
Per share of common stock:
  Income before income taxes                            $0.67            $0.60                 $1.23           $1.23
  Net income                                            $0.48            $0.42                 $0.90           $0.86
Weighted average shares
  outstanding                                         950,797          945,477               950,113         944,747


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996


                                                                                         1997                1996
                                                                                         ----                ----
Cash Flows for Operating Activities
  Net Income                                                                             $851,193           $815,486
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation                                                                          195,946            141,915
    Amortization                                                                            2,766              8,300
    Provision for loans losses                                                             82,500             82,500
    Amortization and accretion on securities                                               35,379            (7,962)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                      201,798          (510,906)
        Accrued interest receivable                                                      (23,169)             90,411
        Other assets                                                                    (629,750)          (176,848)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                          (9,326)            (8,747)
        Other liabilities                                                                  94,085             51,137
                                                                                         --------           --------
    Net cash provided by operating activities                                            $801,422           $485,286
                                                                                         --------           --------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                                    $  -         $  210,000
  Purchase of securities held to maturity                                             (2,620,098)          (166,464)
  Proceeds from maturities of securities available for sale                             2,236,525          2,242,084
  Purchase of securities available for sale                                           (9,607,958)        (3,600,883)
  Net (increase) decrease in loans made to customers                                  (2,142,388)          2,367,275
  Net purchases of premises and equipment                                               (133,912)        (1,441,809)
  Proceeds from sale of foreclosed real estate                                            166,274                  -
  Net expenditures on foreclosed real estate                                              (8,032)           (35,041)
                                                                                         --------           --------
    Net cash (used in) investing activities                                         ($12,109,589)         ($424,838)
                                                                                    -------------         ----------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $5,927,593         $2,448,524
  Repayment of note payable                                                               (9,000)            (9,000)
  Net proceeds from issuance of common stock                                               31,656             53,875
  Net increase (decrease) in securities sold under repurchase
    agreements                                                                          1,415,981            279,123
  Dividends paid                                                                        (341,995)          (321,128)
                                                                                       ----------         ----------
    Net cash provided by financing activities                                          $7,024,235         $2,451,394
                                                                                       ----------         ----------
    Increase (decrease) in cash and cash equivalents                                 ($4,283,932)         $2,511,842
Cash and cash equivalents:
  Beginning                                                                            17,705,921         20,062,555
                                                                                       ----------         ----------
  Ending                                                                              $13,421,989        $22,574,397
                                                                                      ===========        ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $2,273,768         $2,330,602
                                                                                       ==========         ==========
    Income Taxes                                                                         $317,030           $344,474
                                                                                         ========           ========

                        CENTRAL VIRGINIA BANKSHARES, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)


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

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $454,222 in the second quarter of 1997, an increase of 13.1% from the second quarter of 1996. These results reflect a 8.9% increase in interest and fees on loans compared to the same period in 1996 which is the result of a 7.1% increase in net loans outstanding at June 30, 1997. In addition, interest income on securities increased 238% to $434,737 as the result of a 73.2% increase in the securities portfolio from June 30, 1996 to June 30, 1997. The Company's net interest income increased by $210,978 for the second quarter of 1997 compared to the same period in 1996. Net income per common share for the second quarter of 1997 was $.48 compared to $.42 for the same period in 1996. The Company's annualized return on average equity was 12.66% in the second quarter of 1997, compared to 11.80% for the second quarter of 1996, while the return on average assets amounted to 1.42% and 1.29% for these periods, respectively.

         The Company's net income for the six months ended June 30, 1997 totaled $851,193, an increase of $35,707, or 4.4% over the first six months of 1996. The 1997 results reflect primarily a 13.5% increase in net interest income. Net income per common share for the first six months of 1997 was $.90 compared to $.86 for the same period in 1996. The Company's annualized return on average equity was 11.83% for the six months ended June 30, 1997, compared to 12.07% for the six months ended June 30, 1996. The return on average assets amounted to 1.34% and 1.32% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,565,925 for the second quarter of 1997, compared to $1,354,947 for the second quarter of 1996. The increase in net interest income in 1997 was attributable primarily to a change in the composition of the Company's interest earning assets. Lower-yielding federal funds sold decreased from an average of $16.4 million in the quarter ended June 30, 1996 to an average of $3.9 million for the same period in 1997. These funds were reinvested in loans and investment securities as the average balances of these assets increased 8.1% and 59.8%, respectively. Average interest earning assets were $118.6 million for the second quarter of 1997, compared to $114.7 million for the second quarter of 1996. For the six months ended June 30, 1997, average interest earning assets rose 3.36% to $118.0 million compared to the same period in 1996.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest yield was 5.28% for the second quarter of 1997 and 5.11% for the first six months of 1997, compared to 4.72% and 4.65% for the same periods of 1996, respectively.

         Non-Interest Income. In the second quarter of 1997, the Company's total non-interest income totaled $186,550, a decrease of 15.8%, or $35,013, compared to 1996. For the first six months of 1997, non-interest income decreased by $78,993 or 17.4% compared to 1996. Included in the results for the first six months of 1996 was a $25,000 gain on the sale of securities. There are no such gains included in the 1997 results. Of the various components of non-interest income, the decreases noted are primarily attributable to a decrease in service charges collected on deposit accounts and in fees received on mortgage loans originated for others.

         Non-Interest Expenses. The Company's total non-interest expenses for the second quarter and six months ended June 30, 1997 increased $109,191 and $268,624, respectively, compared to the same periods in 1996. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1997 increased by 16.1% for the quarter and 16.7% for the first six months compared to 1996. Occupancy and other operating expenses increased $37,372, or 7.2% for the quarter, and $117,798, or 12.3%, for the six months ended June 30, 1997. The Company opened a 15,000 square foot Operations Center in May 1996 which is the primary source of the increase in non-interest expenses.

         Income Taxes. The Bank reported income taxes of $180,103 for the second quarter and $321,853 for the first six months of 1997, compared to $166,001 and $347,371 for the same periods in 1996, respectively. These amounts yielded effective tax rates of 28.4% for the quarter and 27.4% for the first six months of 1997, compared to 29.2% and 29.9% for the same periods in 1996, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At June 30, 1997 loans increased $2.1 million from December 31, 1996 and $5.7 million from June 30, 1996. The loan to deposit ratio was 74.60% at June 30, 1997, compared to 76.75% at December 31, 1996, and 73.16% at June 30, 1996. As of June 30, 1997, real estate loans accounted for 58.4% of the loan portfolio, consumer loans were 21.6%, and commercial and industrial loans totaled 20.0%.

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

         The following table summarizes non-performing loans:

                                             June 30    December 31     June 30
                                              1997         1996           1996
                                              ----         ----           ----
                                                    (Dollars in Thousands)

Loans accounted for on a non-
  accrual basis                                $593          $708          $764

Loans contractually past due 90 days
 or more as to interest or principal
 payments (not included in non-
 accrual loans above)                          484           935           382

 Loans restructured and in
  compliance with modified terms
  (not included in non-accrual loans
  or loans contractually past due 90
  days or more above)                            --            --            --
                                            -------       -------       -------
         Total                               $1,077        $1,643        $1,146
                                             ======        ======        ======


         Management is not aware of any other loans at June 30, 1997 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.37%, 1.42% and 1.38% at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. At June 30, 1997 the ratio of the allowance for loan losses to non-performing loans was 110.0%, compared to 73.8% at December 31, 1996 and 100.9% at June 30, 1996.

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

         The provision for loan losses totaled $41,250 for the quarters ended June 30, 1997 and 1996. For the six month periods ended June 30, 1997 and 1996, the provision for loan losses was $82,500. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first six months of 1997, total securities increased 56.0% to $27.9 million or 20.8% of total assets at June 30, 1997. At December 31, 1996, total securities were $17.9 million, or 14.2% of total assets and at June 30, 1996, total securities were $16.1 million, or 13% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.92% for the second quarter of 1997 and 7.00% for the first six months of 1997, compared to 7.31% and 7.34% for the same periods in 1996. The market value of the portfolio exceeded the book value by $289,015 at June 30, 1997.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 5.39% between December 31, 1996 and June 30, 1997. The average aggregate interest rate paid on deposits was 3.98% in the second quarter of 1997 and 3.96% for the first six months of 1997, compared to 4.15% and 4.18% for the same periods in 1996. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 1997:
                                                            June 30, 1997
                                                            Time Deposits
                                                            -------------
                                                      (Dollars in Thousands)

                  Three months or less                          $2,122
                  Three to twelve months                         4,804
                  Over twelve months                             3,977
                                                               -------
                           Total                               $10,903

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of June 30, 1997, with minimum requirements, as defined by regulation, is shown below:

                                               Minimum              Actual
                                            Requirements         June 30, 1997
                                            ------------         -------------

         Tier 1 risk-based capital                 4.0%               16.24%
         Total risk-based capital                  8.0%               17.49%
         Leverage ratio                            3.0%               11.23%

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

     (a)      The Annual Shareholders meeting was held on April 22, 1997.

     (b)      Directors elected at the meeting for a three year term were:

              1.       Elwood C. May
              2.       Charles B. Goodman

              Directors with continuing terms were:

              1.       Ralph Larry Lyons
              2.       John B. Larus
              3.       Charles W. Binford
              4.       Garland L. Blanton, Jr.
              5.       Fleming V. Austin

     (c)      Matters voted upon:

              1. Election of Elwood C. May as a director for a three year term:

                       Votes for.....................740,339
                       Votes against...................    0
                       Abstained...................    1,601
                       Not voted.....................217,122

              2. Election of Charles B. Goodman as a director for a three year term:

                       Votes for.....................738,930
                       Votes against...................    0
                       Abstained...................    3,009
                       Not voted.....................217,123

              3.       Other Business:

                       Votes for.....................738,814
                       Votes against..............         0
                       Abstained..................       100
                       Not voted.....................220,148


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



                                 CENTRAL VIRGINIA BANKSHARES, INC.
                                         (Registrant)


Date:  August 14, 1997         /s/ Ralph Larry Lyons
                               ---------------------------------------
                               Ralph Larry Lyons, President and Chief Executive
                               Officer (Chief Financial Officer)