Form 10QSB
period 1997-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1997-11-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                           Commission File No.    33-9686
September 30, 1997



                        CENTRAL VIRGINIA BANKSHARES, INC.


               Virginia                                   54-1467806
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

As of November 14, 1997, 953,638 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                               September 30, 1997

                                      INDEX



Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1   Financial Statements

         Consolidated Balance Sheets - September 30, 1997
         and 1996.............................................................3

         Consolidated Statements of Income - Three
         Months Ended September 30, 1997 and 1996
         and Nine Months Ended September 30, 1997 and 1996....................4

         Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1997 and 1996.............................5

         Notes to Consolidated Financial Statements -
         September 30, 1997 and 1996 (Unaudited)..............................6

Item 2   Management's Discussion and
         Analysis or Plan of Operation.....................................7-12


Part II.  Other Information

  Item 6          Exhibits and Reports on Form 8-K...........................12

 Signatures..................................................................13

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 and 1996
                                   (Unaudited)

                                                                                  Sept. 30, 1997       Sept. 30,1996
                                                                                  --------------       -------------
                                   ASSETS
                                   ------
Cash and due from banks                                                               $4,447,831          $5,197,033
Federal funds sold                                                                     3,412,000          15,391,000
                                                                                       ---------          ----------
         Total cash and cash equivalents                                              $7,859,831         $20,588,033
Securities available for sale                                                         22,622,723           8,023,651
Securities held to maturity (approximate market value 1997
  $15,382,497; 1996 $9,521,065)                                                       15,192,950           9,431,393
Mortgage loans held for sale                                                             204,998             385,000
Loans, net                                                                            87,429,263          81,983,838
Bank premises and equipment, net                                                       3,591,296           3,486,080
Accrued interest receivable                                                            1,011,039             597,649
Other assets                                                                           1,649,798           1,252,616
                                                                                       ---------           ---------
         Total assets                                                               $139,561,898        $125,748,260
                                                                                    ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand deposits                                                                  $17,375,584         $15,697,950
    Interest bearing demand deposits and NOW accounts                                 22,968,334          20,866,667
    Savings deposits                                                                  13,852,111          12,431,989
    Time deposits, $100,000 and over                                                  10,070,334          10,366,209
    Other time deposits                                                               53,411,611          50,452,121
                                                                                      ----------          ----------
                                                                                    $117,677,974        $109,814,936
  FHLB advances                                                                        5,000,000                   -
  Securities sold under repurchase agreements                                            743,335           1,387,143
  Note payable                                                                            45,000              54,000
  Accrued interest payable                                                               298,559             221,754
  Other liabilities                                                                      352,002             229,179
                                                                                         -------             -------
         Total liabilities                                                          $124,116,870        $111,707,012
                                                                                    ------------        ------------
STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50; authorized 3,000,000
    shares; issued 953,638 shares 1997; 947,799 shares 1996                           $2,384,095          $2,369,475
  Surplus                                                                              4,136,728           4,066,628
  Retained earnings                                                                    8,773,088           7,664,290
  Unrealized gains on securities available for sale, net of tax                          151,117            (59,145)
                                                                                         -------            --------
         Total stockholders' equity                                                  $15,445,028         $14,041,248
                                                                                     -----------         -----------
         Total liabilities and stockholders' equity                                 $139,561,898        $125,748,260
                                                                                    ============        ============


                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30                          September 30
                                             ---------------------------------     ----------------------------------
                                                     1997             1996                  1997             1996
                                                     ----             ----                  ----             ----
Interest income
  Interest and fees on loans                      $2,147,269       $2,077,161            $6,488,080       $6,160,588
  Interest on securities:
    U.S. Government agencies and
      corporations                                   358,101          136,681               782,563          333,653
    States and political subdivisions                188,578          134,144               492,282          415,822
    Other                                             16,995                0                43,542            5,169
  Interest on federal funds sold                      83,554          228,296               267,399          640,026
                                                      ------          -------               -------          -------
Total interest income                             $2,794,497       $2,576,282            $8,073,866       $7,555,258
                                                  ----------       ----------            ----------       ----------
Interest expense
  Interest on deposits                            $1,178,957       $1,129,034            $3,409,682       $3,433,928
  Interest on FHLB advances                           69,530                -                69,530                0
  Interest on securities sold under
    repurchase agreements                             12,745           10,404                44,482           25,025
  Interest on note payable                               900            1,080                 2,880            3,420
                                                         ---            -----                 -----            -----
Total interest expense                            $1,262,132       $1,140,518            $3,526,574       $3,462,373
                                                  ----------       ----------            ----------       ----------
  Net interest income                             $1,532,365       $1,435,764            $4,547,292       $4,092,885
Provision for loan losses                             43,750           41,250               126,250          123,750
                                                      ------           ------               -------          -------
  Net interest income after provision
    for loan losses                               $1,488,615       $1,394,514            $4,421,042       $3,969,135
Other income
  Securities gains                                        $0         $      0                    $0          $25,000
  Service charges                                    146,872          145,083               435,521          439,478
  Other                                               44,695           58,228               130,569          192,350
                                                      ------           ------               -------          -------
Total other income                                  $191,567         $203,311              $566,090         $656,828
Other expenses
  Salaries and wages                                $430,500         $387,325            $1,332,200       $1,165,525
  Pensions and other employee benefits                82,028           72,632               236,234          199,512
  Occupancy expense                                   65,052           64,566               198,110          159,659
  Other operating expenses                           473,694          479,392             1,418,634        1,344,499
                                                     -------          -------             ---------        ---------
Total other expenses                              $1,051,274       $1,003,915            $3,185,178       $2,869,195
                                                  ----------       ----------            ----------       ----------
  Income before income taxes                        $628,908         $593,910            $1,801,954       $1,756,768
Income taxes                                         164,247          177,341               486,100          524,712
                                                     -------          -------               -------          -------
  Net income                                        $464,661         $416,569            $1,315,854       $1,232,056
                                                    ========         ========            ==========       ==========
Per share of common stock:
  Income before income taxes                           $0.66            $0.63                 $1.89            $1.86
  Net income                                           $0.48            $0.44                 $1.38            $1.30
Weighted average shares outstanding                  953,424          946,712               951,229          945,406


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996

                                                                                          1997               1996
                                                                                          ----               ----
Cash Flows for Operating Activities
  Net Income                                                                           $1,315,854         $1,232,056
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation                                                                          296,498            233,045
    Amortization                                                                            5,383             15,067
    Provision for loan losses                                                             126,250            123,750
    Amortization and accretion on securities                                               55,792            (6,799)
    Loss on sale of foreclosed real estate                                                  9,362                  -
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                      (3,200)            483,594
        Accrued interest receivable                                                     (207,848)            189,895
        Other assets                                                                      103,345          (176,744)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                           65,613           (41,666)
        Other liabilities                                                                 182,458            153,522
                                                                                          -------            -------
    Net cash provided by operating activities                                          $1,949,507         $2,205,720
                                                                                       ----------         ----------
Cash Flows from Investment Activities
  Proceeds from maturities of securities held to maturity                                $440,000         $  910,000
  Purchase of securities held to maturity                                             (5,418,023)          (321,464)
  Proceeds from maturities of securities available for sale                             3,971,521          2,574,894
  Purchase of securities available for sale                                          (18,731,163)        (5,788,583)
  Net (increase) decrease in loans made to customers                                  (3,608,060)          1,033,192
  Net purchases of premises and equipment                                               (327,185)        (1,600,324)
  Proceeds from sale of foreclosed property                                               360,108                  -
  Net expenditures on foreclosed real estate                                             (18,220)           (37,468)
                                                                                         --------           --------
    Net cash (used in) investing activities                                         ($23,331,022)       ($3,229,753)
                                                                                    -------------       ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $7,797,034         $2,008,731
  Net increase in Federal Home Loan Bank advances                                       5,000,000                  -
  Repayment of note payable                                                               (9,000)            (9,000)
  Net proceeds from issuance of common stock                                               56,954             79,968
  Net increase (decrease) in securities sold under repurchase agreements                (791,144)           (48,164)
  Dividends paid                                                                        (518,419)          (482,024)
                                                                                        ---------          ---------
    Net cash provided by financing activities                                         $11,535,425         $1,549,511
                                                                                      -----------         ----------
    Increase (decrease) in cash and cash equivalents                                 ($9,846,090)           $525,478
Cash and cash equivalents:
  Beginning                                                                            17,705,921         20,062,555
                                                                                       ----------         ----------
  Ending                                                                               $7,859,831        $20,588,033
                                                                                       ==========        ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $3,460,961         $3,504,039
                                                                                       ==========         ==========
    Income Taxes                                                                         $487,096           $549,088
                                                                                         ========           ========

                        CENTRAL VIRGINIA BANKSHARES, INC.


                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996
                                   (Unaudited)


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

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $464,661 in the third quarter of 1997, an increase of 11.5% from the third quarter of 1996. The earnings for the third quarter of 1997 were positively affected by increased interest income from loans and investment securities. This increase is attributable to an increase in the volume of loans and investment securities.

         Net interest income increased by 6.7% for the third quarter of 1997 compared to the same period in 1996. This is the result of reinvesting lower-yielding federal funds into higher-yielding loans and investment securities over the past 12 months. Federal funds sold totaled $3.4 million at September 30, 1997 compared to $15.4 million at September 30, 1996. Other operating expenses increased 4.7% compared to the same period in 1996. Net income per common share for the third quarter of 1997 was $.48 compared to $.44 for the same period in 1996. The Company's annualized return on average equity was 12.70% in the third quarter of 1997, compared to 12.07% for the third quarter of 1996, while the return on average assets amounted to 1.37% and 1.33% for these periods, respectively.

         The Company's net income for the nine months ended September 30, 1997 totaled $1,315,854 an increase of 6.8% over the first nine months of 1996. This increase is also primarily the result of the increase in interest income resulting from the reinvestment of federal funds sold. Net income per common share for the first nine months of 1997 was $1.38 compared to $1.30 for the same period in 1996. The Company's annualized return on average equity was 12.11% for the nine months ended September 30, 1997, compared to 12.07% for the nine months ended September 30, 1996. The return on average assets amounted to 1.35% and 1.33% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,532,365 for the third quarter of 1997, compared to $1,435,764 for the third quarter of 1996. The increase in net interest income in 1997 was attributable primarily to the reinvestment of federal funds sold into loans and investment securities as well as an increase in the total volume of the Company's interest earning assets. Average interest earning assets were $126.4 million for the third quarter of 1997, compared to $116.4 million for the third quarter of 1996. The composition of interest earning assets changed as lower-yielding federal funds sold decreased from an average of $16.6 million for the quarter ended September 30, 1996 to an average of $5.4 million for the quarter ended September 30, 1997, while average loans outstanding increased $4.0 million, or 4.8% to an average of $86.6 million for the quarter ended September 30, 1997. Average investment securities increased 102% to $34.4 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1997, average interest earning assets rose 6.6% to $121.7 million compared to the same period in 1996.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.85% for the third quarter of 1997 compared to 4.94% in 1996. For the nine months ended September 30, 1997, the net interest margin was 4.98% compared to 4.74% for the same period of 1996.

         Non-Interest Income. In the third quarter of 1997, the Company's total non-interest income totaled $191,567, a decrease of 5.8%, or $11,744, compared to 1996. Of the various components of non-interest income, this decrease is primarily attributable to a decrease in fees received on mortgage loans originated for others. For the first nine months of 1997, non-interest income decreased by $90,738 or 13.8%, compared to

1996. This decrease is primarily related to a $25,000 gain on the sale of a security in the first quarter of 1996 in addition to a decrease in fees received on mortgage loans originated for others.

         Non-Interest Expenses. The Company's total non-interest expenses for the third quarter ended September 30, 1997 increased $47,359, or 4.7%, and for the nine month period ended September 30, 1997 increased $315,983, or 11.0%, compared to the same periods in 1996. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1997 increased $52,571 for the quarter and $203,397 for the first nine months compared to 1996. Other operating expenses for the quarter decreased $5,698, or 1.2%, primarily due to the SAIF assessment in the third quarter of 1996. For the nine months ended September 30, 1997, other operating expenses increased $74,135, or 5.5%. Occupancy expense and other operating expenses for the nine months ended September 30, 1997 were affected by expenses related to the opening of the new Operations Center in May 1996.

         Income Taxes. The Company reported income taxes of $164,247 for the third quarter and $486,100 for the first nine months of 1997, compared to $177,341 and $524,712 for the same periods in 1996, respectively. These amounts yielded effective tax rates of 26.1% for the quarter and 27.0% for the first nine months of 1997, compared to 29.9% and 31.4% for the same periods in 1996, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At September 30, 1997 loans increased $3.09 million from December 31, 1996 and $5.45 million from September 30, 1996. The loan-to-deposit ratio was 74.3% at September 30, 1997, compared to 76.8% at December 31, 1996, and 74.7% at September 30, 1996. As of September 30, 1997, real estate loans accounted for 58.1% of the loan portfolio, consumer loans were 20.9%, and commercial and industrial loans totaled 21.0%.

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

         The following table summarizes non-performing loans:

                                                             Sept. 30, 1997      Dec. 31, 1996      Sept. 30, 1996
                                                             --------------      -------------      --------------

                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                       $176                $708                $487
Loans contractually past due 90 days or more as
  to interest or principal payments (not included
  in non-accrual loans above)                                   1,094                 935                 512
Loans restructured and in compliance with
  modified terms (not included in non-accrual
  loans or loans contractually past due 90 days or
  more above)                                                      --                  --                  --
                                                               ------              ------              ------

         Total                                                 $1,270              $1,643                $999
                                                               ======              ======                ====

         Management is not aware of any other loans at September 30, 1997 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.29%, 1.42% and 1.42% at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. At September 30, 1997 the ratio of the allowance for loan losses to non-performing loans was 90.1%, compared to 73.8% at December 31, 1996 and 118.6% at September 30, 1996.

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

         The provision for loan losses totaled $43,750 for the quarter ended September 30, 1997 and $41,250 for the same period in 1996. For the nine month periods ended September 30, 1997 and 1996, the provision for loan losses totaled $126,250 and $123,750, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first nine months of 1997, total securities increased 111.3% to $37.8 million, or 27.1% of total assets at September 30, 1997. At December 31, 1996, total securities were $17.9 million, or 14.2% of total assets and at September 30, 1996, total securities were $17.5 million, or 13.9% of total assets.

         The securities portfolio consists of two components, investment securities and securities available for sale. Securities are classified as investment securities when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Investment securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at the lower of cost or market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities or securities with longer maturities and short to medium term call features.

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.32% for the third quarter and 7.23% for the first nine months of 1997, compared to 7.65% and 7.56% for the same periods in 1996. The market value of the portfolio exceeded the book value by $386,386 at September 30, 1997.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 7.1% between December 31, 1996 and September 30, 1997. The average aggregate interest rate paid on deposits was 4.07% in the third quarter of 1997 and 4.00% for the first nine months of 1997, compared to 4.06% and 4.17% for the same periods in 1996. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 1997:

                                                            Sept. 30, 1997
                                                            Time Deposits
                                                            -------------
                                                      (Dollars in Thousands)

                  Three months or less                            $ 1,228
                  Three to twelve months                            4,002
                  Over twelve months                                4,840
                                                                 --------
                           Total                                  $10,070
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of September 30, 1997, with minimum requirements, as defined by regulation, is shown below:

                                           Minimum                Actual
                                        Requirements        September 30, 1997
                                        ------------        ------------------

         Tier 1 risk-based capital             4.0%                  16.21%
         Total risk-based capital              8.0%                  17.46%
         Leverage ratio                        3.0%                  10.83%

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



                                CENTRAL VIRGINIA BANKSHARES, INC.
                                -----------------------------------------------
                                         (Registrant)


Date:  November 14, 1997         /s/ Ralph Larry Lyons
                                -----------------------------------------------
                                Ralph Larry Lyons, President and Chief Executive Officer (Chief Financial Officer)