Form 10KSB
period 1997-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 1998-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997     Commission file number:  33-9686


                        CENTRAL VIRGINIA BANKSHARES, INC.
                 (Name of small business issuer in its charter)

        Virginia                                                54-1467806
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


     2036 New Dorset Road, Post Office Box 39, Powhatan, Virginia 23139-0039
               (Address of principal executive offices) (Zip Code)

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

Yes   X    No
    -----    -----
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $11.0 million

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $30,032,549 computed by reference to the last sales price of $33.50 per share as of March 16, 1998, on The Nasdaq Stock MarketSM, as reported in published financial sources.

         At March 16, 1998, there were 953,638 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes       No  X
            -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE


Document of the Registrant                        Form 10-KSB Reference Location
--------------------------                        ------------------------------

1998 Proxy Statement                              Part III

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

         Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank's market area. At December 31, 1997, commercial business loans were $17.8 million or 19.7% of the Bank's total loan portfolio, a majority of which were secured by real estate. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers and the concentration of such loans in the Bank's portfolio. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 1997, the majority of the Bank's nonperforming loans were commercial loans.

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

Employees

         The Bank had 65 officers and full-time employees and 13 part-time employees at December 31, 1997. Employee relations have been good. The Bank sponsors a Profit Sharing/Retirement Plan for its employees.

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

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1997, the Bank had $3.18 million of retained earnings legally available for the payment of dividends.

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

         Capital Requirements. The Federal Reserve Board has published risk-based capital guidelines which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and Total Capital ratios as of December 31, 1997 were 16.1% and 17.4%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1997 was 10.6%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The Bank is subject to capital requirements adopted by the Federal Reserve Board that are the same as those that apply to the Company. At December 31, 1997 the Bank's total capital, Tier 1 capital and leverage ratios were 16.1%, 17.4% and 10.6%, respectively.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

         The main office of the Company and the Bank was built in 1978 and is a two-story building of brick construction, with approximately 8,500 square feet of floor space. It is located on Route 60 in the Village of Flat Rock in
Powhatan County. On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0 million in deposit liabilities. The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value. The branch facility is located in the Village of Flat Rock across Route 60 from the Bank's main office. This facility allows the Bank to service westbound traffic on Route 60 with its drive-in teller facility, and also houses the Bank's secondary mortgage market loan origination operation. In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993. The Bank's two other branches are located in the Village of Midlothian in Chesterfield County and in Cartersville, Cumberland County. The Midlothian branch is a one and one-half story building with approximately 3,000 square feet. The Cartersville location, which was originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. In May 1998 the Bank expects to open a 4,800 square foot branch located on U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia. This will be a full-service branch location including a drive-up ATM.

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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Common Stock

         The Company's common stock is listed on The Nasdaq Stock MarketSM under the symbol "CVBK". As of March 6, 1998, the Company had approximately 1,544 shareholders of record.

         The following table shows dividends paid and the high and low trade prices by quarter for the past two years according to the Nasdaq:

                                           1997                                              1996
                       ----------------------------------------------     -------------------------------------------
                                                        Dividends                                        Dividends
                         High Trade     Low Trade         Paid             High Trade     Low Trade        Paid
First Quarter              $21.75         $19.50          $.18                $21.25        $18.00          $.165
Second Quarter              24.50          21.25           .18                 20.75         18.25           .165
Third Quarter               28.25          22.25           .185                20.75         18.75           .18
Fourth Quarter              33.00          25.00           .19                 20.75         19.00           .18

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The Company's net income totaled $1,834,090 in 1997, an increase of 7.2% from 1996. These results reflect an increase in the net interest income. Average interest-earning assets increased 7.4% in 1997 which included a 65.3% decrease in lower-yielding federal funds sold. Average investment securities increased 83.7% in 1997 and average loans outstanding increased 5.8% in the same time period. Net income per common share was $1.93 in 1997 compared to $1.81 in 1996. The computation of earnings per share is based on weighted-average shares outstanding of 951,836 in 1997 and 946,077 in 1996.

         In 1996, the Company earned $1,710,797, a decrease of 9% over 1995. This decrease was primarily attributable to a decrease in the net interest yield for the year and an increase in other operating expenses as a result of the opening of our Corporate Center in May 1996. Earnings per share decreased $.19 from 1995 to $1.81 per share. Weighted-average shares outstanding in 1995 were 940,071.

         The Company's return on average equity was 12.6% in 1997, compared to 12.5% and 15.1% in 1996 and 1995, respectively. Return on average assets amounted to 1.38%, 1.37% and 1.65% for these same years.

         Net Interest Income. The Company's net interest income was $6,090,879 in 1997, compared to $5,498,547 and $5,443,510, for 1996 and 1995, respectively.

         The following table sets forth the Company's average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.


                                                                Years Ended December 31,
                               ----------------------------------------------------------------------------------------
                                           1997                        1996                           1995
                               ---------------------------  ----------------------------   ----------------------------
                                Average            Yield/     Average            Yield/      Average            Yield/
                                Balance   Interest  Rate      Balance  Interest   Rate       Balance  Interest   Rate
                                                           (Dollars in thousands)
Interest earning assets:
Federal funds sold                 $5,510    $315    5.72%     $15,862     $848    5.35%       $6,171     $354    5.74%
                                   ------    ----              -------     ----                ------     ----
Securities: (5)
  U.S. Treasury securities            863      54    6.26            -        -       -             -        -       -
  Obligations of other U.S.
    governmental agencies and
    corporations                   16,415   1,116    6.80        6,812      473    6.94         9,280      640    6.90
  Obligations of states and
    political subdivisions(3)      12,544     727    8.78        9,747      553    8.60         8,777      514    8.87

  Other securities                  1,012      72    7.11          227       11    4.85           227       11    4.85
                                    -----   -----                -----    -----                ------    -----
    Total securities (3)           30,834   1,969    7.42       16,786    1,037    7.88        18,284    1,165    7.82
                                   ------   -----               ------    -----                ------    -----
Loans (1)(2)(4)                    88,180   8,657    9.82       83,323    8,207    9.85        82,855    8,278    9.99
                                   ------   -----               ------    -----                ------    -----
  Total interest-earning assets  $124,524 $10,941    8.79%    $115,971  $10,092    8.70%     $107,310   $9,797    9.13%
                                 ======== =======             ========  =======              ========   ======

Interest bearing liabilities:
Deposits:
  Interest bearing demand         $21,668    $637    2.94%     $20,630     $611    2.96%      $20,600     $649    3.15%
  Savings                          13,602     441    3.24       12,189      394    3.23        11,001      355    3.23
  Other time                       62,634   3,568    5.70       61,985    3,544    5.72        57,085    3,306    5.79
                                   ------   -----               ------    -----                ------    -----
    Total deposits                 97,904   4,646    4.75       94,804    4,549    4.80        88,686    4,310    4.86
Securities sold under
  repurchase agreements             1,101      55    5.00          815       39    4.79           571       30    5.25
FHLB advance                        2,480     145    5.85            -        -    -                -        -    -
Short-term borrowings                   -       -    -               -        -    -              135        8    5.93
Long-term debt                         47       4    8.51           56        5    8.93            65        5    7.69
                                    -----   -----               ------    -----                ------   ------
  Total interest-bearing
    liabilities                  $101,532  $4,850    4.78%     $95,675   $4,593    4.80%      $89,457   $4,353    4.87%
                                 ========  ======              =======   ======               =======   ======
Net interest margin                        $6,091    4.01%               $5,499    3.90%                $5,444    4.26%
                                           ======                        ======                         ======
Net interest yield                                   5.19%                         4.99%                          5.32%

--------------------
(1)    Installment loans are stated net of unearned income.
(2)    Average loan balances include non-accrual loans.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(4) Interest income on loans includes loan fees of $429,851 in 1997, $425,320 in 1996 and $406,251 in 1995.
(5)    Includes investment securities and securities available for sale.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.01% in 1997, compared to 3.90% during 1996 and 4.26% in 1995. The net interest margin increased in 1997 primarily due to the decrease in the average balance of lower-yielding federal funds sold and the reinvestment of these funds into loans and investment securities. In 1996, the net interest margin decreased as the yield on average interest-earning assets decreased from 9.13% in 1995 to 8.70% in 1996 despite an 8.1% increase in the volume of interest-earning assets.

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


                                                        1997 Compared to 1996              1996 Compared to 1995
                                                   ---------------------------------    -----------------------------
                                                     Volume       Rate       Net         Volume     Rate      Net
                                                                        (Dollars in Thousands)
Interest Income:
Federal funds sold                                   $(553)         $20    $(533)         $556     $(62)      $494
Securities: (1)
U. S. Treasury securities                                54           0        54            -         -         -
Obligations of other U.S. government agencies
  and corporations                                      666        (23)       643        (170)         3     (167)
Obligations of states and political subdivisions        159          15       174           57      (18)        39
Other                                                    38          23        61            -         -        -
                                                         --          --        --         ----       ---      ---
  Total securities                                      917          15       932        (113)      (15)     (128)
                                                        ---          --       ---        -----      ----     -----
Loans                                                   477        (27)       450           47     (118)      (71)
                                                        ---        ----       ---           --     -----      ----
  Total interest income                                $841          $8      $849         $490    $(195)      $295
                                                       ====          ==      ====         ====    ======      ====
Interest Bearing Liabilities:
Deposits:
  Interest bearing demand                               $31        $(5)       $26           $1     $(39)     $(38)
  Savings                                                46           1        47           39         0        39
  Other time                                             36        (12)        24          283      (45)       238
                                                         --        ----        --          ---      ----       ---
  Total deposits                                        113        (16)        97          323      (84)       239
Securities sold under repurchase agreements              14           2        16           13       (4)         9
FHLB advances                                           145           0       145            -         -         -
Short-term borrowing                                      -           -         -          (8)         0       (8)
Long-term debt                                          (1)           0       (1)          (1)         1         0
                                                        ---         ---       ---          ---       ---       ---
  Total interest expense                               $271       $(14)      $257         $327     $(87)      $240
                                                       ====       =====      ====         ====     =====      ====
Increase(decrease) in net interest income              $570         $22      $592         $163    $(108)       $55
                                                       ====         ===      ====         ====    ======       ===

--------------------

(1)    Includes securities available for sale and securities held to maturity.

         Non-Interest Income. In 1997 the Company's total non-interest income decreased 11.3% due to a decrease in the amount of fees collected on checking accounts for overdrafts as well as a decrease in the gains on sales of loans originated for others. In 1996 non-interest income increased 12.6% without the effect of a $25,000 gain on sale of a security available for sale and 16.2% given the effect of the security gain. Fees collected on checking accounts for overdrafts was the primary cause of this increase.

         Non-Interest Expenses. In 1997 the Company's total non-interest expenses increased $361,892 or 9.5%, compared to 1996. Included in this increase is a 9.8% increase in salaries and benefits, as well as a 13.7% increase in occupancy expenses and a 12.7% increase in equipment and office supplies expenses, both attributable to the first full year of operation of the Corporate Center office.

         In 1996 the Company's total non-interest expenses increased $456,048 or 13.6%, compared to 1995. Expenses related to employee salaries and increased 9.9% reflecting normal salary increases as well as a small increase in the number of personnel. Occupancy and equipment expenses increased 31.2% in 1996 primarily due to the opening of the $1.05 million Corporate Center in May 1996.

         Income Taxes. The Company reported income taxes of $659,239 for 1997, compared to $684,917 in 1996, and $796,166 in 1995. These amounts yielded effective tax rates of 26.4%, 28.6% and 29.7%, respectively.

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

         Loans increased $4.5 million or 5.3% from year-end 1996 to year-end 1997, compared to an increase of $1.3 million or 1.5% from year-end 1995 to year-end 1996. The loan to deposit ratio was 72.6% at December 31, 1997, compared to 76.8% at December 31, 1996 and 77.1% at December 31, 1995.

         The following table summarizes the Company's loan portfolio, net of unearned income:

                                                                At December 31
                                                -----------------------------------------------
                                                     1997           1996            1995
                                                            (Dollars in Thousands)
        Real Estate:
          Mortgage                                  $42,158        $37,884          $35,979
          Home equity                                 5,769          6,315            6,477
          Construction                                8,472         10,078            9,768
                                                      -----         ------            -----
        Total Real Estate                           $56,399        $54,237          $52,224
        Commercial                                   17,816         15,314           15,914
        Installment                                  16,134         16,400           16,592
                                                     ------         ------           ------
                                                    $90,349        $85,951          $84,730
        Less unearned discount                        (341)          (401)            (528)
                                                      -----          -----            -----
                                                     90,008         85,550           84,202
        Allowance for loan losses                   (1,176)        (1,212)          (1,127)
                                                    -------        -------          -------
        Loans, net                                  $88,832        $84,338          $83,075
                                                    =======        =======          =======

         As shown in the above table, the total amount of outstanding real estate loans increased by $2.2 million in 1997 and increased by $2.0 million in 1996. During 1997, the amount of outstanding installment loans to individuals decreased by $266,000, compared to a decrease of $192,000 in 1996 compared to 1995. Commercial, financial and agricultural loans increased by $2.5 million in 1997 and decreased by $600,000 in 1996.

         At December 31, 1997, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

         The following table shows the maturity of loans outstanding as of December 31, 1997. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

                                                                       Maturing
                                               ---------------------------------------------------------
                                                               After One
                                                 Within One    but Within    After Five
                                                    Year       Five Years      Years          Total
                                                                (Dollars in Thousands)
            Real estate mortgage                  $11,181       $29,448        $1,529        $42,158
            Installment                             5,263         9,965           906         16,134
            Other (1)                              30,724         1,301            32         32,057
                                                   ------         -----          ----         ------
                                                  $47,168       $40,714        $2,467        $90,349
                                                  =======       =======        ======        =======
            Loans maturing with:
              Fixed interest rates                                                           $22,298
              Variable interest rates                                                         68,051
                                                                                             $90,349
                                                                                             =======

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

         Non-performing loans totaled $734,000 at December 31, 1997, compared to $1,643,000 at December 31, 1996 and $1,126,000 at December 31, 1995. The
decrease in non-performing loans reflects a decrease in loans accounted for on a non-accrual basis.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $313,000 at December 31, 1997, compared to $372,546 and $284,466 at December 31, 1996 and 1995, respectively. All foreclosed property held at December 31, 1997 was in the Company's primary service area and consisted of former day care center, ten building lots and a five-acre parcel of improved land. The Bank has not incurred significant current period expenses related to carrying OREO on its books. The Bank's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

         Management does not believe that the level of non-performing loans in 1997 reflects any systematic problem in the Company's loan portfolio. At December 31, 1997, non-accrual loans totaled $38,000 compared to $708,000 at December 31, 1996 and $648,000 at December 31, 1995. Management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans were on a non-accrual status at December 31, 1997.

         The following table summarizes non-performing loans:

                                                                                          At December 31
                                                                              ---------------------------------------
                                                                                 1997          1996         1995
                                                                                 ----          ----         ----
                                                                                      (Dollars in Thousands)
Loans accounted for on a non-accrual basis                                       $38          $708         $648
Loans contractually past due 90 days or more as to interest or principal
  payments (not included in non-accrual loans above)                             696           935          478
Loans restructured and in compliance with modified terms (not included in
  non-accrual loans or loans contractually past due 90 days or more above)         -             -            -
                                                                                ----         -----         ------
    Total                                                                       $734        $1,643       $1,126
                                                                                ====        ======       ======

         Since 1992, loans 90 days or more past due were placed on non-accrual status unless well secured and in the process of collection. In 1997, $10,895 of interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 1996 and 1995, $3,502 and $269 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it is generally well acquainted with its principal borrowers and has been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year exceeds net charge-offs. However, with the continued growth of the Company, the decision was made in 1992 that a loan not well secured and in the process of collection should be placed on a non-accrual status when it is 90 days or more delinquent, rather than after 180 days, as had been the practice before 1992.

         The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

                                                                                    For the Year Ended December 31
                                                                                  -----------------------------------
                                                                                     1997        1996        1995
                                                                                     ----        ----        ----
                                                                                        (Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been
  current and in accordance with their original terms                                  $4         $56         $63
Interest income included in income on the loans                                         -           -           -

         Management is not aware of any other loans at December 31, 1997 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses are made monthly. Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a higher level of reserves than the Company has maintained in the past. The ratio of the allowance for loan losses to total loans was 1.31% at December 31, 1997, compared to 1.42% at December 31, 1996 and 1.34% at December 31, 1995. At December 31, 1997 the ratio of the allowance for loan losses to non-performing loans was 160.2%, compared to 73.8% and 100.08% at December 31, 1996 and 1995, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to cover any future write-down that may be required on these loans.

         The following table summarizes changes in the allowance for loan losses:

                                                                                        Year Ended December 31
                                                                               -----------------------------------------
                                                                                   1997          1996          1995
                                                                                   ----          ----          ----
                                                                                     (Dollars in Thousands)
Balance at beginning of period                                                    $1,212        $1,127        $1,066
                                                                                  ------        ------        ------
Charge-offs:
  Commercial, financial and agricultural                                              74             8             -
  Real estate mortgage                                                                60            30            53
  Installment loans to individuals                                                   134            64           100
                                                                                     ---            --           ---
    Total                                                                           $268          $102          $153
                                                                                    ----          ----          ----
Recoveries on previous loan losses:
  Commercial, financial and agricultural                                         $     -       $     -           $21
  Installment loans to individuals                                                    32            22            28
                                                                                      --            --            --
Total                                                                              $  32           $22           $49
                                                                                   -----           ---           ---
Net charge-offs                                                                   $(236)         $(80)        $(104)
Provision charged to operations                                                      200           165           165
                                                                                     ---           ---           ---
Balance at end of period                                                          $1,176        $1,212        $1,127
                                                                                  ======        ======        ======
Ratio of net loan losses to average net loans outstanding:
  Net charge-offs                                                                   $236           $80          $104
  Average net loans                                                               86,616        81,701        81,725
                                                                                  ------        ------        ------
                                                                                   0.27%         0.09%         0.13%
Ratio of allowance for loan losses to total loans, net of unearned income:
  Allowance for loan losses                                                       $1,176        $1,212        $1,127
  Total loans at period end                                                       90,008        85,550        84,202
                                                                                  ------        ------        ------
                                                                                   1.31%         1.42%         1.34%
Ratio of allowance for loan losses to non-performing loans:
  Allowance for loan losses                                                       $1,176        $1,212        $1,127
  Non-performing loans                                                               734         1,643         1,126
                                                                                     ---         -----         -----
                                                                                 160.22%        73.77%       100.08%

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

         The provision for loan losses totaled $200,000 for the years ended December 31, 1997, $200,000 for the years ended December 31, 1996 and 1995. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for future loan losses.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each category of loans:

                                                                    At December 31
                           -------------------------------------------------------------------------------------------------
                                       1997                              1996                              1995
                           -----------------------------     -----------------------------     -----------------------------
                                               Percent                           Percent                           Percent
                                              of Loans                          of Loans                          of Loans
                                                 in                                in                                in
                                     Percent  category                 Percent  category                 Percent  category
                                       of        to                      of        to                      of        to
                                     Allow-     Total                  Allow-     Total                  Allow-     Total
                            Amount    ance      Loans         Amount    ance      Loans         Amount    ance      Loans
                                                               (Dollars in Thousands)
Commercial                    $197      17%        20%          $212      18%        19%          $219      20%       19%
Real estate construction        94       8          9            125      10         12             99       9        12
Real estate mortgage (1)       721      61         53            660      54         47            623      55        50
Installment                    164      14         18            215      18         22            186      16        19
                               ---                               ---                               ---
                            $1,176     100%       100%        $1,212     100%       100%        $1,127     100%      100%
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

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During 1997, total securities increased to $17.9 million, or 14.2% of total assets at December 31, 1997. During 1996, total securities increased to $17.9 million, or 14.2% of assets at December 31, 1996.

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

         The following table summarizes the book value of the Company's securities held to maturity at the date indicated:

                                                                    Book Value at December 31
                                                             -----------------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
                                                                      (Dollars in Thousands)
         U. S. government agencies and corporations             $ 1,042        $     -      $     -
         Obligations of states and political subdivisions        15,817         10,208       10,009
         U. S. treasury notes                                       998              -            -
                                                                 ------         ------       ------
                                                                $17,857        $10,208      $10,009
                                                                =======        =======      =======

         The following table summarizes the book value of the Company's securities available for sale at the dates indicated.

                                                                    Book Value at December 31
                                                             -----------------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
                                                                      (Dollars in Thousands)
         U. S. government agencies and corporations            $15,230         $6,717       $1,999
         Equities                                                  712              -            -
         Mortgage-backed securities                              6,450            962        2,902
                                                                ------          -----        -----
                                                               $22,392         $7,679       $4,901
                                                               =======         ======       ======

         The book value and average yield of the Company's securities, including securities available for sale, at December 31, 1997, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Obligations of state                                    U. S. government
                                             and political              U. S. Treasury              agencies and
                                              subdivisions                securities                corporations
                                         -----------------------     ----------------------    ------------------------
                                                     Weighted                   Weighted                    Weighted
                                                      Average                    Average                     Average
                                          Amount       Yield          Amount      Yield          Amount       Yield
                                                                    (Dollars in Thousands)
Due in one year or less                     $1,767      5.21%        $      -      -           $        -     -
Due after one year through five years        3,553      6.03%               -      -                1,474     6.57%
Due after five years through ten years       5,070      5.34%           1,042      6.28%           12,660     7.03%
Due after ten years                          6,425      6.45%               -      -                7,546     7.05%
                                            ------                     ------                      ------
                                           $16,815      5.90%          $1,042      6.28%          $21,680     7.00%
                                           =======                     ======                     =======

         As shown in the table above, approximately $1,767,000 or 4.5% of the total portfolio will mature in one year or less while $5.03 million or 12.7% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 7.42% for 1997, compared to 7.88% for 1996 and 7.82% for 1995. The market value of the portfolio exceeded the book value by $610,068 at December 31, 1997.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         As shown in the following table, average total deposits grew by 4.7% in 1997 and 8.9% in 1996. The average aggregate interest rate paid on deposits was 4.03% in 1997, compared to 4.13% for 1996 and 4.26% in 1995. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of average deposits and average rates paid:

                                                            For the Year Ended December 31
                          ----------------------------------------------------------------------------------------------------
                                      1997                               1996                               1995
                          ------------------------------     ------------------------------    -------------------------------
                           Average    Interest Average        Average   Interest  Average       Average    Interest  Average
                           Balance     Paid      Rate         Balance     Paid      Rate        Balance     Paid      Rate
                                                                (Dollars in Thousands)
Non-interest bearing
  demand deposits            $17,434  $     -        -%        $15,371  $      -        -%        $12,462  $     -         -%
Interest bearing demand
  deposits                    21,668      637     2.94%         20,630       611     2.96%         20,600      649      3.15%
Savings deposits              13,602      441     3.24%         12,189       394     3.23%         11,001      355      3.23%
Time deposits                 62,634    3,568     5.70%         61,985     3,544     5.72%         57,085    3,306      5.79%
                              ------    -----                  -------     -----                   ------    -----
    Total                   $115,338   $4,646     4.03%       $110,175    $4,549     4.13%       $101,148   $4,310      4.26%
                            ========   ======                 ========    ======                 ========   ======

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1997:

                       Time Deposits > $100,000
                            (in Thousands)

              Three months or less                  $1,843
              Three to six months                    3,758
              Six to twelve months                   4,536
              Over twelve months                     1,861
                                                  --------
                                                   $11,998

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         The Bank's capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets which consist of both on and off-balance sheet risks. The Company's Tier 1 Capital ratio was 16.1% at December 31, 1997, compared to 16.4% at December 31, 1996, and 14.4% at December 31, 1995. The Total Capital ratio was 17.4% at December 31, 1997, compared to 17.7% and 15.6% at December 31, 1996 and 1995, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 1997, the Bank's Leverage ratio was 10.6% compared to 11.2% at
December 31, 1996 and 10.7% at December 31, 1995. Each of these exceed the required minimum leverage ratio of 3.00%.

         The following table shows risk based capital ratios and stockholders equity to total assets:

                                                                           December 31
                                                 ----------------------------------------------------------------
                                                   Regulatory
                                                     Minimum          1997             1996           1995
                                                     -------          ----             ----           ----
       Tier 1 risk-based capital                       4.0%           16.1%            16.4%          14.4%
       Total risk-based capital                        8.0%           17.4%            17.7%          15.6%
       Leverage ratio                                  3.0%           10.6%            11.2%          10.7%
       Stockholders' equity to total assets            N/A            10.9%            11.4%          10.8%

         The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1997, total stockholders' equity increased by $1,396,186, primarily as a result of earnings retention. Total stockholders' equity increased by $1,130,113 in 1996 also due to earnings retention. The return on average equity was 12.6% in 1997, compared 12.5% in 1996 and 15.1% in 1995. Total cash dividends were paid representing 38% of net income for 1997, compared to 38% of net income for 1996 and 31% for 1995. Book value per share was $16.61 at December 31, 1997, compared to $15.22 at December 31, 1996, and $14.11 at December 31, 1995.

         The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 1997, the Bank had $3.18 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

         Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time interval.

         At December 31, 1997, the Company had a positive gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such and effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

         The following table summarizes the contractual repayment terms or nearest repricing dates of the Company's interest earning assets and interest bearing liabilities at December 31, 1997:

                                                                   Maturing or Repricing In:
                                            -------------------------------------------------------------------------
                                               Within          4-12           1-5           Over
                                              3 Months        Months         Years         5 Years         Total
                                              --------        ------         -----         -------         -----
                                                                     (Dollars in Thousands)
Interest Earning Assets
  Federal funds sold                            $3,785      $       -       $     -        $     -         $3,785
  Securities available for sale                  4,622          5,716        10,738          1,637         22,713
  Securities held to maturity                    1,010            758         7,780          8,309         17,857
  Loans                                         31,146          1,911        49,690          7,261         90,008
                                                ------          -----        ------          -----         ------
    Total interest-earning assets              $40,563         $8,385       $68,208        $17,207       $134,363
                                               =======         ======       =======        =======       ========

Interest Bearing Liabilities
  Deposits:
    Interest bearing demand                    $20,991      $       -       $     -        $     -        $20,991
    Savings                                     13,974              -             -              -         13,974
    Time deposits, $100,000 and over             1,843          3,758         6,397              -         11,998
    Other time deposits                         10,544         26,126        19,426              -         56,096
  Securities sold under repurchase
    agreements                                   1,569              -             -              -          1,569
  FHLB advance                                       -              -         5,000              -          5,000
  Long-term debt                                     -              9            36              -             45
                                                ------         ------        ------         ------        -------
    Total interest-bearing liabilities         $48,921        $29,893       $30,859        $     -       $109,673
                                               =======        =======       =======        =======       ========
Period gap                                    $(8,358)      $(21,508)       $37,349        $17,207        $24,690
                                              ========      =========       =======        =======        =======
Cumulative gap                                $(8,358)      $(29,866)        $7,483        $24,690
                                              ========      =========        ======        =======
Ratio of cumulative gap to total earning
  assets                                      (6.22%)       (22.23%)         5.57%        18.38%

         Of the amount of loans due after 12 months, $35.3 million had floating or adjustable rates of interest and $21.7 million had fixed rates of interest.

ITEM 7.     FINANCIAL STATEMENTS

         The  following   consolidated   financial  statements  and  independent
auditors' report thereon are filed as a part of this report following Item 13:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended December 31,
           1997, 1996 and 1995
         Consolidated  Statements  of  Stockholders'  Equity for the Years Ended
           December 31, 1997, 1996 and 1995
         Consolidated  Statements of Cash Flows for the Years Ended December 31,
           1997, 1996 and 1995
         Notes to Consolidated Financial Statements

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

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSON;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information set forth under the caption "ELECTION OF DIRECTORS; SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" on pages 2 through 6 of the definitive 1998 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 30, 1997 (the "1998 Proxy Statement") is hereby incorporated by reference.

ITEM 10.    EXECUTIVE COMPENSATION

         Information set forth under the heading "Remuneration" on pages 6 through 7 of the 1998 Proxy Statement is hereby incorporated by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the heading "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" on pages 4 and 5, respectively, of the 1998 Proxy Statement, is hereby incorporated by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Certain Transactions" on page 7 of the 1998 Proxy Statement is hereby incorporated by reference.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

         With the exception of the information herein expressly incorporated by reference, the 1998 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1997

                                 C O N T E N T S



--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                F-1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                        F-2 - F-3

    Consolidated statements of income                                  F-4 - F-5

    Consolidated statements of stockholders' equity                          F-6

    Consolidated statements of cash flows                              F-7 - F-8

    Notes to consolidated financial statements                        F-9 - F-25
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ Mitchell, Wiggins & Company, LLP

Richmond, Virginia
January 16, 1998

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

ASSETS                                                1997               1996
-------------------------------------------------------------------------------------
Cash and due from banks                               $ 5,239,415        $ 5,418,921






Federal funds sold                                      3,785,000         12,287,000
                                                  -----------------------------------
           Total cash and cash equivalents              9,024,415         17,705,921

Securities available for sale                          22,713,173          7,685,684


Securities held to maturity                            17,857,400         10,207,765


Mortgage loans held for sale                              331,350            201,798


Loans, net                                             88,832,228         84,337,859


Bank premises and equipment, net                        3,540,305          3,560,609


Accrued interest receivable                             1,318,880            803,191


Other assets                                            1,601,073          1,812,689
                                                  -----------------------------------
                                                    $ 145,218,824      $ 126,315,516
                                                  -----------------------------------


See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                      1997               1996
-----------------------------------------------------------------------------------------
Liabilities
    Deposits:
        Demand deposits                                  $ 19,614,855       $ 15,703,040
        Interest bearing demand deposits
           and NOW accounts                                20,991,218         20,936,589
        Savings deposits                                   13,973,955         13,065,401
        Time deposits, $100,000 and over                   11,997,704         10,210,956
        Other time deposits                                56,095,809         49,964,954
                                                       ----------------------------------
                                                          122,673,541        109,880,940
    Securities sold under repurchase agreements             1,193,887          1,534,479
    FHLB advance                                            5,000,000                  -
    Note payable                                               45,000             54,000
    Accrued interest payable                                  327,763            232,946
    Other liabilities                                         138,840            169,544
                                                       ----------------------------------
                                                          129,379,031        111,871,909
                                                       ----------------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
    Common stock, $2.50 par value;
        3,000,000 shares authorized; 953,638
        and 949,140 shares issued and out-
        standing in 1997 and 1996, respectively             2,384,095          2,372,850
    Surplus                                                 4,136,728          4,091,019
    Retained earnings                                       9,109,861          7,975,381
    Net unrealized  gain on securities
        available for sale, net of tax                        209,109              4,357
                                                       ----------------------------------
                                                           15,839,793         14,443,607
                                                       ----------------------------------

                                                        $ 145,218,824      $ 126,315,516
                                                       ----------------------------------



CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996, and 1995

                                                                     1997             1996             1995
-------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                                      $ 8,656,580      $ 8,206,531       $ 8,277,868
    Interest on securities:
        U. S. government agencies and corporations                    1,115,884          473,056           639,748
        U. S. Treasury notes                                             54,349                -                 -
        States and political subdivisions                               726,564          553,370           514,364
        Other                                                            72,207           10,916            10,888
    Interest on federal funds sold                                      314,940          847,727           353,977
                                                               ----------------------------------------------------
                                                                     10,940,524       10,091,600         9,796,845
                                                               ----------------------------------------------------

Interest expense:
    Interest on deposits                                              4,646,081        4,549,567         4,309,812
    Interest on securities sold under
        repurchase agreements                                            55,159           38,986            30,207
    Interest, FHLB advance                                              144,625                -                 -
    Interest, other                                                           -                -             8,096
    Interest on note payable                                              3,780            4,500             5,220
                                                               ----------------------------------------------------
                                                                      4,849,645        4,593,053         4,353,335
                                                               ----------------------------------------------------
           Net interest income                                        6,090,879        5,498,547         5,443,510

Provision for loan losses                                               200,000          165,000           165,000
                                                               ----------------------------------------------------
           Net interest income after
              provision for loan losses                               5,890,879        5,333,547         5,278,510
                                                               ----------------------------------------------------

Other income:
    Service charges                                                     581,896          598,981           552,278
    Realized gain on sales of securities
        available for sale                                               16,353           25,000                 -
    Other                                                               167,334          239,427           190,731
                                                               ----------------------------------------------------
                                                                        765,583          863,408           743,009
                                                               ----------------------------------------------------
Other expenses:
    Salaries and wages                                                1,572,054        1,434,644         1,309,833
    Pensions and other employee benefits                                427,134          386,712           347,066
    Occupancy expense                                                   249,622          219,579           158,455
    Equipment depreciation                                              319,210          258,635           190,707
    Equipment repairs and maintenance                                   170,000          165,222           141,002



                                   (Continued)


CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED  STATEMENTS OF INCOME  (Continued)
Years Ended  December 31, 1997, 1996, and 1995


                                                                         1997           1996            1995
-------------------------------------------------------------------------------------------------------------------
    Advertising and public relations                                       175,359         140,841         127,305
    Federal insurance premiums                                              12,375          69,869         118,177
    Office supplies, telephone, and postage                                338,354         310,174         252,244
    Taxes and licenses                                                     130,186         119,408         103,652
    Other operating expenses                                               768,839         696,157         596,752
                                                                    -----------------------------------------------
                                                                         4,163,133       3,801,241       3,345,193
                                                                    -----------------------------------------------
          Income before income taxes                                     2,493,329       2,395,714       2,676,326

Income taxes                                                               659,239         684,917         796,166
                                                                    -----------------------------------------------

          Net income                                                   $ 1,834,090     $ 1,710,797     $ 1,880,160
                                                                    -----------------------------------------------

Net income per share of common stock                                        $ 1.93          $ 1.81          $ 2.00
                                                                    -----------------------------------------------

Average shares outstanding                                                 951,836         946,077         940,071
                                                                    -----------------------------------------------


See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996, and 1995

                                                                                                   Net Unrealized
                                                                                                   Gain (Loss) On
                                                                                                     Securities
                                                          Common                      Retained      Available for
                                                           Stock        Surplus       Earnings    Sale, Net of Tax       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                 $ 2,344,725   $ 3,930,215   $ 5,629,290         $ (190,459)   $ 11,713,771
    Issuance of common stock:
       2,699 shares pursuant to exercise
          of stock options                                     6,747        17,543             -                  -          24,290
       60 shares in employee bonuses                             150           870             -                  -           1,020
       3,084 shares pursuant to dividend
          reinvestment plan                                    7,710        48,175             -                  -          55,885
    Net income                                                     -             -     1,880,160                  -       1,880,160
    Cash dividends declared, $.63 per share                        -             -      (592,239)                 -        (592,239)
    Unrealized gain on securities available
       for sale, net of tax                                        -             -             -            230,607         230,607
                                                        ----------------------------------------------------------------------------
Balance, December 31, 1995                                 2,359,332     3,996,803     6,917,211             40,148      13,313,494
    Issuance of common stock:
       9 shares in employee bonuses                               23           153             -                  -             176
       5,398 shares pursuant to dividend
          reinvestment plan                                   13,495        94,063             -                  -         107,558
    Net income                                                     -             -     1,710,797                  -       1,710,797
    Cash dividends declared, $.69 per share                        -             -      (652,627)                 -        (652,627)
    Unrealized loss on securities available
       for sale, net of tax                                        -             -             -            (35,791)        (35,791)
                                                        ----------------------------------------------------------------------------
Balance, December 31, 1996                                 2,372,850     4,091,019     7,975,381              4,357      14,443,607
    Issuance of common stock:
       3,111 shares pursuant to exercise
          of stock options                                     7,778        20,221             -                  -          27,999
       5 shares in employee bonuses                               12            92             -                  -             104
       1,382 shares pursuant to dividend
          reinvestment plan                                    3,455        25,396             -                  -          28,851
    Net income                                                     -             -     1,834,090                  -       1,834,090
    Cash dividends declared, $.735 per share                       -             -      (699,610)                 -        (699,610)
    Unrealized gain on securities available
       for sale, net of tax                                        -             -             -            204,752         204,752
                                                        ----------------------------------------------------------------------------
 Balance, December 31, 1997                              $ 2,384,095   $ 4,136,728   $ 9,109,861          $ 209,109    $ 15,839,793
                                                        ----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996, and 1995

                                                                        1997           1996             1995
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income                                                        $ 1,834,090     $ 1,710,797      $ 1,880,160
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation                                                       400,281         330,092          242,581
       Amortization                                                         2,766          16,600           16,600
       Deferred income taxes                                               50,496         (28,623)           3,437
       Provision for loan losses                                          200,000         165,000          165,000
       Amortization and accretion on securities                            71,930          (2,093)         (31,645)
       Realized gain on sales of securities
          available for sale                                              (16,353)        (25,000)               -
       Gain on sale of equipment                                           (7,430)              -                -
       Loss on sale of foreclosed  real estate                              9,362          16,211            9,041
       Changes in operating assets and liabilities:
          (Increase) decrease in:
            Mortgage loans held for sale                                 (129,552)        666,796         (769,000)
            Accrued interest receivable                                  (515,689)        (15,647)         (14,860)
            Other assets                                                  (33,737)       (592,763)          22,540
          Increase (decrease) in:
            Accrued interest payable                                       94,817         (30,474)          84,941
            Other liabilities                                             (30,704)         56,419         (107,836)
                                                                   ------------------------------------------------
          Net cash provided by
            operating activities                                        1,930,277       2,267,315        1,500,959
                                                                   ------------------------------------------------

Cash Flows From Investing Activities
    Proceeds from maturities of
       securities held to maturity                                        440,000         910,000          475,000
    Purchase of securities held to maturity                            (8,087,324)     (1,104,736)      (2,240,000)
    Proceeds from sales and maturities of
       securities available for sale                                    7,180,442       3,031,996        6,708,356
    Purchase of securities available for sale                         (21,951,343)     (5,787,595)        (965,859)
    Net increase in loans made to customers                            (5,007,369)     (1,796,896)      (3,921,415)
    Proceeds from sale of equipment                                         7,600               -                -
    Net purchases of premises and equipment                              (336,866)     (1,771,900)        (201,553)
    Proceeds from sale of foreclosed real estate                          360,109         291,233          324,212
    Net expenditures on foreclosed real estate                                  -         (22,978)          (8,438)
    Proceeds received from cancellation
       of life insurance policies                                               -          19,564           29,120
    Increase in cash value, life insurance                                (17,385)        (12,651)         (10,729)
                                                                   ------------------------------------------------
          Net cash provided by (used in)
            investing activities                                      (27,412,136)     (6,243,963)         188,694
                                                                   ------------------------------------------------




                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 1997, 1996, and 1995

                                                                      1997              1996               1995
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
    Net increase in deposits                                       12,792,601         2,074,735         13,791,379
    Net increase (decrease) in securities sold
        under repurchase agreements                                  (340,592)           99,172            587,631
    Net proceeds from FHLB advance                                  5,000,000                 -                  -
    Repayment of note payable                                          (9,000)           (9,000)            (9,000)
    Net proceeds from issuance
        of common stock                                                56,954           107,734             81,195
    Dividends paid                                                   (699,610)         (652,627)          (592,239)
                                                             ------------------------------------------------------
           Net cash provided by financing
              activities                                           16,800,353         1,620,014         13,858,966
                                                             ------------------------------------------------------

           Increase (decrease) in cash
              and cash equivalents                                 (8,681,506)       (2,356,634)        15,548,619

Cash and cash equivalents, beginning                               17,705,921        20,062,555          4,513,936
                                                             ------------------------------------------------------

Cash and cash equivalents, ending                                 $ 9,024,415      $ 17,705,921       $ 20,062,555
                                                             ------------------------------------------------------

Supplemental Disclosures Of
    Cash Flow Information
        Interest paid                                             $ 4,754,828       $ 4,623,527        $ 4,268,394

        Income taxes paid                                             664,064           692,356            813,748

Supplemental Schedule Of Noncash
    Investing Activities
        Other real estate, equipment
           and investments acquired
           in settlement of loans                                     313,000           369,189            247,810



See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

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

Central Virginia Bank's subsidiary, CVB Title Services, Inc., is a corporation organized under the laws of the Commonwealth of Virginia. The Corporation's primary purpose is to own a partnership interest in a title insurance company.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Securities: Securities are classified as held to maturity when management has the intent and the Bank has the ability at the time of purchase to hold them until maturity or on a long-term basis. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Gains and losses on the sale of such securities are determined by the specific identification method.

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 1997, 1996, and 1995.

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market value determined on an aggregate basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for possible loan losses.

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

Effective January 1, 1995, the Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement as amended by FASB Statement No. 118, establishes accounting and reporting standards for impaired loans. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement also may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Bank does not aggregate loans for risk classification. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

The basic policy of the Bank is to charge off loans when the loss can be readily determined. Changes in the allowance for loan losses relating to impaired loans are charged or credited to the provision for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment.

When a loan is classified as nonaccrual, all interest receivable on that particular loan is charged back to income at that time. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. On charged-off loans, cash receipts in excess of the amount charged to the allowance for loan losses are recognized as income on the cash basis.

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                    Years
                                    -----
Buildings and improvements          5-39
Furniture and equipment             3-10

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

Earnings per share: Earnings per share are based on the weighted average number of shares outstanding. The stock options mentioned in Note 13 have not been included in the computation because they would not have a materially dilutive effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Restrictions on Cash and Cash Equivalents

The Bank is required to maintain average reserve and clearing balances in cash with the Federal Reserve Bank. The total of these balances, after receiving credit for vault cash on hand, was approximately $50,000 at December 31, 1997 and 1996.

Note 3.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:


                                                            December 31, 1997
                                     -----------------------------------------------------------------
                                                           Gross          Gross        Approximate
                                         Amortized       Unrealized    Unrealized         Market
                                            Cost           Gains         Losses           Value
                                     -----------------------------------------------------------------
U. S. government agencies
    and corporations                      $ 15,229,999     $ 171,918       $  7,644      $ 15,394,273
Equities                                       712,125        80,750              -           792,875
Mortgage-backed securities                   6,449,972        92,419         16,366         6,526,025
                                     -----------------------------------------------------------------
                                          $ 22,392,096     $ 345,087       $ 24,010      $ 22,713,173
                                     -----------------------------------------------------------------


                                                            December 31, 1996
                                     -----------------------------------------------------------------
                                                           Gross          Gross        Approximate
                                         Amortized       Unrealized    Unrealized         Market
                                            Cost           Gains         Losses           Value
                                     -----------------------------------------------------------------
U. S. government agencies
    and corporations                       $ 6,717,452      $ 70,579       $ 43,574       $ 6,744,457
Mortgage-backed securities                     961,630             -         20,403           941,227
                                     -----------------------------------------------------------------
                                           $ 7,679,082      $ 70,579       $ 63,977       $ 7,685,684
                                     -----------------------------------------------------------------


The amortized cost and approximate market value of securities available for sale at December 31, 1997, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                   Approximate
                                               Amortized             Market
                                                  Cost                Value
                                           -------------------------------------
Due in one year or less                         $          -       $          -
Due after one year through five years                250,000            250,235
Due after five years through ten years             8,025,413          8,120,967
Due after ten years                                6,954,586          7,023,071
Equities                                             712,125            792,875
Mortgage-backed securities                         6,449,972          6,526,025
                                           -------------------------------------
                                                $ 22,392,096       $ 22,713,173
                                           -------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale with a carrying amount of $1,831,982 and $941,227 at December 31, 1997 and 1996, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Carrying amounts and approximate market values of securities being held to maturity are as follows:

                                                                   December 31, 1997
                                            -----------------------------------------------------------------
                                                                  Gross          Gross        Approximate
                                                Amortized      Unrealized     Unrealized         Market
                                                  Cost            Gains         Losses           Value
                                            -----------------------------------------------------------------
U. S. government agencies
    and corporations                            $  1,042,663     $  10,467       $      -      $ 1,053,130
U. S. Treasury notes                                 997,666         1,224              -          998,890
States and political subdivisions                 15,817,071       305,404         28,104       16,094,371
                                            -----------------------------------------------------------------
                                                $ 17,857,400     $ 317,095       $ 28,104      $ 18,146,391
                                            -----------------------------------------------------------------


                                                                   December 31, 1996
                                            -----------------------------------------------------------------
                                                                  Gross          Gross        Approximate
                                                Amortized      Unrealized     Unrealized         Market
                                                  Cost            Gains         Losses           Value
                                            -----------------------------------------------------------------
States and political subdivisions               $ 10,207,765     $ 211,044       $ 43,016      $ 10,375,793
                                            -----------------------------------------------------------------

The amortized cost and approximate market value of securities being held to maturity at December 31, 1997, by contractual maturity, are shown below.

                                                                  Approximate
                                                 Amortized           Market
                                                    Cost             Value
                                             -----------------------------------
Due in one year or less                            $ 1,767,538       $ 1,775,207
Due after one year through five years                3,552,552         3,660,336
Due after five years through ten years               6,303,002         6,416,696
Due after ten years                                  6,234,308         6,294,152
                                             -----------------------------------
                                                  $ 17,857,400      $ 18,146,391
                                             -----------------------------------

Securities being held to maturity with a carrying amount of $2,045,038 and $1,480,000 at December 31, 1997 and 1996, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans

Major classifications of loans are summarized as follows:

                                                     December 31,
                                         ------------------------------------
                                               1997              1996
                                         ------------------------------------
Commercial                                    $ 17,815,987      $ 15,314,303
Real estate:
    Mortgage                                    47,927,212        44,157,608
    Construction                                 8,472,139        10,078,318
Installment                                     16,134,096        16,399,849
                                         ------------------------------------
                                                90,349,434        85,950,078
Less unearned discount                            (341,364)         (400,544)
                                         ------------------------------------
                                                90,008,070        85,549,534
Allowance for loan losses                       (1,175,842)       (1,211,675)
                                         ------------------------------------
Loans, net                                    $ 88,832,228      $ 84,337,859
                                         ------------------------------------

Changes in the allowance for loan losses were as follows:

                                                       Years Ended December 31,
                                           -------------------------------------------------
                                                1997             1996            1995
                                           -------------------------------------------------
Balance, beginning of year                     $ 1,211,675      $ 1,126,872     $ 1,065,754
    Provision charged to operations                200,000          165,000         165,000
    Loans charged off                             (267,145)        (101,558)       (152,655)
    Recoveries                                      31,312           21,361          48,773
                                           -------------------------------------------------
Balance, end of year                           $ 1,175,842      $ 1,211,675     $ 1,126,872
                                           -------------------------------------------------

At December 31, 1997, the Bank had loans amounting to $37,989 that were specifically classified as impaired. The average balance of impaired loans amounted to approximately $415,471 for the year ended December 31, 1997. The allowance for loan losses related to impaired loans amounted to $20,067 at December 31, 1997. The following is a summary of cash receipts on these loans and how they were applied in 1997:

Cash receipts applied to reduce
    principal balance                         $ 243,026
Cash receipts recognized as
    interest income                              14,158
                                          --------------
Total cash receipts                           $ 257,184
                                          --------------

Nonaccruing loans (principally commercial and mortgage loans) totaled $37,989, $708,476, and $647,732 at December 31, 1997, 1996, and 1995, respectively, which had the effect of reducing net income $4,403 ($.005 per common share), $55,518 ($.06 per common share), and $62,711 ($.07 per common share) for the years then ended, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

                                                        December 31,
                                              ---------------------------------
                                                      1997             1996
                                              ---------------------------------
Land                                                $ 543,802        $ 502,859
Buildings and improvements                          2,611,016        2,577,809
Furniture and equipment                             3,115,693        2,870,470
                                              ---------------------------------
                                                    6,270,511        5,951,138
Less accumulated depreciation                       2,730,206        2,390,529
                                              ---------------------------------
                                                  $ 3,540,305      $ 3,560,609
                                              ---------------------------------

Note 6.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 1997, are as follows:

Year Ending
December 31
----------------------------------------------------
1998                                   $ 37,350,422
1999                                     11,986,573
2000                                     13,261,162
2001                                      1,726,116
2002 and later                            3,769,240
                                   -----------------
                                       $ 68,093,513
                                   -----------------

Note 7.  FHLB Advance

The advance of $5,000,000 from the Federal Home Loan Bank of Atlanta, Georgia, is secured by the mortgage loan portfolio of Central Virginia Bank. Interest is payable quarterly at a fixed rate of 5.85% per annum. The principal balance is due and payable on July 8, 2002.

Note 8.  Note Payable

The Corporation's subsidiary, Central Virginia Bank, has a note payable which is secured by a first deed of trust on the bank building in Powhatan and is due in annual principal installments of $9,000 plus interest at the rate of 8% per annum through the year 2002. At December 31, 1997 and 1996, the balance of the note was $45,000 and $54,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 1997, 1996, and 1995, are as follows:

                                     1997          1996          1995
                                 ------------------------------------------
Currently payable                    $ 608,743     $ 713,540     $ 792,729
Deferred                                50,496       (28,623)        3,437
                                 ------------------------------------------
                                     $ 659,239     $ 684,917     $ 796,166
                                 ------------------------------------------

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                                Years Ended December 31,
                                                       -------------------------------------------
                                                           1997          1996           1995
                                                       -------------------------------------------
Computed "expected" tax expense                            $ 847,732     $ 814,543      $ 909,951
Tax-exempt interest                                         (177,519)     (148,044)      (136,610)
Tax-exempt loan interest                                      (5,717)            -              -
Disallowance of interest expense
    deduction for the portion attributable
    to carrying tax-exempt obligations                        23,132        20,001         19,130
Other                                                        (28,389)       (1,583)         3,695
                                                       -------------------------------------------
                                                           $ 659,239     $ 684,917      $ 796,166
                                                       -------------------------------------------

The deferred income tax provision consists of the following items:

                                                                      Years Ended December 31,
                                                               -----------------------------------------
                                                                    1997           1996          1995
                                                               -----------------------------------------
Difference between loan loss provision charged
    to operating expense and the bad debt
    deduction taken for income tax purposes                        $ 8,123      $ (19,223)    $ (24,844)
Interest income on nonaccrual loans
    recognized for federal income tax pur-
    poses, but not recognized for financial
    statements until received                                       25,635        (10,458)        7,802
Accretion of discount recognized for
    financial statements, but not recognized
    for income tax purposes until realized                           6,717           (689)        1,060
Difference between the depreciation methods
    used for financial statements and for income
    tax purposes                                                    10,021          1,747        19,419
                                                               -----------------------------------------
                                                                  $ 50,496      $ (28,623)     $  3,437
                                                               -----------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The component of the net deferred tax asset included in other assets is as follows at December 31:

                                                      1997           1996
                                                  -----------------------------
Deferred tax assets:
    Allowance for loan losses                         $ 342,548      $ 354,732
    Less valuation allowance                           (114,171)      (118,232)
                                                  -----------------------------
                                                        228,377        236,500
    Interest income on nonaccrual loans                   3,309         28,944
                                                  -----------------------------
                                                        231,686        265,444
                                                  -----------------------------

Deferred tax liabilities:
    Property and equipment                               83,003         72,982
    Securities                                           14,217          2,245
    Unrealized gain on securities
        available for sale                              111,968          7,500
                                                  -----------------------------
                                                        209,188         82,727
                                                  -----------------------------

Net deferred tax asset                                 $ 22,498      $ 182,717
                                                  -----------------------------

Note 10.  Profit-Sharing Plan

The Bank has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the Plan. Substantially all the full-time employees are covered. Contributions to the Trust fund are determined each year by the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. The contributions for the years ended December 31, 1997, 1996, and 1995, were $133,341, $118,824, and $103,626, respectively.

Note 11.  Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 1997 and 1996, is as follows:

                                               1997             1996
                                         -----------------------------------
Commitments to extend credit                 $ 25,720,298      $ 22,664,435
Standby letters of credit                       2,725,439         3,077,256
                                         -----------------------------------
                                             $ 28,445,737      $ 25,741,691
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

Note 12. Related Party Transactions

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

Aggregate loan transactions with related parties were as follows:

                                Years Ended December 31,
                             ------------------------------
                                 1997             1996
                             ------------------------------
Balance, beginning            $ 1,485,811      $ 1,361,547
    New loans                   1,844,749        2,006,810
    Repayments                 (1,533,214)      (1,882,546)
                             ------------------------------
Balance, ending               $ 1,797,346      $ 1,485,811
                             ------------------------------

Note 13. Stock Option Plan

The Corporation has a stock option plan which authorizes the granting of stock options to key employees and directors up to a maximum of 7,500 shares of common stock. The options are exercisable at the date of grant and expire ten years thereafter. On July 14, 1987, 7,500 options were granted at an option price of $9 per share.

During the year ended December 31, 1997, options were exercised for the purchase of 3,111 shares of common stock at $9 per share. No options were exercised for the purchase of common stock during the year ended December 31, 1996. At December 31, 1997, there were no remaining unexercised options.

The Corporation did not grant any options during the years ended December 31, 1997 and 1996. Therefore, the transition provisions of FASB Statement 123 would not be applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                   To Be Well Capitalized
                                                                 For Capital       Under Prompt Corrective
                                              Actual          Adequacy Purposes      Action Provisions
                                      -------------------------------------------------------------------
                                        Amount     Ratio      Amount     Ratio      Amount     Ratio
                                      -------------------------------------------------------------------
                                                             (Dollars in Thousands)
As of December 31, 1997:
    Total Capital
        (to Risk Weighted Assets)      $ 16,172   17.45%      $ 7,413    8.00%      $ 9,266   10.00%
    Tier I Capital
        (to Risk Weighted Assets)        15,013   16.20%        3,706    4.00%        5,560    6.00%
    Tier I Capital
        (to Average Assets)              15,013   11.29%        5,320    4.00%        6,650    5.00%

As of December 31, 1996:
    Total Capital
        (to Risk Weighted Assets)      $ 15,247   17.68%      $ 6,842    8.00%      $ 8,553   10.00%
    Tier I Capital
        (to Risk Weighted Assets)        14,176   16.43%        3,421    4.00%        5,132    6.00%
    Tier I Capital
        (to Average Assets)              14,176   11.33%        5,005    4.00%        6,256    5.00%


Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $3,180,000 in 1997 without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

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

FHLB advance: The carrying amount of the FHLB advance approximates its fair value.

Note payable: The carrying amount of note payable approximates its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the carrying amounts and estimated fair values of the Bank's financial assets and liabilities at December 31, 1997 and 1996:


                                                                           December 31,
                                              -----------------------------------------------------------------------
                                                    1997                                1996
                                              -----------------------------------------------------------------------
                                                  Carrying          Estimated         Carrying         Estimated
                                                   Amount          Fair Value          Amount          Fair Value
                                              -----------------------------------------------------------------------
Financial assets:
    Cash and cash equivalents                    $  9,024,415      $  9,024,415    $ 17,705,921      $ 17,705,921
    Securities available for sale                  22,713,173        22,713,173       7,685,684         7,685,684
    Securities held to maturity                    17,857,400        18,146,391      10,207,765        10,375,793
    Mortgage loans held for sale                      331,350           331,350         201,798           201,798
    Loans, net                                     88,832,228        91,350,000      84,337,859        86,182,000
    Accrued interest receivable                     1,318,880         1,318,880         803,191           803,191

Financial liabilities:
    Demand and variable rate deposits            $ 54,580,028      $ 54,580,028    $ 49,705,030      $ 49,705,030
    Fixed-rate certificates of deposits            68,093,513        68,636,000      60,175,910        60,408,000
    Securities sold under repurchase
       agreements                                   1,193,887         1,193,887       1,534,479         1,534,479
    FHLB advance                                    5,000,000         5,000,000               -                 -
    Note payable                                       45,000            45,000          54,000            54,000
    Accrued interest payable                          327,763           327,763         232,946           232,946


At December 31, 1997 and 1996, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

                                 BALANCE SHEETS

                                                         December 31
                                              ----------------------------------
Assets                                             1997              1996
                                              ----------------------------------
    Cash                                              $ 95,325         $ 173,005
    Investment in subsidiary                        15,178,495        14,183,162
    Securities available for sale                      532,875                 -
    Other assets                                        33,098            87,440
                                              ----------------------------------
                                                  $ 15,839,793      $ 14,443,607
                                              ----------------------------------

Stockholders' Equity
    Common stock, $2.50 par value;
        3,000,000 shares authorized;
        953,638 and 949,140 shares
        issued and outstanding in 1997
        and 1996, respectively                     $ 2,384,095       $ 2,372,850
    Surplus                                          4,136,728         4,091,019
    Retained earnings                                9,109,861         7,975,381
    Net unrealized gain on
        securities available for sale,
        net of tax                                      43,893                 -
    Net unrealized gain on
        securities available for sale
        held by subsidiary, net of tax                 165,216             4,357
                                              ----------------------------------
                                                  $ 15,839,793      $ 14,443,607
                                              ----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              STATEMENTS OF INCOME
                                                                            Years Ended December 31,
                                                                -------------------------------------------------
                                                                     1997            1996             1995
                                                                -------------------------------------------------
Income:
    Management fees                                                 $   38,368      $    46,456      $    66,260
    Dividends received from subsidiary                                  999,611         652,627          592,239
    Equity in undistributed earnings of subsidiary                      834,475       1,058,170        1,287,921
    Dividend income                                                      19,520               -                -
                                                                -------------------------------------------------
                                                                      1,891,974       1,757,253        1,946,420

Expenses:
    Operating expenses                                                   57,884          46,456           66,260
                                                                -------------------------------------------------
Income before income taxes                                            1,834,090       1,710,797        1,880,160

Income taxes (benefit)                                                        -               -                -
                                                                -------------------------------------------------
Net income                                                          $ 1,834,090     $ 1,710,797      $ 1,880,160
                                                                -------------------------------------------------


                                            STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                       1997            1996            1995
                                                                 -------------------------------------------------
Cash Flows From Operating Activities
    Net income                                                        $ 1,834,090     $ 1,710,797     $ 1,880,160
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Undistributed earnings of subsidiary                             (834,475)     (1,058,170)     (1,287,921)
        Changes in operating assets and liabilities:
           (Increase) decrease in other assets                             27,486         (36,420)          3,798
                                                                 -------------------------------------------------
Net cash provided by operating activities                               1,027,101         616,207         596,037
                                                                 -------------------------------------------------

Cash Flows From Investing Activities
    Purchase of securities available for sale                            (462,125)              -               -
                                                                 -------------------------------------------------
Net cash (used in) investing activities                                  (462,125)              -               -
                                                                 -------------------------------------------------

Cash Flows From Financing Activities
    Net proceeds from issuance of common stock                             56,954         107,733          81,195
    Dividends paid                                                       (699,610)       (652,627)       (592,239)
                                                                 -------------------------------------------------
Net cash (used in) financing activities                                  (642,656)       (544,894)       (511,044)
                                                                 -------------------------------------------------

Increase (decrease) in cash                                               (77,680)         71,313          84,993
Cash, beginning                                                           173,005         101,692          16,699
                                                                 -------------------------------------------------

Cash, ending                                                             $ 95,325       $ 173,005       $ 101,692
                                                                 -------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTRAL VIRGINIA BANKSHARES, INC.



Date:  March 31, 1998                  By: /s/ Ralph Larry Lyons
                                           ----------------------
                                           Ralph Larry Lyons
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1998                  /s/ Ralph Larry Lyons
                                -----------------------------------------
                                Ralph Larry Lyons
                                President and Chief Executive Officer; Director
                                (Chief Financial Officer)

March 31, 1998                  /s/ Thomas R. Thornton, Jr.
                                -----------------------------------------
                                Thomas R. Thornton, Jr.
                                Assistant Vice President
                                (Chief Accounting Officer)

March 31, 1998                  /s/ John B. Larus
                                -----------------------------------------
                                John B. Larus
                                Chairman of the Board of Directors

March __, 1998
                                -----------------------------------------
                                Fleming V. Austin
                                Director

March __, 1998
                                -----------------------------------------
                                Charles W. Binford
                                Director

March 31, 1998                  /s/ Garland L. Blanton, Jr.
                                -----------------------------------------
                                Garland L. Blanton, Jr.
                                Director

March 31, 1998                  /s/ Charles B. Goodman
                                -----------------------------------------
                                Charles B. Goodman
                                Director

March 31, 1998                  /s/ Elwood C. May
                                -----------------------------------------
                                Elwood C. May
                                Director

March 31, 1998                  /s/ James T. Napier
                                -----------------------------------------
                                James T. Napier
                                Director

                                 EXHIBITS INDEX


Item No.      Description


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