Form 10QSB
period 1998-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 1998-05-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For Quarter Ended                             Commission File No. 33-9686
    March 31, 1998




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


As of March 31, 1998, 954,863 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  May 15, 1998

                                      INDEX



Part I.  Financial Information                                         Page No.

  Item 1          Financial Statements

         Consolidated Balance Sheet -  Three
         Months Ended March 31, 1998 and 1997..................................3

         Consolidated Statement of Income - Three
         Months Ended March 31, 1998 and 1997..................................4

         Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1998 and 1997..................................5

         Note to Consolidated Financial Statements -
         March 31, 1998 and 1997 (Unaudited)...................................6

  Item 2          Management's Discussion and Analysis
                  or Plan of Operation.........................................7


Part II.  Other Information

  Item 6          Exhibits and Reports on Form 8-K............................11

  Signatures..................................................................12

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1997
                                   (Unaudited)


                                  ASSETS                                       March 31, 1998       March 31, 1997
                                  ------                                       --------------       --------------
Cash and due from banks                                                            $4,395,602         $  4,539,930
Federal funds sold                                                                  7,958,000            7,715,000
                                                                                  -----------          -----------
      Total cash and cash equivalents                                             $12,353,602          $12,254,930
Securities available for sale                                                      23,267,101           11,588,408
Securities held to maturity (approximate market
  value 1998 $18,519,614; 1997 $11,432,814)                                        18,132,306           11,394,198
Mortgage loans held for sale                                                        1,221,054              338,300
Loans, net                                                                         89,302,104           88,117,808
Bank premises and equipment, net                                                    3,719,626            3,534,970
Accrued interest receivable                                                         1,141,122              751,955
Other assets                                                                        2,669,309            2,104,121
                                                                                -------------        -------------
      Total assets                                                               $151,806,224         $130,084,690
                                                                                 ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand deposits                                                               $18,854,183         $ 16,120,837
    Interest bearing demand deposits and NOW accounts                              24,040,025           21,800,189
    Savings deposits                                                               14,893,757           13,643,158
    Time deposits, $100,000 and over                                               13,332,699           10,614,965
    Other time deposits                                                            57,845,085           50,722,288
                                                                                 ------------         ------------
                                                                                 $128,965,749         $112,901,437
  Securities sold under repurchase agreements                                         941,213            1,851,974
  FHLB advance                                                                      5,000,000                    0
  Note payable                                                                         45,000               54,000
  Accrued interest payable                                                            343,815              241,491
  Other liabilities                                                                   353,481              403,490
                                                                                 ------------         ------------
      Total liabilities                                                          $135,649,258         $115,452,392
                                                                                 ------------         ------------

STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50; authorized
    3,000,000 shares;  issued 954,863 shares 1998; 950,527
    shares 1997                                                                    $2,387,158        $   2,376,318
  Surplus                                                                           4,173,923            4,116,507
  Retained earnings                                                                 9,371,473            8,201,504
  Unrealized gains (losses) on securities available for sale,
    net of tax                                                                        224,412              (62,031)
                                                                                 ------------        -------------
      Total stockholders' equity                                                  $16,156,966          $14,632,298
                                                                                  -----------          -----------
      Total liabilities and stockholders' equity                                 $151,806,224         $130,084,690
                                                                                 ============         ============

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31
                                                                                ------------------------------------
                                                                                        1998              1997
                                                                                        ----              ----
Interest income
  Interest and fees on loans                                                           $2,150,362        $2,121,543
  Interest on securities:
    U.S. Government agencies and corporations                                             381,280           169,553
    U.S. Treasury notes                                                                    26,525                 -
    States and political subdivisions                                                     240,610           146,230
    Other                                                                                  18,913             4,193
  Interest on federal funds sold                                                           50,561           127,486
                                                                                       ----------        ----------
      Total interest income                                                            $2,868,251        $2,569,005
                                                                                       ----------        ----------
Interest expense
  Interest on deposits                                                                 $1,261,708        $1,103,427
  Interest on securities sold under repurchase agreements                                  10,306            15,496
  Interest, FHLB advance                                                                   73,125                 0
  Interest on note payable                                                                    900             1,080
                                                                                       ----------        ----------
      Total interest expense                                                           $1,346,039        $1,120,003
                                                                                       ----------        ----------
      Net interest income                                                              $1,522,212        $1,449,002
  Provision for loan losses                                                                49,499            41,250
                                                                                       ----------        ----------
      Net interest income after provision for loan losses                              $1,472,713        $1,407,752
  Other income
    Gain on sale of securities                                                            $10,200                $0
    Service charges                                                                       138,238           146,396
    Other                                                                                  80,369            41,577
                                                                                       ----------        ----------
      Total other income                                                                 $228,807          $187,973
  Other expenses
    Salaries and wages                                                                   $465,900          $450,900
    Pensions and other employee benefits                                                   85,715            87,851
    Occupancy expense                                                                      61,745            61,947
    Equipment depreciation                                                                 83,676            80,701
    Equipment repairs and maintenance                                                      43,301            38,148
    Advertising and public relations                                                       59,766            38,611
    Federal insurance premiums                                                              4,547             (891)
    Office supplies, telephone and postage                                                 92,098            91,890
    Taxes and licenses                                                                     29,646            32,628
    Other operating expenses                                                              171,382           175,219
                                                                                       ----------        ----------
      Total other expenses                                                             $1,097,776        $1,057,004
                                                                                       ----------        ----------
  Income before income taxes                                                             $603,744          $538,721
  Income taxes                                                                            160,939           141,750
                                                                                       ----------        ----------
      Net income                                                                         $442,805          $396,971
                                                                                         ========          ========
  Per share of common stock:
    Income before income taxes                                                              $0.63             $0.57
      Net income                                                                            $0.46             $0.42
      Weighted average shares                                                             953,896           949,421
      Return on average assets                                                              1.22%             1.26%
      Return on average equity                                                             11.49%            11.00%


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997

                                                                                           1998               1997
                                                                                           ----               ----
Cash Flows for Operating Activities
  Net Income                                                                             $442,805           $396,971
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                          103,912            101,035
    Amortization                                                                                0              2,766
    Provision for loans losses                                                             49,499             41,250
    Amortization and accretion on securities                                              (12,555)           (4,213)
    Realized gain on sales of securities available for sale                               (10,200)                 -
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                     (889,704)         (136,502)
        Accrued interest receivable                                                       177,758             51,236
        Other assets                                                                   (1,068,236)         (291,432)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                           16,052              8,545
        Other liabilities                                                                 214,641            223,204
                                                                                        ---------           --------
    Net cash provided by operating activities                                           ($976,028)          $392,860
                                                                                        ---------           --------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                                $250,000         $        -
  Purchase of securities held to maturity                                                (524,835)       (1,125,000)
  Proceeds from sales and maturities of securities available for sale                   2,465,521          1,335,990
  Purchase of securities available for sale                                            (3,045,408)       (5,304,648)
  Net increase in loans made to customers                                                (455,423)       (3,870,900)
  Net purchases of premises and equipment                                                (283,241)          (75,395)
                                                                                         --------           -------
    Net cash (used in) investing activities                                           ($1,593,386)      ($9,039,953)
                                                                                      -----------       -----------
Cash Flows from Financing Activities
  Net increase in deposits                                                             $6,292,208         $3,020,497
  Net increase (decrease) in securities sold under repurchase
    agreements                                                                           (252,674)           317,495
  Net proceeds from issuance of capital stock                                              40,258             28,956
  Dividends paid                                                                         (181,191)         (170,846)
                                                                                         --------        ----------
    Net cash provided by financing activities                                          $5,898,601         $3,196,102
                                                                                       ----------         ----------
    Increase (decrease) in cash and cash equivalents                                   $3,329,187       ($5,450,991)
Cash and cash equivalents:
  Beginning                                                                             9,024,415         17,705,921
                                                                                      -----------        -----------
  Ending                                                                              $12,353,602        $12,254,930
                                                                                      ===========        ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                           $1,329,987         $1,111,458
                                                                                       ==========         ==========
    Income Taxes                                                                               $0             $7,782
                                                                                               ==             ======

                        CENTRAL VIRGINIA BANKSHARES, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997
                                   (Unaudited)


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

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $442,805 in the first quarter of 1998, an increase of 11.5% from the first quarter of 1997. The results for 1998 reflect primarily an increase in net interest income resulting from an increase in interest earning assets for the quarter. In addition, other expenses rose only by 3.9% in the current quarter compared to the same period last year. Net income per common share for the first quarter of 1998 was $.46 compared to $.42 for the same period in 1997. The Company's annualized return on average equity was 11.49% in the first quarter of 1998, compared to 11.00% for the first quarter of 1997, while the return on average assets amounted to 1.22% and 1.26% for these periods respectively.

         Net Interest Income. The Company's net interest income was $1,522,212 for the first quarter of 1998, compared to $1,449,002 for the first quarter of 1997. The increase in net interest income in 1998 was attributable primarily to an increase in average interest earning assets as well as a change in the mix of average interest earning assets. Average interest earning assets were $135.3 million for the first quarter of 1998, compared to $117.1 million for the first quarter of 1997. The largest component change was in the average balance of investment securities increased 105% from March 1997. The fully taxable annualized yield on investment securities was 6.70% at March 31, 1998 compared to 7.41% in the previous year.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.50% for the first quarter of 1998, compared to 4.95% for the first quarter of 1997.

         Non-Interest Income. For the first three months of 1998, non-interest income totaled $228,807, an increase of 21.7%, or $40,834, from the same period in 1997. Included in this increase is a $10,200 gain on sale of securities. Additionally, service charges on deposit accounts decreased slightly by $8,158. Fees received on mortgage loans originated for others increased 254% to $54,931 due to the current low interest rate environment and the re-staffing of this department in the fourth quarter of 1997.

         Non-Interest Expenses. The Company's total non-interest expenses for the first quarter of 1998 increased $40,772, or 3.9% compared to the same period in 1997. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1998 increased 3.3% compared to the same period in 1997. Advertising and public relations expenses increased 54.8% to $59,766 as the Bank began utilizing its new marketing information system as well as preparing to open its new branch in Cumberland, Virginia, in May.

         Income Taxes. The Bank reported income taxes of $160,939 for the first quarter of 1998, compared to $141,750 for the first quarter of 1997. These amounts yielded effective tax rates of 26.7% and 26.3%, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At March 31, 1998, loans increased $469,876 from December 31, 1997 and $1.2 million from March 31, 1997. The loan to deposit ratio was 69.24% at March 31, 1998, compared to 72.41% at December 31, 1997 and 78.05% at March 31, 1997.
As of March 31, 1998, real estate loans accounted for 56.1% of the loan portfolio, consumer loans were 20.0%, and commercial and industrial loans totaled 23.9% of the loan portfolio.

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

         The following table summarizes non-performing loans:

                                                                 March 31         December 31          March 31
                                                                   1998               1997               1997
                                                                   ----               ----               ----
                                                                             (Dollars in Thousands)

Loans accounted for on a non-accrual basis                           $106             $  38                $950

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)                           590               696               1,237

Loans  restructured  and in  compliance  with  modified  terms (not  included in non-accrual loans or loans contractually past
  due 90 days or more above)                                            -                 -                   -
                                                                   ------            ------              ------

        TOTAL                                                       $696               $734              $2,187
                                                                    =====              ====              ======


         Management is not aware of any other loans at March 31, 1998 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.31% at March 31, 1998; 1.31% at December 31, 1997; and 1.33% at
March 31, 1997, respectively. At March 31, 1998 the ratio of the allowance for loan losses to non-performing loans was 170.0%, compared to 160.2% at December 31, 1997 and 54.3% at March 31, 1997.

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

         The provision for loan losses totaled $49,499 for the quarter ended March 31, 1998 and $41,250 for the same period in 1997. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first quarter of 1998, total securities increased to $41.4 million or 27.3% of total assets at March 31, 1998.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 6.70% for the first quarter of 1998, compared to 7.41% for the same period in 1997. The market value of the portfolio exceeded the book value by $1,004,266 at March 31, 1998.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by $6,292,208, or 5.1% between December 31, 1997 and March 31, 1998. Deposits grew by $16,064,312, or 14.2% between March 31, 1997 and March 31, 1998. The average aggregate interest rate paid on deposits was 4.06% in the first quarter of 1998, compared to 3.96% for the same period in 1997. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 1998:

                                                              Time Deposits
                                                          (Dollars in thousands)
                      Three months or less                        $ 2,306
                      Three to twelve months                        3,354
                      Over twelve months                            7,673
                                                                  -------
                        Total                                     $13,333

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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of March 31, 1998, with minimum requirements, as defined by regulation, is shown below:

                                                  Minimum            Actual
                                               Requirements      March 31, 1998

                 Tier 1 risk-based capital           4.0%             15.80%
                 Total risk-based capital            8.0%             17.02%
                 Leverage ratio                      3.0%             10.56%


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



                              CENTRAL VIRGINIA BANKSHARES, INC.
                              -------------------------------------------------
                                        (Registrant)


Date:  May 15, 1998              /s/Ralph Larry Lyons
                              -------------------------------------------------
                              Ralph Larry Lyons, President and Chief Executive Officer (Chief Financial Officer)