Form 10QSB
period 1998-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1998-08-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



       For Quarter Ended                                 Commission File No.
         June 30, 1998                                         33-9686



                        CENTRAL VIRGINIA BANKSHARES, INC.


                 Virginia                                   54-1467806
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)



                              2036 New Dorset Road
                                  P. O. Box 39
                            Powhatan, Virginia 23139
                     (Address of Principal Executive Office)

                                 (804) 598-4216
              (Registrant's Telephone Number, Including Area Code)



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

As of August 14, 1998, 955,841 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 August 14, 1998

                                      INDEX



Part I.  Financial Information                                          Page No.

Item 1   Financial Statements

         Consolidated Balance Sheets - June 30, 1998
         and 1997..............................................................3

         Consolidated Statements of Income - Three
         Months Ended June 30, 1998 and 1997
         and Six Months Ended June 30, 1998 and 1997...........................4

         Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1998 and 1997...................................5

         Notes to Consolidated Financial Statements -
         June 30, 1998 and 1997 (Unaudited)....................................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation..................................................7-12


Part II. Other Information

Item 4   Submission of Matters to a Vote of
         Security Holders..................................................12-13

Item 6   Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997
                                   (Unaudited)

                                  ASSETS                                       June 30, 1998        June 30, 1997
                                  ------                                       -------------        -------------
Cash and due from banks                                                           $4,742,393           $9,516,989
Federal funds sold                                                                 2,673,000            3,905,000
                                                                                ------------         ------------
      Total cash and cash equivalents                                             $7,415,393          $13,421,989
Securities available for sale                                                     25,009,947           15,080,217
Securities held to maturity (approximate market
  value 1998 $21,318,779; 1997 $13,069,511)                                       20,892,558           12,834,097
Mortgage loans held for sale                                                         739,350                    0
Loans, net                                                                        94,152,981           86,390,601
Bank premises and equipment, net                                                   3,988,048            3,498,575
Accrued interest receivable                                                        1,161,136              826,360
Other assets                                                                       3,539,169            2,252,857
                                                                                ------------         ------------
      Total assets                                                              $156,898,582         $134,304,696
                                                                                ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand deposits                                                              $19,547,240          $17,212,522
    Interest bearing demand deposits and NOW accounts                             25,632,235           22,571,795
    Savings deposits                                                              15,523,187           13,506,911
    Time deposits, $100,000 and over                                              13,689,170           10,902,683
    Other time deposits                                                           59,690,716           51,614,622
                                                                                ------------         ------------
                                                                                $134,082,548         $115,808,533
  Securities sold under repurchase agreements                                        776,724            2,950,460
  FHLB advance                                                                     5,000,000                    -
  Note payable                                                                        36,000               45,000
  Accrued interest payable                                                           325,258              223,620
  Other liabilities                                                                  207,444              263,629
                                                                                ------------         ------------
      Total liabilities                                                         $140,427,974         $119,291,242
                                                                                ------------         ------------

STOCKHOLDERS' EQUITY
  Capital stock, common, par value $2.50;
    authorized 3,000,000 shares; issued 955,841 shares 1998; 950,827
    shares 1997                                                                    $2,389,603           $2,377,068
  Surplus                                                                           4,207,632            4,118,457
  Retained earnings                                                                 9,642,083            8,482,552
  Unrealized gains (losses) on securities available for sale,
    net of tax                                                                        231,290               35,377
                                                                                -------------         ------------
      Total stockholders' equity                                                  $16,470,608          $15,013,454
                                                                                -------------         ------------
      Total liabilities and stockholders' equity                                 $156,898,582         $134,304,696
                                                                                =============         ============


See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       -----------------------------   -----------------------------
                                                            1998          1997             1998           1997
                                                            ----          ----             ----           ----
Interest income
  Interest and fees on loans                             $2,242,470    $2,219,268       $4,392,832     $4,340,811
  Interest on securities:
    U.S. Government agencies and corporations               378,561       233,696          759,841        403,249
    U.S. Treasury notes                                      31,750        21,213           58,275         21,213
    States and political subdivisions                       272,114       157,474          512,724        303,704
    Other                                                    34,634        22,354           53,547         26,547
  Interest on federal funds sold                             55,128        56,359          105,689        183,845
                                                         ----------    ----------       ----------     ----------
      Total interest income                              $3,014,657    $2,710,364       $5,882,908     $5,279,369
                                                         ----------    ----------       ----------     ----------
Interest expense
  Interest on deposits                                   $1,317,159    $1,127,298       $2,578,867     $2,230,725
  Interest on securities sold under repurchase
     agreements                                              11,050        16,241           21,356         31,737
  Interest, FHLB advance                                     73,938             0          147,063              0
  Interest on note payable                                      720           900            1,620          1,980
                                                         ----------    ----------       ----------     ----------
      Total interest expense                             $1,402,867    $1,144,439       $2,748,906     $2,264,442
                                                         ----------    ----------       ----------     ----------
      Net interest income                                $1,611,790    $1,565,925       $3,134,002     $3,014,927
  Provision for loan losses                                  49,500        41,250           98,999         82,500
                                                         ----------    ----------       ----------     ----------
      Net interest income after provision for
         loan losses                                     $1,562,290    $1,524,675       $3,035,003     $2,932,427
  Other income
    Gain (loss) on sale of securities                        ($121)            $0          $10,079             $0
    Service charges                                         160,402       142,253          298,640        288,649
    Other                                                    90,675        44,297          171,044         85,874
                                                         ----------    ----------       ----------     ----------
      Total other income                                   $250,956      $186,550         $479,763       $374,523
  Other expenses
    Salaries and wages                                     $493,900      $450,800         $959,800       $901,700
    Pensions and other employee benefits                     70,224        66,355          155,939        154,206
    Occupancy expense                                        64,935        71,111          126,680        133,058
    Equipment depreciation                                   84,784        74,576          168,460        155,277
    Equipment repairs and maintenance                        41,477        33,393           84,778         71,541
    Advertising and public relations                         75,314        45,326          135,080         89,937
    Federal insurance premiums                                4,684         4,087            9,231          3,196
    Office supplies, telephone and postage                   90,662        80,297          182,760        172,187
    Taxes and licenses                                       31,248        32,288           60,894         64,916
    Other operating expenses                                223,503       218,667          394,885        393,886
                                                         ----------    ----------       ----------     ----------
      Total other expenses                               $1,180,731    $1,076,900       $2,278,507     $2,133,904
                                                         ----------    ----------       ----------     ----------
  Income before income taxes                               $632,515      $634,325       $1,236,259     $1,173,046
  Income taxes                                              180,480       180,103          341,419        321,853
                                                         ----------    ----------       ----------     ----------
      Net income                                           $452,035      $454,222         $894,840       $851,193
                                                         ==========    ==========       ==========     ==========
  Per share of common stock:
    Income before income taxes                                $0.66         $0.67            $1.30          $1.23
      Net income                                              $0.47         $0.48            $0.94          $0.90
Weighted average shares                                     955,067       950,797          954,485        950,113
Return on average assets                                      1.19%         1.42%            1.20%          1.34%
Return on average equity                                     11.51%        12.66%           11.49%         11.83%


See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997

                                                                                    1998                1997
                                                                                    ----                ----
Cash Flows for Operating Activities
  Net Income                                                                      $894,840            $851,193
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                   209,530             195,946
    Amortization                                                                         0               2,766
    Provision for loans losses                                                      98,999              82,500
    Amortization and accretion on securities                                        24,991              35,379
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                             (408,000)             201,798
        Accrued interest receivable                                                157,744            (23,169)
        Other assets                                                           (1,938,096)           (629,750)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                   (2,505)             (9,326)
        Other liabilities                                                           68,604              94,085
                                                                             -------------       -------------
    Net cash provided by operating activities                                   ($893,893)            $801,422
                                                                             -------------       -------------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                         $250,000                  $-
  Purchase of securities held to maturity                                      (3,784,351)         (2,620,098)
  Proceeds from sales and maturities of securities available for sale            5,091,290           2,236,525
  Purchase of securities available for sale                                    (6,915,490)         (9,607,958)
  Net (increase) decrease in loans made to customers                           (5,394,480)         (2,142,388)
  Net purchases of premises and equipment                                        (657,273)           (133,912)
  Proceeds from sale of foreclosed real estate                                           0             166,274
  Net expenditures on foreclosed real estate                                       (1,465)             (8,032)
    Net cash (used in) investing activities                                  ($11,411,769)       ($12,109,589)
                                                                             -------------       -------------
Cash Flows from Financing Activities
  Net increase in deposits                                                     $11,409,007          $5,927,593
  Repayment of note payable                                                        (9,000)             (9,000)
  Net proceeds from issuance of capital stock                                       76,412              31,656
  Net increase (decrease) in securities sold under repurchase
    agreements                                                                   (417,163)           1,415,981
  Dividends paid                                                                 (362,616)           (341,995)
    Net cash provided by financing activities                                  $10,696,640          $7,024,235
                                                                             -------------       -------------
    Increase (decrease) in cash and cash equivalents                          ($1,609,022)        ($4,283,932)
Cash and cash equivalents:
  Beginning                                                                      9,024,415          17,705,921
                                                                             -------------       -------------
  Ending                                                                        $7,415,393         $13,421,989
                                                                             =============       =============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                    $2,751,411          $2,273,768
                                                                             =============       =============
    Income Taxes                                                                  $293,925            $344,474
                                                                             =============       =============

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997
                                   (Unaudited)


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

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $452,035 in the second quarter of 1998, a slight decrease of .5% from the second quarter of 1997. These results reflect the costs associated with the opening of a new branch in Cumberland County in mid-June. For the quarter, total interest income rose 11.2%, while net interest income rose 8.7%. The primary source of the increases in interest income was in interest on securities which rose 64.9% compared to the same quarter in 1997. This was the result of a similar 64.4% increase in the balance of securities from June 30, 1997 to June 30, 1998. Net income per common share for the second quarter of 1998 was $.47 compared to $.48 for the same period in 1997. The Company's annualized return on average equity was 11.51% in the second quarter of 1998, compared to 12.66% for the second quarter of 1997, while the return on average assets amounted to 1.19% and 1.42% for these periods respectively.

         The Company's net income for the six months ended June 30, 1998 totaled $894,840, an increase of $43,647, or 5.1% over the first six months of 1997. The 1998 results reflect primarily a 3.9% increase in net interest income as well as a 29.1% increase in other income. Net income per common share for the first six months of 1998 was $.94 compared to $.90 for the same period in 1997. The Company's annualized return on average equity was 11.49% for the six months ended June 30, 1998, compared to 11.83% for the six months ended June 30, 1997. The return on average assets amounted to 1.20% and 1.34% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,611,790 for the second quarter of 1998, compared to $1,565,925 for the second quarter of 1997. The increase in net interest income in 1998 was attributable primarily to an increase in interest earning assets. Average interest earning assets were $140.6 million for the second quarter of 1998, compared to $118.6 million for the second quarter of 1997. Average investment securities increased $18,073,976, or 69.5%, to account for the majority of the increase. For the six months ended June 30, 1998, average interest earning assets rose 18.24% to $139.5 million compared to the same period in 1997.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income; including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.59% for the second quarter of 1998 and 4.49% for the first six months of 1998, compared to 5.28% and 5.11% for the same periods in 1997, respectively.

         Non-Interest Income. In the second quarter of 1998, the Company's total non-interest income totaled $250,956, an increase of 34.5%, or $64,406, compared to 1997. For the first six months of 1998, non-interest income increased by $105,240 or 28.1% compared to 1997. Included in the results for the first six months of 1998 was a $10,000 gain on the sale of securities. There are no such gains included in the 1997 results. Of the various components of non-interest income, the increases noted are primarily attributable to an increase in fees received on mortgage loans originated for others.

         Non-Interest Expense. The Company's total non-interest expenses for the second quarter and six months ended June 30, 1998 increased $103,831 and $144,603, respectively, compared to the same periods in 1997. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1998 increased by 9.1% for the quarter and 5.6% for the first six months compared to 1997. Expenses for advertising and public relations increased 66.1% for the quarter and 60.9% for the six months as the Company increased its efforts to attract new customers. Increases in office supplies, telephone, and postage expense, and in other operating expenses were primarily attributable to the opening of a new branch office in Cumberland County in mid-June.

         Income Taxes. The Bank reported income taxes of $180,480 for the second quarter and $341,419 for the first six months of 1998, compared to $180,103 and $321,853 for the same periods in 1997, respectively. These amounts yielded effective tax rates of 28.5% for the quarter and 27.6% for the first six months of 1998, compared to 28.4% and 27.4% for the same periods in 1997, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At June 30, 1998 loans increased $5.3 million from December 31, 1997 and $7.8 million from June 30, 1997. The loan to deposit ratio was 70.22% at June 30, 1998, compared to 72.41% at December 31, 1997, and 74.6% at June 30,
1997. As of June 30, 1998, real estate loans accounted for 56.2% of the loan portfolio, consumer loans were 20.7%, and commercial and industrial loans totaled 23.1%.

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

         The following table summarizes non-performing loans:

                                                                 June 30,          December 31,         June 30,
                                                                   1998                1997               1997
                                                                   ----                ----               ----
                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                         $146                  $38                $593
Loans contractually past due 90 days or more as to
  interest or principal payments (not included in
  non-accrual loans above)                                          446                  696                 484
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)                      --                   --                  --
                                                                   ----                 ----              ------
        Total                                                      $592                 $734              $1,077
                                                                   ====                 ====              ======

         Management is not aware of any other loans at June 30, 1998 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.32%, 1.31% and 1.37% at June 30, 1998, December 31, 1997 and June 30, 1997, respectively. At June 30, 1998 the ratio of the allowance for loan losses to non-performing loans was 207.9%, compared to 160.2% at December 31, 1997 and 110.0% at June 30, 1997.

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

         The provision for loan losses totaled $49,500 for the quarter ended June 30, 1998 and $41,250 for the quarter ended June 30, 1997. For the six month periods ended June 30, 1998 and 1997, the provision for loan losses was $98,999 and $82,500, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first six months of 1998, total securities increased 13.1% to $45.9 million or 29.3% of total assets at June 30, 1998. At December 31, 1997, total securities were $40.6 million, or 27.9% of total assets and at June 30, 1997, total securities were $27.9 million, or 20.8% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.07% for the second quarter of 1998 and 6.84% for the first six months of 1998, compared to 7.92% and 7.00% for the same periods in 1997. The market value of the portfolio exceeded the book value by $302,413 at June 30, 1998.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 9.3% between December 31, 1997 and June 30, 1998. The average aggregate interest rate paid on deposits was 4.04% in the second quarter of 1998 and 3.99% for the first six months of 1998, compared to 3.98% and 3.96% for the same periods in 1997. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 1998:

                                                   June 30, 1998
                                                   Time Deposits
                                               (Dollars in Thousands)

               Three months or less                     $1,587
               Three to twelve months                    4,043
               Over twelve months                        8,059
                                                       -------
                  Total                                $13,689
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of June 30, 1998, with minimum requirements, as defined by regulation, is shown below:

                                                Minimum                Actual
                                             Requirements          June 30, 1998
                                             ------------          -------------

            Tier 1 risk-based capital            4.0%                  15.15%
            Total risk-based capital             8.0%                  16.35%
            Leverage ratio                       3.0%                  10.25%

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

      (a)    The Annual Shareholders meeting was held on April 30, 1998.

      (b)    Directors elected at the meeting for a three year term were:

             1.    Charles W. Binford
             2.    John B. Larus
             3.    James T. Napier

             Directors with continuing terms were:

             1.    Ralph Larry Lyons
             2.    Garland L. Blanton, Jr.
             3.    Fleming V. Austin
             4.    Elwood C. May
             5.    Charles B. Goodman

      (c)    Matters voted upon:

             1. Election of Charles W. Binford as a director for a three year term:

                   Votes for.....................718,833
                   Votes withheld..................4,735

             2. Election of John B. Larus as a director for a three year term:

                   Votes for.....................718,602
                   Votes withheld..................4,965

             3. Election of James T. Napier as a director for a three year term:

                   Votes for.....................714,651
                   Votes withheld..................8,917

             4.    Approve CVB's 1998 Incentive Plan

                   Votes for.....................405,208
                   Votes withheld.................21,834
                   Abstained......................18,637
                   Broker non-vote...............277,888


ITEM 6       EXHIBITS AND REPORTS ON 8-K

             (a)   Exhibits:

                   27    Financial Data Schedule (filed herewith)

             (b) Form 8-K. No reports were filed on Form 8-K in the period for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CENTRAL VIRGINIA BANKSHARES, INC.
                                          (Registrant)


Date:  August 14, 1998              /s/ Ralph Larry Lyons
                                ------------------------------------------------
                                Ralph Larry Lyons, President and Chief Executive Officer (Chief Financial Officer)