Form 10QSB
period 1998-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1998-11-17
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



        For Quarter Ended                          Commission File No.
        September 30, 1998                               33-9686



                     CENTRAL VIRGINIA BANKSHARES, INC.


                  Virginia                             54-1467806
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

As of November 16, 1998, 1,911,682 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                November 16, 1998

                                      INDEX


Part I.  Financial Information                                                                             Page No.
Item 1   Financial Statements

         Consolidated Balance Sheets - September 30, 1998
         and 1997.................................................................................................3

         Consolidated Statements of Income - Three
         Months Ended September 30, 1998 and 1997
         and Nine Months Ended September 30, 1998 and 1997........................................................4

         Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1998 and 1997.................................................................5

         Notes to Consolidated Financial Statements -
         September 30, 1998 and 1997 (Unaudited)..................................................................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation.....................................................................................7-12


Part II. Other Information

Item 6   Exhibits and Reports on Form 8-K........................................................................13

Signatures.......................................................................................................14

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997
                                   (Unaudited)

                    ASSETS                                                     Sept. 30, 1998       Sept. 30, 1997
                    ------                                                     --------------       --------------
Cash and due from banks                                                          $7,827,302           $4,447,831
Federal funds sold                                                                4,892,000            3,412,000
                                                                                  ---------            ---------
      Total cash and cash equivalents                                           $12,719,302           $7,859,831
Securities available for sale                                                    24,583,207           22,622,723
Securities held to maturity (approximate market
  value 1998 $22,247,347; 1997 $15,382,497)                                      21,586,507           15,192,950
Mortgage loans held for sale                                                      1,028,350              204,998
Loans, net                                                                      100,682,410           87,429,263
Bank premises and equipment, net                                                  4,176,728            3,591,296
Accrued interest receivable                                                       1,252,043            1,011,039
Other assets                                                                      2,428,926            1,649,798
                                                                                  ---------            ---------
      Total assets                                                             $168,457,473         $139,561,898
                                                                               ============         ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

LIABILITIES
  Deposits:
    Demand deposits                                                             $20,800,669          $17,375,584
    Interest bearing demand deposits and NOW accounts                            28,451,000           22,968,334
    Savings deposits                                                             15,593,724           13,852,111
    Time deposits, $100,000 and over                                             16,226,565           10,070,334
    Other time deposits                                                          64,781,084           53,411,611
                                                                                 ----------           ----------
                                                                               $145,853,042         $117,677,974
  Securities sold under repurchase agreements                                       147,416              743,335
  FHLB advance                                                                    5,000,000            5,000,000
  Note payable                                                                       36,000               45,000
  Accrued interest payable                                                          351,522              298,559
  Other liabilities                                                                 179,443              352,002
                                                                                    -------              -------
      Total liabilities                                                        $151,567,423         $124,116,870
                                                                               ------------         ------------

STOCKHOLDERS' EQUITY
  Capital stock, common, par value $1.25; authorized 6,000,000
    shares; issued 1,911,682 shares 1998; 1,907,276 shares 1997                  $2,389,603           $2,384,095
  Surplus                                                                         4,207,632            4,136,728
  Retained earnings                                                               9,933,016            8,773,088
  Unrealized gains on securities available for sale, net of tax                     359,799              151,117
                                                                                    -------              -------
      Total stockholders' equity                                                $16,890,050          $15,445,028
                                                                                -----------          -----------
      Total liabilities and stockholders' equity                               $168,457,473         $139,561,898
                                                                               ============         ============

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                       -----------------------------   -----------------------------
                                                            1998          1997             1998           1997
                                                            ----          ----             ----           ----
Interest income
  Interest and fees on loans                            $2,366,132    $2,147,269       $6,758,964     $6,488,080
  Interest on securities:
    U.S. Government agencies and corporations              393,623       337,730        1,153,464        740,979
    U.S. Treasury notes                                     31,611        16,534           89,886         37,747
    States and political subdivisions                      294,362       188,578          807,086        492,282
    Other                                                   29,761        20,832           83,308         47,379
  Interest on federal funds sold                            61,555        83,554          167,244        267,399
                                                            ------        ------          -------        -------
      Total interest income                             $3,177,044    $2,794,497       $9,059,952     $8,073,866
                                                        ----------    ----------       ----------     ----------
Interest expense
  Interest on deposits                                  $1,420,469    $1,178,957       $3,999,336     $3,409,682
  Interest on securities sold under repurchase
     agreements                                             10,743        12,745           32,099         44,482
  Interest, FHLB advance                                    74,750        69,530          221,813         69,530
  Interest on note payable                                     720           900            2,340          2,880
                                                               ---           ---            -----          -----
      Total interest expense                            $1,506,682    $1,262,132       $4,255,588     $3,526,574
                                                        ----------    ----------       ----------     ----------
      Net interest income                               $1,670,362    $1,532,365       $4,804,364     $4,547,292
  Provision for loan losses                                 49,500        43,750          148,499        126,250
                                                            ------        ------          -------        -------
      Net interest income after provision for
         loan losses                                    $1,620,862    $1,488,615       $4,655,865     $4,421,042
  Other income
    Gain (loss) on sale of securities                           $0            $0          $10,079             $0
    Service charges                                        183,719       146,872          482,359        435,521
    Other                                                  107,100        44,695          278,144        130,569
                                                           -------        ------          -------        -------
      Total other income                                  $290,819      $191,567         $770,582       $566,090
  Other expenses
    Salaries and wages                                    $558,400      $430,500       $1,518,200     $1,332,200
    Pensions and other employee benefits                    91,655        82,028          247,594        236,234
    Occupancy expense                                       72,524        65,052          199,204        198,110
    Equipment depreciation                                  93,416        80,311          261,876        235,588
    Equipment repairs and maintenance                       44,285        40,354          129,063        111,895
    Advertising and public relations                        61,995        36,700          197,075        120,637
    Federal insurance premiums                               4,841         4,662           14,072          7,858
    Office supplies, telephone and postage                  95,089        84,866          277,849        257,053
    Taxes and licenses                                      28,137        31,612           89,031         96,528
    Other operating expenses                               197,639       195,188          592,524        589,075
                                                           -------       -------          -------        -------
      Total other expenses                              $1,247,981    $1,051,273       $3,526,488     $3,185,178
                                                        ----------    ----------       ----------     ----------
  Income before income taxes                              $663,700      $628,909       $1,899,959     $1,801,954
  Income taxes                                             187,360       164,248          528,779        486,100
                                                           -------       -------          -------        -------
      Net income                                          $476,340      $464,661       $1,371,180     $1,315,854
                                                          ========      ========       ==========     ==========
  Per share of common stock:
    Income before income taxes                               $0.35         $0.33            $0.99          $0.95
      Net income                                             $0.25         $0.24            $0.72          $0.69
Weighted average shares                                  1,911,692     1,906,848        1,909,886      1,902,458
Return on average assets                                     1.18%         1.37%            1.20%          1.35%
Return on average equity                                    12.13%        12.70%           11.64%         12.11%

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997

                                                                                     1998                1997
                                                                                     ----                ----
Cash Flows for Operating Activities
  Net Income                                                                      $1,371,180          $1,315,854
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                     325,572             296,498
    Amortization                                                                         385               5,383
    Provision for loans losses                                                       148,499             126,250
    Amortization and accretion on securities                                          35,383              55,792
    Loss on sale of foreclosed real estate                                                 0               9,362
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                               (697,000)             (3,200)
        Accrued interest receivable                                                   66,837           (207,848)
        Other assets                                                               (827,853)             103,345
      Increase (decrease) in liabilities:
        Accrued interest payable                                                      23,759              65,613
        Other liabilities                                                             40,603             182,458
                                                                                      ------             -------
    Net cash provided by operating activities                                       $487,365          $1,949,507
                                                                                    --------          ----------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                         $1,635,000            $440,000
  Purchase of securities held to maturity                                        (5,370,328)         (5,418,023)
  Proceeds from sales and maturities of securities available for sale             10,009,308           3,971,521
  Purchase of securities available for sale                                     (11,858,548)        (18,731,163)
  Net (increase) decrease in loans made to customers                            (11,900,018)         (3,608,060)
  Net purchases of premises and equipment                                          (961,995)           (327,185)
  Proceeds from sale of foreclosed real estate                                             0             360,108
  Net expenditures on foreclosed real estate                                         (2,112)            (18,220)
                                                                                     -------            --------
    Net cash (used in) investing activities                                    ($18,448,693)       ($23,331,022)
                                                                               -------------       -------------
Cash Flows from Financing Activities
  Net increase in deposits                                                       $23,179,501          $7,797,034
  Net increase in Federal Home Loan Bank advances                                          0           5,000,000
  Repayment of note payable                                                          (9,000)             (9,000)
  Net proceeds from issuance of capital stock                                         76,412              56,954
  Net increase (decrease) in securities sold under repurchase
    agreements                                                                   (1,046,471)           (791,144)
  Dividends paid                                                                   (544,227)           (518,419)
                                                                                   ---------           ---------
    Net cash provided by financing activities                                    $21,656,215         $11,535,425
                                                                                 -----------         -----------
    Increase (decrease) in cash and cash equivalents                              $3,694,887        ($9,846,090)
Cash and cash equivalents:
  Beginning                                                                        9,024,415          17,705,921
                                                                                   ---------          ----------
  Ending                                                                         $12,719,302          $7,859,831
                                                                                 ===========          ==========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                      $4,231,829          $3,460,961
                                                                                  ==========          ==========
    Income Taxes                                                                    $486,165            $487,096
                                                                                    ========            ========

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


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

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $476,340 in the third quarter of 1998, an increase of 2.5% from the third quarter of 1997. The earnings for the third quarter of 1998 were positively affected by increased interest income from loans and investment securities. This increase is attributable to an increase in the volume of loans and investment securities.

         Net interest income increased by 8.3% for the third quarter of 1998 compared to the same period in 1997. This is the result of an increase of 18.9% in the average balance of interest-earning assets in the 1998 quarter compared to the same period in 1997. Another factor in the results for the quarter ended September 30, 1998 was an 18.7% rise in other expenses. This is mainly the result of the personnel and operating costs associated with the new Cumberland branch office opened in June 1998. Net income per common share for the third quarter of 1998 was $.25 compared to $.24 for the same period in 1997. All earnings per share figures reflect the two-for-one stock split issued in August 1998. The Company's annualized return on average equity was 12.13% in the third quarter of 1998, compared to 12.70% for the third quarter of 1997, while the return on average assets amounted to 1.18% and 1.37% for these periods respectively.

         The Company's net income for the nine months ended September 30, 1998 totaled $1,371,180, an increase of 4.2% over the first nine months of 1997. This increase is also primarily the result of the increase in interest income resulting from the 17.9% increase in volume of average interest earning assets. Net income per common share for the first nine months of 1998 was $.72 compared to $.69 for the same period in 1997. The Company's annualized return on average equity was 11.64% for the nine months ended September 30, 1998, compared to 12.11% for the nine months ended September 30, 1997. The return on average assets amounted to 1.20% and 1.35% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,670,362 for the third quarter of 1998, compared to $1,532,365 for the third quarter of 1997. The increase in net interest income in 1998 was attributable primarily to the increase in the loans and investment securities components of Company's average interest earning assets. Average interest earning assets were $150.3 million for the third quarter of 1998, compared to $126.4 million for the third quarter of 1997. Average loans outstanding increased $12.8 million, or 14.7% to an average of $99.4 million for the quarter ended September 30, 1998. Average investment securities increased 34.9% to $46.4 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1998, average interest earning assets rose 17.9% to $143.5 million compared to the same period in 1997.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.44% for the third quarter of 1998 compared to 4.85% in 1997. For the nine months ended September 30, 1998 the net interest margin was 4.47% compared to 4.98% for the same period of 1997.

         Non-Interest Income. In the third quarter of 1998, the Company's total non-interest income totaled $290,819, an increase of 51.8%, or $99,252, compared to 1997. Of the various components of non-interest income, this increase is primarily attributable to an increase in fees received on mortgage loans originated for others. For the first nine months of 1998, non-interest income increased by $204,492 or 36.1% compared to 1997. This increase is primarily related to an increase in service charges on deposit accounts, the volume of which increased in 1998 from 1997, as well as a increase in fees received on mortgage loans originated for others.

         Non-Interest Expense. The Company's total non-interest expenses for the third quarter ended September 30, 1998 increased $196,708, or 18.7% and for the nine month period ended September 30, 1998 increased $341,310, or 10.7% compared to the same periods in 1997. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1998 increased $137,527 for the quarter and $197,360 for the first nine months compared to 1997. These increases represent regular annual salary increases as well as staffing for the new branch office and increased staffing in the mortgage loan origination area. Occupancy and equipment expenses increased 13.2% for the quarter and 8.2% for the nine month period primarily due to the opening of the new Cumberland branch office in June 1998. Expenses for advertising and public relations rose 68.9% for the quarter and 63.3% for the nine months ended September 30, 1988 as the Company enhanced its efforts to attract new customers.

         Income Taxes. The Company reported income taxes of $187,360 for the third quarter and $528,779 for the first nine months of 1998, compared to $164,247 and $486,100 for the same periods in 1997, respectively. These amounts yielded effective tax rates of 28.2% for the quarter and 27.8% for the first nine months of 1998, compared to 26.1% and 27.0% for the same periods in 1997, respectively. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At September 30, 1998 loans increased $11.85 million from December 31, 1997 and $13.25 million from September 30, 1997. The loan-to-deposit ratio was 69.0% at September 30, 1998, compared to 72.4% at December 31, 1997, and 74.3% at September 30, 1997. As of September 30, 1998, real estate loans accounted for 54.7% of the loan portfolio, consumer loans were 21.9%, and commercial and industrial loans totaled 23.4%.

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

         The following table summarizes non-performing loans:

                                                                Sept. 30,          December 31,        Sept. 30,
                                                                   1998                1997               1997
                                                                   ----                ----               ----
                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                         $309                 $38               $176
Loans contractually past due 90 days or more as to
  interest or principal payments (not included in
  non-accrual loans above)                                          636                 696              1,094
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)                      --                  --                 --
                                                                   ----                ----             ------
        Total                                                      $945                $734             $1,270
                                                                   ====                ====             ======

         Management is not aware of any other loans at September 30, 1998 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.25%, 1.31% and 1.29% at September 30, 1998, December 31, 1997 and September 30, 1997, respectively. At September 30, 1998 the ratio of the allowance for loan losses to non-performing loans was 135.1%, compared to 160.2% at December 31, 1997 and 90.1% at September 30, 1997.

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

         The provision for loan losses totaled $49,500 for the quarter ended September 30, 1998 and $43,750 for the same period in 1997. For the nine month periods ended September 30, 1998 and 1997, the provision for loan losses totaled $148,499 and $126,250, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first nine months of 1997, total securities increased 13.8% to $46.2 million, or 27.4% of total assets at September 30, 1998. At December 31, 1997, total securities were $40.6 million, or 27.9% of total assets and at September 30, 1997, total securities were $37.8 million, or 27.1% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.11% for the third quarter and 7.14% for the first nine months of 1998, compared to 7.32% and 7.32% for the same periods in 1997. The market value of the portfolio exceeded the book value by $551,292 at September 30, 1998.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 18.9% between December 31, 1997 and September 30, 1998. The average aggregate interest rate paid on deposits was 4.07% in the third quarter of 1998 and 4.01% for the first nine months of 1998, compared to 4.07% and 4.00% for the same periods in 1997. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 1998:

                                               September 30, 1998
                                                 Time Deposits
                                             (Dollars in Thousands)

            Three months or less                      $1,617
            Three to twelve months                     6,591
            Over twelve months                         8,019
                                                       -----
               Total                                 $16,227
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of September 30, 1998, with minimum requirements, as defined by regulation, is shown below:

                                             Minimum                Actual
                                           Requirements       September 30, 1998
                                           ------------       ------------------

         Tier 1 risk-based capital             4.0%                 14.48%
         Total risk-based capital              8.0%                 15.65%
         Leverage ratio                        3.0%                  9.84%

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

Year 2000 Issue

         As we approach the beginning of the new millennium, there is increasing public awareness and attention being directed toward the year 2000 ("Y2K") problem. The Y2K problem stems from the inability of certain computerized systems and devices to either recognize or process data on a year date later than 1999. The Company has developed a plan to implement the necessary changes in its equipment and computer systems so that they will be fully operational before the year 2000 begins. The Company's Y2K plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The Federal Reserve Bank of Richmond periodically reviews the status of the Company's plans and progress, as outlined in the FFIEC guidelines.

         To date, the Company has primarily focused on the identification and assessment of its Y2K issues. All components of the Company's information systems have been identified and rated as to the critical degree of the component in the continuing operations of the Company in the event of failure in the year 2000. The Company relies on external sources for its computer hardware and software needs. The Company has been communicating with these third party vendors, and such vendors either are already Y2K ready or are in the process of modifying, upgrading or replacing their computer applications to ensure Y2K compliance. When third parties communicate the results of any such modification to the Company, the Company plans to perform its own tests and to make an independent assessment of any potential problems.

         Current estimates of costs to the Company relating to the Y2K issue are estimated not to exceed $250,000. The majority of these costs is for the purchase of equipment that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the related assets. Costs associated with personnel assigned to work on the Y2K project are not included in the above figure. Personnel costs are expensed as incurred and no personnel have been assigned to the Y2K project on a full-time basis.

         As required by the FFIEC guidelines, the Company has developed a contingency plan based on possible scenarios, and their likelihood of occurrence. The contingency plan addresses operational issues, including communication links, utility services, and the availability of alternative services among key vendors. At this time, the Company believes that the most likely worst case Y2K scenario would not have a material effect on the Company's results of operations, liquidity and financial condition for the year ending December 31, 2000. The Company does not foresee a material loss of revenue due to the Y2K issue. However, while the contingency plan is based on assessments of the likelihood of occurrence of possible scenarios, the Company believes that no entity can address the unlimited possible circumstances relating to Y2K issues. While unlikely, it is acknowledged that the failure of the Company to successfully implement its Y2K plan, or to adequately assess the likelihood of various events relating to the Y2K issue, could have a material adverse effect on the Company's results of operations and financial condition.

Forward-Looking Statements

         Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                     CENTRAL VIRGINIA BANKSHARES, INC.
                                             (Registrant)


Date:  November 16, 1998             /s/ Ralph Larry Lyons
                                     -------------------------------------------
                                     Ralph Larry Lyons, President and Chief
                                     Executive Officer (Chief Financial Officer)