Form 10KSB40
period 1998-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 1999-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998      Commission file number: 33-9686


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

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $1.25 par value


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $13.5 million.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $22,374,303 computed by reference to the last sales price of $12.4375 per share as of March 5, 1999, on The Nasdaq Stock MarketSM, as reported in published financial sources.

         At March 5, 1999, there were 1,914,147 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes       No  X
            -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE


Document of the Registrant                        Form 10-KSB Reference Location
--------------------------                        ------------------------------

1999 Proxy Statement                              Part III

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

         Principal  Market  Area.  The Bank's  primary  service area is Powhatan
County and extends into Chesterfield and Cumberland counties which had populations of 15,328, 209,274 and 7,825, respectively, according to the 1990 census. Both Powhatan and Chesterfield counties' populations are projected by the Virginia Department of Planning and Budget to grow faster than the State's average through the year 2000. The Bank's main office is located in the Village of Flat Rock in Powhatan County which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. The Bank's branch offices are located in the Village Marketplace Shopping Center in the Village of Midlothian and the Market Square Shopping Center in Brandermill, both in Chesterfield County, and on U.S. Route 60 near the courthouse and in Cartersville, both in Cumberland County. The Bank's present intention is to continue concentrating its activities in its current service area, which the Bank believes is an attractive area in which to operate.

         Banking Services. The principal business of the Bank is to attract deposits and to loan or invest those deposits on profitable terms. The Bank engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. The Bank offers all traditional loan and deposit banking services as well as newer services such as telephone banking and debit cards. The Bank also makes seasonal and term loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers other related services, such as travelers' checks, safe deposit boxes, deposit transfer, customer note payment, annuities, collections, notary public, escrow, drive-in facility and other customary banking services. The Bank's lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area. The Bank provides trust services to its customers through an affiliation with The Trust Company of Virginia.

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

         Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank's market area. At December 31, 1998, commercial business loans were $17.7 million or 16.1% of the Bank's total loan portfolio, a majority of which were secured by real estate. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers and the concentration of such loans in the Bank's portfolio. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 1998, the majority of the Bank's non-performing loans were commercial loans.

Competition

         The Bank encounters strong competition for its banking services within its primary service area from other community banks and larger banks in the Richmond metropolitan area. Financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally. Most of the Bank's competitors have substantially greater resources than the Bank. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

         The Bank had 75 full-time officers and employees and 17 part-time employees at December 31, 1998. Employee relations have been good. The Bank sponsors a Profit Sharing/Retirement Plan for its employees.

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

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1998, the Bank had $2.8 million of retained earnings legally available for the payment of dividends.

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

         Capital Requirements. The Federal Reserve Board has published risk-based capital guidelines which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and Total Capital ratios as of December 31, 1998 were 13.6% and 14.6%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1998 was 8.9%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The Bank is subject to capital requirements adopted by the Federal Reserve Board that are the same as those that apply to the Company. At December 31, 1998 the Bank's total capital, Tier 1 capital and leverage ratios were 14.4% 13.3% and 10.1%, respectively.

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

ITEM 2.        DESCRIPTION OF PROPERTIES

         The main office of the Company and the Bank was built in 1978 and is a two-story building of brick construction, with approximately 8,500 square feet of floor space. It is located on Route 60 in the Village of Flat Rock in
Powhatan County. On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0 million in deposit liabilities. The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value. The branch facility is located in the Village of Flat Rock across Route 60 from the Bank's main office. This facility allows the Bank to service westbound traffic on Route 60 with its drive-in teller facility, and also houses the Bank's secondary mortgage market loan origination operation. In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993. The Bank's other branches are located in the Village of Midlothian in Chesterfield County and on U.S. Route 60 near the courthouse and in Cartersville, both in Cumberland County. The Midlothian branch is a one and one-half story building with approximately 3,000 square feet. The Cartersville location, which was originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. In June 1998 the Bank opened a 4,800 square foot branch located on
U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia.

         In May 1996 the Company moved its administrative staff to a 15,000 square foot two-story Corporate Center in the Powhatan Commercial Center located off U.S. Route 60 near the main office. The

Corporate Center houses the computer operations, loan administration and bookkeeping departments all of which were formerly located in the main office.

ITEM 3.        LEGAL PROCEEDINGS

         There are no material legal proceedings pending at this time involving either the Company or the Bank as a party or affecting any property of the Company or the Bank.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         Central Virginia Bankshares, Inc.'s common stock trades on The Nasdaq Stock MarketSM under the symbol "CVBK". As of March 16, 1999, the Company had approximately 1,613 shareholders of record.

         The following table shows dividends paid and the high and low trade prices by quarter for the past two years according to the Nasdaq (figures reflect 2-for-1 stock split issued in August 1998):

                                             1998                                             1997
                         ---------------------------------------------     -------------------------------------------
                                                         Dividends                                        Dividends
                          High Trade     Low Trade         Paid             High Trade      Low Trade        Paid
First Quarter                $22.813       $14.00          $.095               $10.875        $9.75           $.09
Second Quarter                20.25         16.50           .095                12.25         10.625           .09
Third Quarter                 17.313        12.25           .095                14.125        11.125           .0925
Fourth Quarter                15.50         12.75           .10                 16.50         12.50            .095

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The Company's net income for the year ended December 31, 1998 was $1,936,367, an increase of 5.6% from 1997. This increase reflects a 6.2% increase in net interest income, which was primarily due to a 17.9% increase in average interest earning assets for the year. In addition, other income rose 51.2% primarily due to an 18.2% increase in service charges on deposit accounts as well as a 128% increase in other income. The other income increase represents a $210,213 increase in fees received on mortgage loans originated and sold in the secondary market. The 1998 figures in this area reflect a full year's results by the staff in the secondary mortgage market staff hired in October 1997. The Company did not participate in the secondary mortgage market during most of 1997. Net income per common share was $1.01 in 1998 compared to $.96 in 1997. Per share data has been adjusted to reflect a 2-for-1 stock split paid in August 1998.

         The Company's net income totaled $1,834,090 in 1997, an increase of 7.2% from 1996. These results also reflect an increase in the net interest income. Average interest-earning assets increased 7.4% in 1997, which included a 65.3% decrease in lower-yielding federal funds sold. Average investment securities increased 83.7% in 1997 and average loans outstanding increased 5.8% in the same time period. Net income per common share was $.96 in 1997 compared to $.90 in 1996.

         The Company's return on average equity was 12.2% in 1998, compared to 12.6% and 12.5% in 1997 and 1996, respectively. Return on average assets amounted to 1.23%, 1.38% and 1.37% for these same years.

         Net Interest Income. The Company's net interest income was $6,466,420 in 1998, compared to $6,090,879 and $5,498,547 for 1997 and 1996, respectively.

         The following table sets forth the Company's average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

                                                                             Years Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                         1998                          1997                        1996
                                             ---------------------------  ----------------------------- --------- --------- --------
                                              Average             Yield/    Average             Yield/   Average             Yield/
                                              Balance  Interest    Rate     Balance  Interest    Rate    Balance  Interest    Rate
                                             --------- --------- --------  --------- --------- -------- --------- --------- --------
                                                           (Dollars in thousands)
Interest earning assets:
Federal funds sold                              $3,747      $210    5.60%     $5,510      $315    5.72%   $15,862     $848     5.35%
                                                ------      ----              ------      ----            -------     ----
Securities: (5)
  U.S. Treasury securities                       2,032       122    6.00         863        54    6.26          -        -        -
  Obligations of other U.S.
    governmental agencies and
    corporations                                23,514     1,556    6.62      16,415     1,116    6.80      6,812      473     6.94
  Obligations of states and
    political subdivisions(3)                   19,101     1,168    7.81      12,544       727    8.03      9,747      553     8.60
  Other securities                               1,821       141    7.74       1,012        72    7.11        227       11     4.85
                                                 -----       ---               -----        --                ---       --
    Total securities (3)                        46,468     2,987    7.12      30,834     1,969    7.29     16,786    1,037     7.88
                                                ------     -----              ------     -----             ------    -----
Loans (1)(2)(4)                                 96,560     9,131    9.46      88,180     8,657    9.82     83,323    8,207     9.85
                                                ------     -----              ------     -----             ------    -----
  Total interest-earning assets               $146,775   $12,328    8.40%   $124,524   $10,941    8.79%  $115,971  $10,092     8.70%
                                              ========   =======            ========   =======           ========  =======
Interest bearing liabilities:
Deposits:
  Interest bearing demand                      $26,219      $754    2.88%    $21,668      $637    2.94%   $20,630     $611     2.96%
  Savings                                       15,361       497    3.24      13,602       441    3.24     12,189      394     3.23
  Other time                                    75,083     4,266    5.68      62,634     3,568    5.70     61,985    3,544     5.72
                                                ------     -----              ------     -----             ------    -----
    Total deposits                             116,663     5,517    4.73      97,904     4,646    4.75     94,804    4,549     4.80
Federal funds purchased
  and securities sold under
  repurchase agreements                            754        44    5.84       1,101        55    5.00        815       39     4.79
FHLB advance                                     5,000       297    5.94       2,480       145    5.85          -        -        -
Long-term debt                                      38         3    7.89          47         4    8.51         56        5     8.93
                                                    --         -                  --         -                 --        -
  Total interest-bearing
    liabilities                               $122,455    $5,861    4.79%   $101,532    $4,850    4.78%   $95,675   $4,593     4.80%
                                              ========    ======            ========    ======            =======   ======
Net interest margin                                       $6,467    3.61%               $6,091    4.01%             $5,499     3.90%
                                                          ======                        ======                      ======
Net interest yield                                                  4.63%                         5.12%                        4.99%

______________________

(1)  Installment loans are stated net of unearned income.
(2)  Average loan balances include non-accrual loans.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(4) Interest income on loans includes loan fees of $514,033 in 1998, $429,851 in 1997, and $425,320 in 1996.
(5)  Includes investment securities and securities available for sale.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 3.61% in 1998, compared to 4.01% during 1997 and 3.90% in 1996. The net interest margin decreased in 1998 primarily due to the general decline in interest rates charged on loans and offered on securities. The tax-equivalent yield on interest earning assets declined to 8.4% in 1998 from 8.79% in 1997. In 1997, the net interest margin increased primarily due to the decrease in the average balance of lower-yielding federal funds sold and the reinvestment of these funds into loans and securities.

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

                                                   1998 Compared to 1997                 1997 Compared to 1996
                                              Volume        Rate         Net         Volume       Rate         Net
Interest income:
Federal funds sold                            ($101)         ($4)      ($105)        ($553)         $20       ($533)
                                              ------         ----      ------        ------        ----       ------
Securities:  (1)
  U. S. Treasury securities                       73          (5)          68            54           0           54
  Obligations of other U. S.
    government agencies and
    corporations                                 483         (42)         440           666        (23)          643
  Obligations of states and
    political subdivisions                       505         (64)         441           159          15          174
  Other                                           58           11          69            38          23           61
                                                 ---          ---         ---           ---         ---           --
    Total  securities                          1,118        (100)       1,018           917          15          932
                                              ------        -----       -----          ----         ---          ---

Loans                                            823        (349)         474           477        (27)          450
                                                ----        -----         ---          ----        ----          ---
    Total interest income                     $1,840       ($453)      $1,387          $841          $8         $849
                                              ======       ======      ======         =====         ===         ====

Interest expense:
Deposits:
  Interest bearing demand                       $134        ($17)        $117           $31        ($5)          $26
  Savings                                         56            0          56            46           1           47
  Other time                                     711         (13)         698            36        (12)           24
                                                ----         ----         ---           ---        ----           --
    Total deposits                               901         (30)         871           113        (16)           97
Federal funds purchased and securities
   sold under repurchase agreements             (17)            6        (11)            14           2           16
FHLB advances                                    147            4         152           145           0          145
Long-term debt                                   (1)          (0)         (1)           (1)         (0)          (1)
                                                 ---          ---         ---           ---         ---          ---
    Total interest expense                    $1,031        ($20)      $1,011          $271       ($14)         $257
                                              ======        =====      ======         =====       =====         ====
Increase (decrease) in net
   interest income                             $809        ($433)        $376          $570         $22         $592
                                               =====       ======        ====         =====        ====         ====

______________________
(1)   Includes securities available for sale and securities held to maturity

         Non-Interest Income. In 1998, the Company's non-interest income increased to $1,157,677 from $765,583 in 1997, a 51.2% gain. This is the result of a $105,800 (18.2%) increase in service charges on deposit accounts, and a $214,305 (128.1%) increase in other income. Included in the other income is the $210,213 increase in fees received on loans sold in the secondary mortgage market. Gains realized on the sale of securities available for sale also increased to $88,342 in 1998 from $16,353 in 1997 as the Company took advantage of existing gains in securities to reinvest the funds in higher-yielding securities.

         In 1997 the Company's total non-interest income decreased 11.3% due to a decrease in the amount of fees collected on checking accounts for overdrafts as well as a decrease in the fees received on loans sold in the secondary mortgage market. The Company was not an active participant in the secondary mortgage market during much of 1997.

         Non-Interest Expenses. The Company's total non-interest expenses increased 16.4% in 1998 to $4,846,376. Increases in salaries and benefits of 21.8%, occupancy expenses of 4.5%, equipment expenses of 9.5%, and office supplies, telephone, and postage expense of 19.1%, primarily reflect the opening of the new branch location in Cumberland Courthouse in June 1998. A 44.3% increase in advertising and public relations is partially attributable to the new branch but is primarily due to increased advertising efforts directed towards former customers of larger institutions that had recently been sold to out of state banks.

         In 1997, the Company's total non-interest expenses increased 9.5% or $361,892 compared to 1996. Included in this increase is a 9.8% increase in salaries and benefits, as well as a 13.7% increase in occupancy expenses and a 12.7% increase in equipment and office supplies expenses, both attributable to the first full year of operation of the Corporate Center office.

         Income Taxes. The Company reported income taxes of $643,355 in 1998, compared to $659,239 in 1997 and $684,917 in 1996. These amounts yielded effective tax rates of 24.9%, 26.4%, and 28.6%, respectively.

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

         The principal economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers.
Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Company's real estate construction loans are for pre-sold or contract homes. Builders are limited as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.

         Loans increased $20.7 million or 23.3% from year-end 1997 to year-end 1998 compared to an increase of $4.5 million, or 5.3% from year-end 1996 to year-end 1997. The loan to deposit ratio was 70.8% at December 31, 1998, compared to 72.4% at December 31, 1997 and 76.8% at December 31, 1996.

         The following table summarizes the Company's loan portfolio, net of unearned income:

                                                                 At December 31
                                                 -----------------------------------------------
                                                      1998            1997            1996
                                                             (Dollars in Thousands)
         Real Estate:
           Mortgage                                 $51,564         $42,158         $37,884
           Home equity                                4,831           5,769           6,315
           Construction                              14,330           8,472          10,078
                                                     ------           -----          ------
         Total Real Estate                          $70,725         $56,399         $54,237
         Commercial                                  17,674          17,816          15,314
         Installment                                 22,734          16,134          16,400
                                                     ------          ------          ------
                                                   $111,133         $90,349         $85,951
         Less unearned discount                       (300)           (341)           (401)
                                                      -----           -----           -----
                                                    110,833          90,008          85,550
         Allowance for loan losses                  (1,267)         (1,176)         (1,212)
                                                    -------         -------         -------
         Loans, net                                $109,566         $88,832         $84,338
                                                   ========         =======         =======

         As shown in the above table, the total amount of outstanding real estate loans increased by $14.3 million in 1998 and by $2.2 million in 1997.
During 1998, the amount of outstanding installment loans to individuals increased by $6.6 million, compared to a decrease of $266,000 in 1997 compared to 1996. Commercial, financial and agricultural loans decreased by $142,000 in 1998 compared to an increase of $2.5 million in 1997.

         At December 31, 1998, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

         The following table shows the maturity of loans outstanding as of December 31, 1998. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

                                                                  Maturing
                                            ------------------------------------------------------
                                                            After One
                                             Within         but Within      After Five
                                            One Year        Five Years         Years         Total
                                            --------        ----------         -----         -----
                                                           (Dollars in Thousands)
         Real estate mortgage                   $770         $43,709          $7,085        $51,564
         Installment                             933          19,615           2,186         22,734
         Other (1)                            33,645           3,190               -         36,835
                                             -------         -------          ------       --------
                                             $35,348         $66,514          $9,271       $111,133
                                             =======         =======          ======       ========
         Loans maturing with:
           Fixed interest rates                                                             $35,960
           Variable interest rates                                                           75,173
                                                                                           $111,133

_____________________
(1)   Includes home equity, real estate construction and commercial loans.

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

         Non-performing loans totaled $595,000 at December 31, 1998, compared to $734,000 at December 31, 1997 and $1,643,000 at December 31, 1996. The decrease in non-performing loans in 1998 reflects an increase in loans accounted for on a non-accrual basis and a decrease in loans contractually past due 90 days or more.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $479,725 at December 31, 1998, compared to $313,000 and $372,546 at December 31, 1997 and 1996, respectively. All foreclosed property held at December 31, 1998 was in the Company's primary service area and consisted of two single-family dwellings, a former day-care center, ten building lots, and a 5-acre parcel of improved land. The Bank has not incurred significant current period expenses related to carrying OREO on its books. The Bank's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

         Management does not believe that the level of non-performing loans in 1998 reflects any systematic problem in the Company's loan portfolio. At December 31, 1998, non-accrual loans totaled $237,000 compared to $38,000 at December 31, 1997 and $708,000 at December 31, 1996. Management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans were on a non-accrual status at December 31, 1998.

         The following table summarizes non-performing loans:

                                                                                           At December 31
                                                                                --------------------------------------
                                                                                   1998         1997         1996
                                                                                   ----         ----         ----
                                                                                       (Dollars in Thousands)
Loans accounted for on a non-accrual basis                                         $237          $38         $708
Loans contractually past due 90 days or more as to interest or
  principal payments (not included in non-accrual loans above)                      358          696          935
Loans restructured and in compliance with modified terms (not included in
  non-accrual loans or loans contractually past due 90 days or more above)            -            -            -
                                                                                   ----         ----       ------
    Total                                                                          $595         $734       $1,643
                                                                                   ====         ====       ======

         Loans 90 days or more past due are placed on non-accrual status unless well secured and in the process of collection. In 1998, $8,602 of interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 1997 and 1996, $10,895 and $3,502 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year exceeds net charge-offs.

         The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

                                                                                   For the Year Ended December 31
                                                                               ----------------------------------------
                                                                                   1998          1997         1996
                                                                                   ----          ----         ----
                                                                                       (Dollars in Thousands)
Gross interest income that would have been recorded if the loans
  had been current and in accordance with their original terms                     $19            $4          $56
Interest income included in income on the loans                                      -             -            -

         Management is not aware of any other loans at December 31, 1998, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses are made monthly. Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level of reserves. The ratio of the allowance for loan losses to total loans was 1.14% at December 31, 1998, compared to 1.31% at December 31, 1997 and 1.42% at December 31, 1996. The decrease in the ratios reflects the growth of the portfolio. Management feels that the growth of the allowance for loans losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. As evidence of this belief, the ratio of the allowance for loan losses to non-performing assets has increased. At December 31, 1998 the ratio of the allowance for loan losses to non-performing loans was 212.9%, compared to 160.2% and 73.8% at December 31, 1997 and 1996, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

         The following table summarizes changes in the allowance for loan losses:

                                                                                1998            1997           1996
                                                                                ----            ----           ----
                                                                                      (Dollars in Thousands)
Balance at beginning of period                                                 $1,176          $1,212         $1,127

Charge-offs:
   Commercial, financial and agricultural                                          24              74              8
   Real estate mortgage                                                            61              60             30
   Installment loans to individuals                                                70             134             64
                                                                                   --             ---             --
      Total                                                                       155             268            102
Recoveries on previous loan losses:
   Commercial, financial and agricultural                                          $8              $-             $-
   Installment loans to individuals                                                40              32             22
                                                                                   --              --             --
      Total                                                                        48              32             22
                                                                                  ---             ---            ---
Net charge-offs                                                                 (107)           (236)           (80)
 Provision charged to operations                                                  198             200            165
                                                                                  ---             ---            ---
Balance at end of period                                                       $1,267          $1,176         $1,212
                                                                               ======          ======         ======
Ratio of net loan losses to average net loans outstanding:
   Net charge-offs                                                               $107            $236            $80
   Average net loans                                                           97,066          86,616         81,701
                                                                               ------          ------         ------
                                                                                0.11%           0.27%          0.10%
                                                                                -----           -----          -----
Ratio of allowance for loan losses to total loans, net of
   unearned income:
   Allowance for loan losses                                                   $1,267          $1,176         $1,212
   Total loans at period end                                                  110,833          90,008         85,550
                                                                              -------          ------         ------
                                                                                1.14%           1.31%          1.42%
                                                                                -----           -----          -----
Ratio of allowance for loan losses to non-performing loans:
   Allowance for loan losses                                                   $1,267          $1,176         $1,212
   Non-performing loans                                                           595             734          1,643
                                                                                  ---             ---          -----
                                                                              212.94%         160.22%         73.77%
                                                                              -------         -------         ------

         For each period presented, the provision for loan losses charged to operations, is based on management's judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

         The provision for loan losses totaled $198,000 for the year ended December 31, 1998, $200,000 and $165,000 for the years ended December 31, 1997 and 1996, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to provide for future loan losses.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each category of loans:

                                                                       At December 31
                         ----------------------------------------------------------------------------------------------------------
                                      1998                                  1997                               1996
                         ---------------------------------    ---------------------------------   ---------------------------------
                                   Percentage                            Percentage                         Percentage
                         Reserve   of Reserve   Percentage     Reserve   of Reserve  Percentage   Reserve   of Reserve   Percentage
                         for Loan   for Loan     of Total      for Loan   for Loan    of Total    for Loan   for Loan     of Total
                          Losses     Losses       Loans        Losses      Losses       Loans      Losses     Losses        Loans
                          ------     ------       -----        ------      ------       -----      ------     ------        -----
                                                                (Dollars in Thousands)
Commercial                   $211        17%        16%         $197        17%         20%         $212         18%        19%
Real estate                   131         10         13           94          8          9           125         10         12
construction
Real estate mortgage (1)      693         55         51          721         61         53           660         54         47
Installment                   232         18         20          164         14         18           215         18         22
                              ---         --         --          ---         --         --           ---         --         --
                           $1,267       100%       100%       $1,176       100%       100%        $1,212       100%       100%
                           ======       ====       ====       ======       ====       ====        ======       ====       ====

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

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During 1998, total securities increased to $56.5 million, or 30.9% of total assets at December 31, 1998. During 1997, total securities increased to $40.6 million, or 27.9% of assets at December 31, 1997.

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

         The following table summarizes the book value of the Company's securities held to maturity at the date indicated:

                                                                      Book Value at December 31
                                                              ------------------------------------------
                                                                  1998           1997          1996
                                                                  ----           ----          ----
                                                                       (Dollars in Thousands)
          U. S. government agencies and corporations              $ 998           $ 998        $   -
          States and political subdivisions                      24,794          15,817       10,208
          Corporate debt                                            828               -            -
          U. S. treasury notes                                    1,025           1,042            -
                                                                  -----           -----      -------
                                                                $27,645         $17,857      $10,208
                                                                =======         =======      =======

         The following table summarizes the book value of the Company's securities available for sale at the dates indicated.

                                                                      Book Value at December 31
                                                              ------------------------------------------
                                                                  1998           1997          1996
                                                                  ----           ----          ----
                                                                       (Dollars in Thousands)
          U. S. government agencies and corporations            $17,912         $15,230       $6,717
          Equities                                                3,983             712            -
          Mortgage-backed securities                              6,727           6,450          962
                                                                  -----           -----       ------
                                                                $28,622         $22,392       $7,679
                                                                =======         =======       ======

         The book value and average yield of the Company's securities, including securities available for sale, at December 31, 1998, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           U. S. Government
                                         States and political      U. S. Treasury            Agencies and
                                            Subdivisions             Securities              Corporations           Corporate Debt
                                         --------------------    --------------------    ---------------------    ------------------

                                                  Weighted                 Weighted                 Weighted               Weighted
                                                   Average                  Average                 Average                 Average
                                         Amount     Yield         Amount     Yield        Amount     Yield         Amount   Yield
                                         ------     -----         ------     -----        ------     -----         ------   -----
                                                                           (Dollars in Thousands)
Due in one year or less                   $1,988     5.82%          $  -        -            $12     6.47%           $  -        -
Due after one year through five years      2,988     6.21%             -        -          2,648     6.15%              -        -
Due after five years through ten years     4,152     4.79%         1,025     6.28%         6,426     6.88%             97     7.50%
Due after ten years                       15,666     6.60%             -        -         16,550     6.33%            730     8.13%
                                          ------                     ---                  ------                      ---
                                         $24,794     6.19%        $1,025     6.28%       $25,636     6.44%           $827     8.06%
                                         =======                  ======                 =======                     ====

         As shown in the table above, approximately $2.0 million or 3.8% of the total portfolio will mature in one year or less while $5.6 million or 10.7% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 7.12% for 1998, compared to 7.29% for 1997 and 7.88% for 1996. The market value of the portfolio exceeded the book value by $1.1 million at December 31, 1998.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         As shown in the following table, average total deposits grew by 18.2% in 1998 and 4.7% in 1997. The average aggregate interest rate paid on deposits was 4.05% in 1998, compared to 4.03% for 1997 and 4.13% in 1996. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of average deposits and average rates paid:

                                                             For the Year Ended December 31
                           ----------------------------------------------------------------------------------------------------
                                        1998                               1997                              1996
                           -------------------------------    -------------------------------    ------------------------------
                            Average    Interest  Average       Average   Interest   Average       Average   Interest  Average
                            Balance      Paid      Rate        Balance     Paid      Rate         Balance    Paid      Rate
                            -------      ----      ----        -------     ----      ----         -------    ----      ----
                                                                 (Dollars in Thousands)
Non-interest bearing
  demand deposits             $19,645       $ -        -%       $17,434       $ -         -%       $15,371      $ -         -%
Interest bearing demand
  deposits                     26,219       754     2.88%        21,668       637      2.94%        20,630      611      2.96%
Savings deposits               15,361       497     3.24%        13,602       441      3.24%        12,189      394      3.23%
Time deposits                  75,083     4,266     5.68%        62,634     3,568      5.70%        61,985    3,544      5.72%
                               ------     -----                  ------     -----                   ------    -----
    Total                    $136,308    $5,517     4.05%      $115,338    $4,646      4.03%      $110,175   $4,549      4.13%
                             ========    ======                ========    ======                 ========   ======

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1998:

                             Time Deposits > $100,000
                             ------------------------
                                  (in Thousands)

                    Three months or less                  $1,756
                    Three to six months                    5,507
                    Six to twelve months                   5,272
                    Over twelve months                     2,768
                                                        --------
                                                         $15,303

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         The Bank's capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Company's Tier 1 Capital ratio was 13.3% at December 31, 1998, compared to 16.2% at December 31, 1997 and 16.4% at December 31, 1996. The Total Capital ratio was 14.4% at December 31, 1998, compared to 17.4% and 17.7% at December 31, 1997 and 1996, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of

Tier 1 capital divided by quarterly average assets. At December 31, 1998, the Bank's Leverage ratio was 10.1% compared to 11.2% at December 31, 1997 and 11.3% at December 31, 1996. Each of these exceeds the required minimum leverage ratio of 3.00%.

         The following table shows risk based capital ratios and stockholders equity to total assets:

                                                                            December 31
                                                  -----------------------------------------------------------------
                                                    Regulatory
                                                      Minimum           1998             1997            1996
                                                      -------           ----             ----            ----
        Tier 1 risk-based capital                        4.0%           13.3%            16.2%           16.4%
        Total risk-based capital                         8.0%           14.4%            17.4%           17.7%
        Leverage ratio                                   3.0%           10.1%            11.2%           11.3%
        Stockholders' equity to total assets             N/A             9.4%            10.9%           11.4%

         The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1998, total stockholders' equity increased by $1,277,338, primarily as a result of earnings retention. Total stockholders' equity increased by $1,396,186 in 1997 also due to earnings retention. The return on average equity was 12.2% in 1998, compared to 12.6% in 1997 and 12.5% in 1996. Total cash dividends were paid representing 38% of net income for 1998, which was also the same percentage of net income for both 1997 and 1996. Book value per share was $8.94 at December 31, 1998, compared to $8.30 at December 31, 1997 and $7.61 at December 31, 1996.

         The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 1998, the Bank had $2.8 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

Liquidity and Interest Rate Sensitivity

         Liquidity. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank and the purchasing of federal funds. To further meet its liquidity needs, the company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans.

         Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time interval.

         At December 31, 1998, the Company had a positive gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such and effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

         The following table summarizes the contractual repayment terms or nearest repricing dates of the Company's interest earning assets and interest bearing liabilities at December 31, 1998:

                                                                     Maturing or Repricing In:
                                              ----------------------------------------------------------------------
                                                 Within         4-12            1-5           Over
                                                3 Months       Months          Years         5 Years        Total
                                                --------       ------          -----         -------        -----
                                                                      (Dollars in Thousands)
Interest Earning Assets
  Securities available for sale                   $7,378         $9,105         $9,964         $2,441       $28,888
  Securities held to maturity                        429          1,559          9,760         15,897        27,645
  Loans                                           34,037          1,311         64,947          9,271       109,566
                                                  ------          -----         ------          -----       -------
    Total interest-earning assets                $41,844        $11,975        $84,671        $27,609      $166,099
                                                 =======        =======        =======        =======      ========

Interest Bearing Liabilities
  Deposits:
    Interest bearing demand                      $31,769            $ -            $ -            $ -       $31,769
    Savings                                       17,305              -              -              -        17,305
    Time deposits, $100,000 and over               1,756          5,507          8,040              -        15,303
    Other time deposits                           13,889         30,370         22,523              -        66,782
  Federal funds purchased and securities
    sold under repurchase agreements               5,080              -              -              -         5,080
  FHLB advances                                        -          5,000              -              -         5,000
  Long-term debt                                       -              9             27              -            36
                                                 -------        -------        -------            ---      --------
    Total interest-bearing liabilities           $69,799        $40,886        $30,590             $0      $141,275
                                                 =======        =======        =======            ===      ========
Period gap                                     ($27,955)      ($28,911)        $54,081        $27,609       $24,824
                                               =========      =========        =======        =======       =======
Cumulative gap                                 ($27,955)      ($56,866)       ($2,785)        $24,824
                                               =========      =========       ========        =======
Ratio of cumulative gap to total earning
  assets                                        (16.83%)       (34.24%)        (1.68%)         14.95%

         Of the amount of loans due after 12 months, $38.2 million had floating or adjustable rates of interest and $36.0 million had fixed rates of interest.

Year 2000 Issue

         With the approach of the beginning of the new millennium, there is increasing public awareness and attention being directed toward the Year 2000 problem. The Year 2000 problem stems from the inability of certain computerized systems and devices to either recognize or process data on a year date later than 1999.

         The Company began its review of the Year 2000 problem in late 1997 through its Year 2000 Project Committee, which is comprised of the Company's senior managers and representatives from each major business line and functional area of the Company. The committee manages and monitors the process to determine that all areas and systems have been reviewed, certified compliant and tested and ensures that the Company remains in compliance with regulatory guidelines promulgated by the Federal Financial Institutions Examination Council (the "FFIEC") regarding Year 2000 preparedness. The objective of these guidelines is to eliminate or minimize the impact from Year 2000 problems to internal operations that could affect the Company's customers and its ability to maintain basic banking services.

         Under current banking regulations relating to the Year 2000 problem, all financial institutions must meet several required processes and critical dates, as follows:

         Review Mission-Critical Systems for Year 2000 Readiness.

         o Identify and prioritize all internal and external mission-critical systems.
         o Identify and/or obtain all financial and human resources necessary to correct deficiencies.
         o     Develop   and  adopt  a  formal   project   plan  to   accomplish
               remediation.
         o Conduct a due diligence process to monitor and evaluate the efforts of external third party vendors and service providers in becoming Year 2000 compliant.

         Renovate and Test Systems.

         o Certification of Year 2000 compliance and testing for all internally supported mission-critical systems must be substantially completed by December 31, 1998.
         o Certification of Year 2000 compliance and testing for all externally supported mission-critical systems must be substantially completed by March 31, 1999.
         o Certification and testing for Year 2000 compliance of any internal or external supported non mission-critical system must be substantially completed by June 30, 1999.

         Business Resumption Contingency Planning.

         o A documented business resumption contingency plan must be in place that defines scenarios and evaluates options in the event that a mission-critical system fails to achieve Year 2000 readiness.

         Customer Risk Assessment.

         o Develop a due diligence process to identify any customers and/or counterparties that represent a material risk exposure to the Company.
         o     Evaluate these customers' Year 2000 preparedness.
         o Assess these customers' existing and potential Year 2000 risk to the Company.
         o Implement risk controls to manage and mitigate this Year 2000 risk to the Company.

         The status of the Company's current schedule to meet all regulatory mandated requirements for Year 2000 readiness as of March 1, 1999 is as follows:

         o The Company has certified compliant over 85% of its mission-critical systems and services, and it anticipates substantially completing all certification and testing as required by March 31, 1999.

         o The Company expects to certify compliant and appropriately test the remaining non mission-critical systems by June 30, 1999. This process is currently over 40% completed, and the Company does not anticipate any significant problems in meeting this requirement.

         o The Company has developed and continues to revise its Year 2000 business resumption plan that will outline and direct its operations in the event of any mission-critical system failures effecting a core business process. This plan identifies the minimum service levels associated with these core business processes.

         o The anticipated cost of the entire process of becoming Year 2000 compliant should not exceed, in the aggregate $250,000, some of which has already been expensed in the normal course of business during 1998. A portion of these costs may be capitalized to the extent that they relate to purchase of new hardware or equipment. Net book value of previously capitalized assets replaced as a direct result of Year 2000 compliance will be written off in accordance with generally accepted accounting principles. In addition, costs associated with personnel assigned to work on the Year 2000 project are not included in the above figure. Personnel costs are expensed as incurred and no personnel have been assigned to the Year 2000 project on a full-time basis. At this time, it is the opinion of management that the total impact to 1999 earnings for Year 2000 remediation and compliance should not be material.

         o The Company is engaged in a comprehensive internal information and education process with all of its associates regarding Year 2000 issues and contingency plans.

         The Company relies on external sources for its computer hardware and software needs. The Company is evaluating and monitoring, to the extent possible, the progress of external vendors and service providers in becoming Year 2000 compliant. The Company has been communicating with these third party vendors, and such vendors either are already Year 2000 ready or are in the process of modifying, upgrading or replacing their computer applications to ensure Year 2000 compliance. There are many services and functions that are beyond the direct control of the Company, and the Company is developing a detailed contingency plan that will address what the Company will do should any problems with these external providers occur. This plan will include, among other things, moving to new vendors if existing vendors cannot continue to provide services or stay in business.

         At this time, the Company believes that the most likely worst case Year 2000 scenario would not have a material effect on the Company's results of operations, liquidity and financial condition for the year ending December 31, 2000. The Company does not foresee a material loss of revenue due to the Year 2000 issue. However, while the contingency plan is based on assessments of the likelihood of occurrence of possible scenarios, the Company believes that no entity can address the unlimited possible circumstances relating to Year 2000 issues. While unlikely, it is acknowledged that the failure of the Company to successfully implement its Year 2000 plan, or to adequately assess the likelihood of various events relating to the Year 2000 issue, could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 7.      FINANCIAL STATEMENTS

         The  following   consolidated   financial  statements  and  independent
auditors' report thereon are filed as a part of this report following Item 13:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended December 31,
           1998, 1997 and 1996
         Consolidated  Statements of Stockholders' Equity
           for the Years Ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the Years Ended  December 31,
           1998, 1997 and 1996
         Notes to Consolidated Financial Statements

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


                                    PART III

ITEM 9.      DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSON;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information set forth under the caption "ELECTION OF DIRECTORS; SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" on pages 2 through 6 of the definitive 1999 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 27, 1999 (the "1999 Proxy Statement") is hereby incorporated by reference.

ITEM 10.     EXECUTIVE COMPENSATION

         Information set forth under the heading "Remuneration" on pages 6 through 7 of the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the heading "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" on pages 4 and 5, respectively, of the 1999 Proxy Statement, is hereby incorporated by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Certain Transactions" on page 7 of the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         3.1      Articles  of  Incorporation,   including   amendments  thereto
                  (incorporated   herein  by  reference  to  Exhibit  2  to  the
                  Registrant's Form 8-A filed with the SEC on May 2, 1994).
         3.2      Bylaws  (incorporated  herein by reference to Exhibit 3 to the
                  Registrant's Form 8-A filed with the SEC on May 2, 1994).
         4.1      Specimen   of    Registrant's    Common   Stock    Certificate
                  (incorporated   herein  by  reference  to  Exhibit  1  to  the
                  Registrant's Form 8-A filed with the SEC on May 2, 1994).
         21.1     Subsidiaries of the Registrant (filed herewith).
         23.1     Consent of Mitchell, Wiggins & Company, LLP (filed herewith)
         27       Financial Data Schedule (filed electronically only)


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

         With the exception of the information herein expressly incorporated by reference, the 1999 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1998

                                 C O N T E N T S



--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                  1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                          2 - 3

     Consolidated statements of income                                    4 - 5

     Consolidated statements of stockholders' equity                          6

     Consolidated statements of cash flows                                7 - 8

     Notes to consolidated financial statements                          9 - 27
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Mitchell, Wiggins & Company, LLP


Richmond, Virginia
January 15, 1999


CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

ASSETS                                                                             1998               1997
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $ 7,812,804         $ 5,239,415






Federal funds sold                                                                           -           3,785,000
                                                                            ---------------------------------------

           Total cash and cash equivalents                                           7,812,804           9,024,415



Securities available for sale                                                       28,888,350          22,713,173


Securities held to maturity                                                         27,645,062          17,857,400


Mortgage loans held for sale                                                           759,466             331,350


Loans, net                                                                         109,566,111          88,832,228


Bank premises and equipment, net                                                     4,281,687           3,540,305


Accrued interest receivable                                                          1,467,595           1,318,880


Other assets                                                                         2,208,419           1,601,073
                                                                            ---------------------------------------
                                                                                 $ 182,629,494       $ 145,218,824
                                                                            ---------------------------------------


See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                                               1998               1997
------------------------------------------------------------------------------------------------------------------
Liabilities
     Deposits:
        Demand deposits                                                           $ 23,566,911       $ 19,614,855
        Interest bearing demand deposits
           and NOW accounts                                                         31,769,395         20,991,218
        Savings deposits                                                            17,305,350         13,973,955
        Time deposits, $100,000 and over                                            15,302,914         11,997,704
        Other time deposits                                                         66,782,231         56,095,809
                                                                            --------------------------------------

                                                                                   154,726,801        122,673,541

     Federal funds purchased and securities
        sold under repurchase agreements                                             5,080,192          1,193,887
     FHLB advance                                                                    5,000,000          5,000,000
     Note payable                                                                       36,000             45,000
     Accrued interest payable                                                          375,777            327,763
     Other liabilities                                                                 293,593            138,840
                                                                            --------------------------------------
                                                                                   165,512,363        129,379,031
                                                                            --------------------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized; 1,914,147
        and 1,907,276 shares issued and out-
        standing in 1998 and 1997, respectively                                      2,392,684          2,384,095
     Surplus                                                                         4,238,689          4,136,728
     Retained earnings                                                              10,310,831          9,109,861
     Accumulated other comprehensive
        income                                                                         174,927            209,109
                                                                            --------------------------------------
                                                                                    17,117,131         15,839,793
                                                                            --------------------------------------

                                                                                 $ 182,629,494      $ 145,218,824
                                                                            --------------------------------------


CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1998, 1997, and 1996

                                                                     1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                      $9,131,040       $8,656,580        $8,206,531
     Interest on securities:
        U. S. government agencies and corporations                    1,555,869        1,115,884           473,056
        U. S. Treasury securities                                       121,716           54,349                 -
        States and political subdivisions                             1,168,126          726,564           553,370
        Other                                                           140,588           72,207            10,916
     Interest on federal funds sold                                     210,513          314,940           847,727
                                                               ----------------------------------------------------
                                                                     12,327,852       10,940,524        10,091,600
                                                               ----------------------------------------------------

Interest expense:
     Interest on deposits                                             5,517,379        4,646,081         4,549,567
     Interest on federal funds purchased and
        securities sold under repurchase agreements                      44,431           55,159            38,986
     Interest on FHLB advance                                           296,562          144,625                 -
     Interest on note payable                                             3,060            3,780             4,500
                                                               ----------------------------------------------------
                                                                      5,861,432        4,849,645         4,593,053
                                                               ----------------------------------------------------
           Net interest income                                        6,466,420        6,090,879         5,498,547

Provision for loan losses                                               197,999          200,000           165,000
                                                               ----------------------------------------------------
           Net interest income after
               provision for loan losses                              6,268,421        5,890,879         5,333,547
                                                               ----------------------------------------------------

Other income:
     Service charges                                                    687,696          581,896           598,981
     Realized gain on sales of securities
        available for sale                                               88,342           16,353            25,000
     Other                                                              381,639          167,334           239,427
                                                               ----------------------------------------------------
                                                                      1,157,677          765,583           863,408
                                                               ----------------------------------------------------

Other expenses:
     Salaries and wages                                               1,935,153        1,572,054         1,434,644
     Pensions and other employee benefits                               500,156          427,134           386,712
     Occupancy expense                                                  260,884          249,622           219,579
     Equipment depreciation                                             354,477          319,210           258,635
     Equipment repairs and maintenance                                  181,304          170,000           165,222



                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years Ended December 31, 1998, 1997, and 1996

                                                                         1998            1997           1996
------------------------------------------------------------------------------------------------------------------
     Advertising and public relations                                       252,977        175,359        140,841
     Federal insurance premiums                                              18,872         12,375         69,869
     Office supplies, telephone, and postage                                403,106        338,354        310,174
     Taxes and licenses                                                     116,718        130,186        119,408
     Other operating expenses                                               822,729        768,839        696,157
                                                                    ----------------------------------------------
                                                                          4,846,376      4,163,133      3,801,241
                                                                    ----------------------------------------------
           Income before income taxes                                     2,579,722      2,493,329      2,395,714

Income taxes                                                                643,355        659,239        684,917
                                                                    ----------------------------------------------

           Net income                                                   $ 1,936,367    $ 1,834,090    $ 1,710,797
                                                                    ----------------------------------------------

Basic earnings per share                                                     $ 1.01         $ 0.96         $ 0.90
                                                                    ----------------------------------------------

Diluted earnings per share                                                   $ 1.01         $ 0.96         $ 0.90
                                                                    ----------------------------------------------



See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1998, 1997, and 1996

                                                                                                         Accumulated
                                                                                                            Other
                                                                    Common                  Retained    Comprehensive
                                                                     Stock       Surplus     Earnings       Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                           $2,359,332   $3,996,803  $ 6,917,211     $ 40,148    $13,313,494
                                                                                                                        -----------
    Comprehensive income:
      Net income                                                            -            -    1,710,797            -      1,710,797
      Other comprehensive income, net of tax:
         Unrealized holding losses arising during the period
           net of deferred income taxes of $9,938                           -            -            -      (19,291)       (19,291)
         Less reclassification adjustment for gains included in
           net income, net of deferred income taxes of $8,500               -            -            -      (16,500)       (16,500)
                                                                                                                           --------

         Total comprehensive income                                                                                       1,675,006
                                                                                                                          ---------
    Issuance of common stock:
      18 shares in employee bonuses                                        23          153            -            -            176
      10,796 shares pursuant to dividend
         reinvestment plan                                             13,495       94,063            -            -        107,558
    Cash dividends declared, $.345 per share                                -            -     (652,627)           -       (652,627)
                                                                  -----------------------------------------------------------------
Balance, December 31, 1996                                          2,372,850    4,091,019    7,975,381        4,357     14,443,607
                                                                                                                         ----------
    Comprehensive income:
      Net income                                                            -            -    1,834,090            -      1,834,090
      Other comprehensive income, net of tax:
         Unrealized holding gains arising during the period,
           net of deferred income taxes of $111,038                         -            -            -      215,545        215,545
         Less reclassification adjustment for gains included in
           net income, net of deferred income taxes of $5,560               -            -            -      (10,793)       (10,793)
                                                                                                                          ---------

         Total comprehensive income                                                                                       2,038,842
                                                                                                                          ---------
    Issuance of common stock:
      6,222 shares pursuant to exercise
         of stock options                                               7,778       20,221            -            -         27,999
      10 shares in employee bonuses                                        12           92            -            -            104
      2,764 shares pursuant to dividend
         reinvestment plan                                              3,455       25,396            -            -         28,851
    Cash dividends declared, $.368 per share                                -            -     (699,610)           -       (699,610)
                                                                  -----------------------------------------------------------------
Balance, December 31, 1997                                          2,384,095    4,136,728    9,109,861      209,109     15,839,793
                                                                                                                         ----------
    Comprehensive income:
      Net income                                                            -            -    1,936,367            -      1,936,367
      Other comprehensive income, net of tax:
         Unrealized holding gains arising during the period,
           net of deferred income taxes of $12,428                          -            -            -       24,124         24,124
         Less reclassification adjustment for gains included in
           net income, net of deferred income taxes of $30,036              -            -            -      (58,306)       (58,306)
                                                                                                                           --------

         Total comprehensive income                                                                                       1,902,185
                                                                                                                          ---------
    Issuance of common stock:
      36 shares in employee bonuses                                        45          445            -            -            490
      6,835 shares pursuant to dividend
         reinvestment plan                                              8,544      101,516            -            -        110,060
    Cash dividends declared, $.385 per share                                -            -     (735,397)           -       (735,397)
                                                                  -----------------------------------------------------------------
 Balance, December 31, 1998                                        $2,392,684   $4,238,689  $10,310,831    $ 174,927    $17,117,131
                                                                  -----------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997, and 1996

                                                                         1998            1997             1996
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income                                                       $ 1,936,367     $ 1,834,090       $ 1,710,797
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation                                                      441,044         400,281           330,092
       Amortization                                                            -           2,766            16,600
       Deferred income taxes                                             (45,356)         50,496           (28,623)
       Provision for loan losses                                         197,999         200,000           165,000
       Amortization and accretion on securities                           51,131          71,930            (2,093)
       Realized gain on sales of securities
          available for sale                                             (88,342)        (16,353)          (25,000)
       Gain on sale of equipment                                               -          (7,430)                -
       Loss on sale of foreclosed real estate                                  -           9,362            16,211
       Change in operating assets and liabilities:
          (Increase) decrease in assets:
             Mortgage loans held for sale                               (428,116)       (129,552)          666,796
             Accrued interest receivable                                (148,715)       (515,689)          (15,647)
             Other assets                                               (372,636)        (33,737)         (592,763)
          Increase (decrease) in liabilities:
             Accrued interest payable                                     48,014          94,817           (30,474)
             Other liabilities                                           154,753         (30,704)           56,419
                                                                 --------------------------------------------------
             Net cash provided by operating activities                 1,746,143       1,930,277         2,267,315
                                                                 --------------------------------------------------

Cash Flows From Investing Activities
    Proceeds from maturities of
       securities held to maturity                                     1,785,000         440,000           910,000
    Purchase of securities held to maturity                          (11,588,886)     (8,087,324)       (1,104,736)
    Proceeds from sales and maturities of
       securities available for sale                                  13,578,242       7,180,442         3,031,996
    Purchase of securities available for sale                        (19,754,346)    (21,951,343)       (5,787,595)
    Net increase in loans made to customers                          (21,099,882)     (5,007,369)       (1,796,896)
    Proceeds from sale of equipment                                            -           7,600                 -
    Net purchases of premises and equipment                           (1,171,349)       (336,866)       (1,771,900)
    Proceeds from sale of foreclosed real estate                               -         360,109           291,233
    Net expenditures on foreclosed real estate                                 -               -           (22,978)
    Proceeds received from cancellation
       of life insurance policies                                              -               -            19,564
    Increase in cash value, life insurance                               (12,251)        (17,385)          (12,651)
                                                                 --------------------------------------------------
          Net cash (used in) investing activities                    (38,263,472)    (27,412,136)       (6,243,963)
                                                                 --------------------------------------------------

                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 1998, 1997, and 1996

                                                                       1998             1997             1996
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net increase in deposits                                        32,053,260      12,792,601         2,074,735
     Net increase (decrease) in federal funds
        purchased and securities sold
        under repurchase agreements                                   3,886,305        (340,592)           99,172
     Net proceeds from FHLB advance                                           -       5,000,000                 -
     Repayment of note payable                                           (9,000)         (9,000)           (9,000)
     Net proceeds from issuance
        of common stock                                                 110,550          56,954           107,734
     Dividends paid                                                    (735,397)       (699,610)         (652,627)
                                                             -----------------------------------------------------
           Net cash provided by financing
               activities                                            35,305,718      16,800,353         1,620,014
                                                             -----------------------------------------------------

           (Decrease) in cash and
               cash equivalents                                      (1,211,611)     (8,681,506)       (2,356,634)

Cash and cash equivalents, beginning                                  9,024,415      17,705,921        20,062,555
                                                             -----------------------------------------------------

Cash and cash equivalents, ending                                   $ 7,812,804     $ 9,024,415      $ 17,705,921
                                                             -----------------------------------------------------

Supplemental Disclosures Of
     Cash Flow Information
        Interest paid                                               $ 5,813,418     $ 4,754,828       $ 4,623,527
        Income taxes paid                                               635,927         664,064           692,356

Supplemental Schedule Of Noncash
     Investing Activities
        Other real estate, equipment
           and investments acquired
           in settlement of loans                                       168,000         313,000           369,189



See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies

Nature of operations: Central Virginia Bankshares, Inc., is a one bank holding company headquartered in Powhatan County, Virginia. The Corporation's subsidiary, Central Virginia Bank provides a variety of financial services to individuals and corporate customers through its six branches located in the Virginia counties of Powhatan, Chesterfield, and Cumberland. The Bank's primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are residential mortgage, construction, installment and commercial business loans.

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

The Bank is required to maintain average reserve and clearing balances in cash with the Federal Reserve Bank. The total of these balances, after receiving credit for vault cash on hand, was approximately $50,000 at December 31, 1998 and 1997.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 1998, 1997, and 1996.

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market value determined on an aggregate basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

When a loan is classified as nonaccrual, all interest receivable on that particular loan is charged back to income at that time. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. On charged-off loans, cash receipts in excess of the amount charged to the allowance for loan losses are recognized as income on the cash basis.

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives.

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

Advertising costs:  Advertising costs are expensed as incurred.

Income taxes: The provision for income taxes relates to items of revenue and expenses recognized for financial accounting purposes during each of the years. The actual current liability may be more or less than the charge against earnings due to the effect of deferred income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

Earnings per share: In 1997, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share." This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                            1998               1997              1996
                                                   -------------------------------------------------------
Income available to common stockholders
     used in basic EPS                                   $ 1,936,367        $ 1,834,090       $ 1,710,797
                                                   -------------------------------------------------------

Weighted average number of common
     shares used in basic EPS                              1,910,484          1,903,672         1,892,154

Effect of dilutive securities:
     Stock options                                                 -                  -                 -
                                                   -------------------------------------------------------

Weighted number of common shares and
     dilutive potential stock used in diluted
     EPS                                                   1,910,484          1,903,672         1,892,154
                                                   -------------------------------------------------------

Note 2.  Stock Split

On July 14, 1998, the Board of Directors authorized a 2-for-1 stock split. In connection with the stock split, the number of issued and outstanding shares increased by 955,847 shares, and the par value of each share decreased to $1.25 per share. All references in the accompanying financial statements to the number of common shares and per share amounts for prior years have been restated to reflect the stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

                                                                    December 31, 1998
                                         -----------------------------------------------------------------------
                                                                   Gross            Gross          Approximate
                                               Amortized         Unrealized      Unrealized           Market
                                                 Cost              Gains           Losses             Value
                                         -----------------------------------------------------------------------
U. S. government agencies
     and corporations                         $ 17,911,720        $218,920         $112,769        $ 18,017,871
Equities                                         3,983,230         100,889           11,880           4,072,239
Mortgage-backed securities                       6,726,685          85,359           13,804           6,798,240
                                         -----------------------------------------------------------------------
                                              $ 28,621,635        $405,168         $138,453        $ 28,888,350
                                         -----------------------------------------------------------------------

                                                                    December 31, 1997
                                         -----------------------------------------------------------------------
                                                                   Gross            Gross          Approximate
                                               Amortized         Unrealized      Unrealized           Market
                                                 Cost              Gains           Losses             Value
                                         -----------------------------------------------------------------------
U. S. government agencies
     and corporations                         $ 15,229,999        $171,918          $ 7,644        $ 15,394,273
Equities                                           712,125          80,750                -             792,875
Mortgage-backed securities                       6,449,972          92,419           16,366           6,526,025
                                         -----------------------------------------------------------------------
                                              $ 22,392,096        $345,087          $24,010        $ 22,713,173
                                         -----------------------------------------------------------------------


The amortized cost and approximate market value of securities available for sale at December 31, 1998, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                     Approximate
                                                  Amortized            Market
                                                     Cost               Value
                                               ---------------------------------
Due in one year or less                                   $ -               $ -
Due after one year through five years                 798,910           802,949
Due after five years through ten years              9,861,683         9,955,627
Due after ten years                                 7,251,127         7,259,295
Equities                                            3,983,230         4,072,239
Mortgage-backed securities                          6,726,685         6,798,240
                                               ---------------------------------
                                                 $ 28,621,635       $28,888,350
                                               ---------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

Carrying amounts and approximate market values of securities being held to maturity are as follows:

                                                                            December 31, 1998
                                                 -------------------------------------------------------------------------
                                                                           Gross           Gross          Approximate
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost              Gains           Losses            Value
                                                 -------------------------------------------------------------------------
U. S. government agencies
     and corporations                               $   998,026          $ 19,214        $      -        $ 1,017,240
U. S. Treasury securities                             1,025,373            21,187               -          1,046,560
Corporate debt                                          827,442                 -               -            827,442
States and political subdivisions                    24,794,221           924,260         112,130         25,606,351
                                                 -------------------------------------------------------------------------
                                                    $27,645,062          $964,661        $112,130        $28,497,593
                                                 -------------------------------------------------------------------------

                                                                            December 31, 1997
                                                 -------------------------------------------------------------------------
                                                                           Gross           Gross          Approximate
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost              Gains           Losses            Value
                                                 -------------------------------------------------------------------------
U. S. government agencies
     and corporations                               $   997,666          $  1,224        $     -         $   998,890
U. S. Treasury securities                             1,042,663            10,467               -          1,053,130
States and political subdivisions                    15,817,071           305,404          28,104         16,094,371
                                                 -------------------------------------------------------------------------
                                                    $17,857,400          $317,095        $ 28,104        $18,146,391
                                                 -------------------------------------------------------------------------

The amortized cost and approximate market value of securities being held to maturity at December 31, 1998, by contractual maturity, are shown below.

                                                                   Approximate
                                                Amortized             Market
                                                   Cost               Value
                                             -----------------------------------
Due in one year or less                          $ 1,988,267        $ 1,999,016
Due after one year through five years              3,986,451          4,132,269
Due after five years through ten years             7,805,551          8,121,946
Due after ten years                               13,864,793         14,244,362
                                             -----------------------------------
                                                $ 27,645,062       $ 28,497,593
                                             -----------------------------------

Securities with an amortized cost of $4,153,610 and $3,838,931 and a market value of $4,257,709 and $3,924,835 at December 31, 1998 and 1997, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4.  Loans

Major classifications of loans are summarized as follows:

                                                December 31,
                                     ------------------------------------
                                           1998                 1997
                                     ------------------------------------
Commercial                               $ 17,674,195       $ 17,815,987
Real estate:
     Mortgage                              56,395,438         47,927,212
     Construction                          14,329,842          8,472,139
Installment                                22,733,430         16,134,096
                                     ------------------------------------
                                          111,132,905         90,349,434
Less unearned discount                       (299,602)          (341,364)
                                     ------------------------------------
                                          110,833,303         90,008,070
Allowance for loan losses                  (1,267,192)        (1,175,842)
                                     ------------------------------------
Loans, net                              $ 109,566,111       $ 88,832,228
                                     ------------------------------------


Changes in the allowance for loan losses were as follows:

                                                                Years Ended December 31,
                                                ----------------------------------------------------
                                                        1998              1997              1996
                                                ----------------------------------------------------
Balance, beginning of year                          $ 1,175,842       $ 1,211,675       $ 1,126,872
     Provision charged to operations                    197,999           200,000           165,000
     Loans charged off                                 (155,563)         (267,145)         (101,558)
     Recoveries                                          48,914            31,312            21,361
                                                ----------------------------------------------------
Balance, end of year                                $ 1,267,192       $ 1,175,842       $ 1,211,675
                                                ----------------------------------------------------

At December 31, 1998, the Bank had loans amounting to $236,962 that were specifically classified as impaired. The average balance of impaired loans amounted to approximately $197,102 for the year ended December 31, 1998. The allowance for loan losses related to impaired loans amounted to $32,000 at December 31, 1998. The following is a summary of cash receipts on these loans and how they were applied in 1998:


Cash receipts applied to reduce
     principal balance                       $ 25,862
Cash receipts recognized as
     interest income                              892
                                        --------------
Total cash receipts                          $ 26,754
                                        --------------

Nonaccruing loans (principally commercial and mortgage loans) totaled $241,962, $37,989, and $708,476 at December 31, 1998, 1997, and 1996, respectively, which had the effect of reducing net income $18,887 ($.01 per common share), $4,403 ($.002 per common share), and $55,518 ($.03 per common share) for the years then ended, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 5.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

                                                    December 31,
                                        ---------------------------------
                                              1998              1997
                                        ---------------------------------
Land                                      $   544,802       $   543,802
Buildings and improvements                  3,103,115         2,611,016
Furniture and equipment                     3,805,020         3,115,693
                                        ---------------------------------
                                            7,452,937         6,270,511
Less accumulated depreciation               3,171,250         2,730,206
                                        ---------------------------------
                                          $ 4,281,687       $ 3,540,305
                                        ---------------------------------

Note 6.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 1998, are as follows:

Year Ending
December 31
-----------------------------------------------
1999                              $ 50,938,361
2000                                15,487,058
2001                                 5,151,614
2002                                 5,790,719
2003 and later                       4,717,393
                                 --------------
                                  $ 82,085,145
                                 --------------

Note 7.  FHLB Advance

The advance of $5,000,000 from the Federal Home Loan Bank of Atlanta, Georgia, is secured by the mortgage loan portfolio of Central Virginia Bank. Interest is payable quarterly at a fixed rate of 5.85% per annum. The principal balance is due and payable on July 8, 2002.

Note 8.  Note Payable

The Corporation's subsidiary, Central Virginia Bank, has a note payable which is secured by a first deed of trust on the bank building in Powhatan and is due in annual principal installments of $9,000 plus interest at the rate of 8% per annum through the year 2002. At December 31, 1998 and 1997, the balance of the note was $36,000 and $45,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 1998, 1997, and 1996, are as follows:

                              1998            1997            1996
                           -------------------------------------------
Currently payable           $ 653,966       $ 608,743       $ 713,540
Deferred                      (10,611)         50,496         (28,623)
                           -------------------------------------------
                            $ 643,355       $ 659,239       $ 684,917
                           -------------------------------------------

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                                       Years Ended December 31,
                                                           ------------------------------------------------
                                                                1998            1997            1996
                                                           ------------------------------------------------
Computed "expected" tax expense                               $ 877,105       $ 847,732       $ 814,543
Tax-exempt interest                                            (206,624)       (177,519)       (148,044)
Tax-exempt loan interest                                        (22,844)         (5,717)              -
Disallowance of interest expense
     deduction for the portion attributable
     to carrying tax-exempt obligations                          25,575          23,132          20,001
Other                                                           (29,857)        (28,389)         (1,583)
                                                           ------------------------------------------------
                                                              $ 643,355       $ 659,239       $ 684,917
                                                           ------------------------------------------------


The deferred income tax provision consists of the following items:

                                                                                 Years Ended December 31,
                                                                       --------------------------------------------
                                                                            1998          1997           1996
                                                                       --------------------------------------------
Difference between loan loss provision charged
     to operating expense and the bad debt
     deduction taken for income tax purposes                              $(20,707)      $ 8,123       $(19,223)
Interest income on nonaccrual loans
     recognized for federal income tax pur-
     poses, but not recognized for financial
     statements until received                                              (6,522)       25,635        (10,458)
Accretion of discount recognized for
     financial statements, but not recognized
     for income tax purposes until realized                                  5,845         6,717           (689)
Difference between the depreciation methods
     used for financial statements and for income
     tax purposes                                                           10,773        10,021          1,747
                                                                       --------------------------------------------
                                                                          $(10,611)     $ 50,496       $(28,623)
                                                                       --------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Income Tax Matters (Continued)

The component of the net deferred tax asset included in other assets is as follows at December 31:

                                                      1998             1997
                                                 -------------------------------
Deferred tax assets:
     Allowance for loan losses                     $ 373,607        $ 342,548
     Less valuation allowance                       (124,523)        (114,171)
                                                 -------------------------------
                                                     249,084          228,377
     Interest income on nonaccrual loans               9,831            3,309
                                                 -------------------------------
                                                     258,915          231,686
                                                 -------------------------------

Deferred tax liabilities:
     Property and equipment                           93,776           83,003
     Securities                                       20,062           14,217
     Unrealized gain on securities
         available for sale                           91,788          111,968
                                                 -------------------------------
                                                     205,626          209,188
                                                 -------------------------------

Net deferred tax asset                              $ 53,289         $ 22,498
                                                 -------------------------------


Note 10.  Profit-Sharing Plan

The Bank has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the Plan. Substantially all the full-time employees are covered. Contributions to the Trust fund are determined each year by the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. The contributions for the years ended December 31, 1998, 1997, and 1996, were $142,526, $133,341, and $118,824, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.  Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 1998 and 1997, is as follows:

                                                    1998              1997
                                              ---------------------------------
Commitments to extend credit                     $ 32,132,566     $ 25,720,298
Standby letters of credit                           1,901,084        2,725,439
                                              ---------------------------------
                                                 $ 34,033,650     $ 28,445,737
                                              ---------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Aggregate loan transactions with related parties were as follows:

                                       Years Ended December 31,
                                 --------------------------------
                                       1998             1997
                                 --------------------------------
Balance, beginning                  $ 1,797,346      $ 1,485,811
     New loans                        2,067,488        1,844,749
     Repayments                      (1,604,543)      (1,533,214)
                                 --------------------------------
Balance, ending                     $ 2,260,291      $ 1,797,346
                                 --------------------------------


Note 13. Stock Option Plan

During the year ended December 31, 1998, the Corporation established a stock option plan which authorizes the granting of stock options to key employees and directors up to a maximum of 190,000 shares of common stock. The options are exercisable at the date of grant and expire ten years thereafter. As of December 31, 1998, no options were granted under this plan.

Prior to 1998, the Corporation had a stock option plan which authorized the grant of 15,000 shares of common stock on July 14, 1987. During the year ended December 31, 1997, options were exercised for the purchase of 6,222 shares of common stock at $4.50 per share. No options were exercised for the purchase of common stock during the year ended December 31, 1996. At December 31, 1997, there were no remaining unexercised options.

The Corporation did not grant any options during the years ended December 31, 1998 and 1997. Therefore, the transition provisions of FASB Statement 123 would not be applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                           To Be Well Capitalized
                                                                       For Capital        Under Prompt Corrective
                                                Actual              Adequacy Purposes        Action Provisions
                                       ----------------------------------------------------------------------------
                                          Amount      Ratio       Amount       Ratio       Amount       Ratio
                                       ----------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
As of December 31, 1998:
     Total Capital
         (to Risk Weighted Assets)        $ 17,390    14.35%       $ 9,695     8.00%       $ 12,118     10.00%
     Tier I Capital
         (to Risk Weighted Assets)          16,123    13.30%         4,847     4.00%          7,271     6.00%
     Tier I Capital
         (to Average Assets)                16,123    10.07%         6,405     4.00%          8,006     5.00%

As of December 31, 1997:
     Total Capital
         (to Risk Weighted Assets)        $ 16,172    17.45%       $ 7,413     8.00%        $ 9,266     10.00%
     Tier I Capital
         (to Risk Weighted Assets)          15,013    16.20%         3,706     4.00%          5,560     6.00%
     Tier I Capital
         (to Average Assets)                15,013    11.29%         5,320     4.00%          6,650     5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $2,844,383 in 1998 without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15.  Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation and subsidiary.

The following methods and assumptions were used by the Corporation and subsidiary in estimating the fair value of financial instruments:

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

Mortgage loans held for sale: The carrying amount of mortgage loans held for sale approximate their fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Accrued interest receivable and accrued interest payable: The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values.

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

Federal funds purchased and securities  sold under  repurchase  agreements:  The
carrying   amounts  for  federal  funds  purchased  and  securities  sold  under repurchase agreements approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15.  Fair Value of Financial Instruments (Continued)

FHLB advance: The carrying amount of the FHLB advance approximates its fair value.

Note payable: The carrying amount of note payable approximates its fair value.

The following is a summary of the carrying amounts and estimated fair values of the Corporation and subsidiary's financial assets and liabilities at December 31, 1998 and 1997:

                                                                 December 31,                         December 31,
                                                    --------------------------------------------------------------------------
                                                                    1998                                 1997
                                                    --------------------------------------------------------------------------
                                                         Carrying          Estimated          Carrying          Estimated
                                                          Amount          Fair Value           Amount          Fair Value
                                                    --------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                         $ 7,812,804       $ 7,812,804        $ 9,024,415       $ 9,024,415
     Securities available for sale                      28,888,350        28,888,350         22,713,173        22,713,173
     Securities held to maturity                        27,645,062        28,497,593         17,857,400        18,146,391
     Mortgage loans held for sale                          759,466           759,466            331,350           331,350
     Loans, net                                        109,566,111       113,699,000         88,832,228        91,350,000
     Accrued interest receivable                         1,467,595         1,467,595          1,318,880         1,318,880

Financial liabilities:
     Demand and variable rate deposits                  72,641,656        72,641,656         54,580,028        54,580,028
     Fixed-rate certificates of deposits                82,085,145        83,893,000         68,093,513        68,636,000
     Federal funds purchased and securities
       sold under repurchase agreements                  5,080,192         5,080,192          1,193,887         1,193,887
     FHLB advance                                        5,000,000         5,000,000          5,000,000         5,000,000
     Note payable                                           36,000            36,000             45,000            45,000
     Accrued interest payable                              375,777           375,777            327,763           327,763


At December 31, 1998 and 1997, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

                                 BALANCE SHEETS

                                                           December 31
                                                  -----------------------------------
Assets                                                  1998                1997
                                                  -----------------------------------
     Cash                                               $ 55,481            $ 95,325
     Investment in subsidiary                         16,122,640          15,178,495
     Securities available for sale                       903,614             532,875
     Other assets                                         49,458              33,098
                                                  -----------------------------------
                                                    $ 17,131,193        $ 15,839,793
                                                  -----------------------------------

Liabilities
     Other liabilities                                  $ 14,062                 $ -
                                                  -----------------------------------

Stockholders' Equity
     Common stock, $1.25 par value;
         6,000,000 shares authorized;
         1,914,147 and 1,907,276 shares
         issued and outstanding in 1998
         and 1997, respectively                        2,392,684           2,384,095
     Surplus                                           4,238,689           4,136,728
     Retained earnings                                10,310,831           9,109,861
     Accumulated other comprehensive income              174,927             209,109
                                                  -----------------------------------
                                                       17,117,131          15,839,793
                                                  -----------------------------------
                                                     $ 17,131,193        $ 15,839,793
                                                  -----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Condensed Parent-Only Financial Statements (Continued)

                              STATEMENTS OF INCOME

                                                                                   Years Ended December 31,
                                                                        ---------------------------------------------------
                                                                              1998              1997               1996
                                                                        ---------------------------------------------------
Income:
     Management fees                                                       $   36,000       $    38,368        $    46,456
     Dividends received from subsidiary                                       935,397           999,611            652,627
     Equity in undistributed earnings of subsidiary                           951,733           834,475          1,058,170
     Dividend income                                                           38,428            19,520                  -
     Gain on sale of securities available for sale                             64,114                 -                  -
                                                                        ---------------------------------------------------
                                                                            2,025,672         1,891,974          1,757,253
Expenses:
     Operating expenses                                                        75,243            57,884             46,456
                                                                        ---------------------------------------------------
             Income before income taxes                                     1,950,429         1,834,090          1,710,797

Income taxes                                                                   14,062                 -                  -
                                                                        ---------------------------------------------------
             Net income                                                   $ 1,936,367       $ 1,834,090        $ 1,710,797
                                                                        ---------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Condensed Parent-Only Financial Statements (Continued)

                            STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                                1998              1997              1996
                                                                         ---------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                             $ 1,936,367       $ 1,834,090       $ 1,710,797
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Undistributed earnings of subsidiary                                  (951,733)         (834,475)       (1,058,170)
         Realized gain on sales of securities available
             for sale                                                           (64,114)                -                 -
         Change in operating assets and liabilities:
             (Increase) decrease in other assets                                    (88)           27,486           (36,420)
             Increase in other liabilities                                       14,062                 -                 -
                                                                         ---------------------------------------------------
Net cash provided by operating activities                                       934,494         1,027,101           616,207
                                                                         ---------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sales of securities available
         for sale                                                               319,489                 -                 -
     Purchase of securities available for sale                                 (668,980)         (462,125)                -
                                                                         ---------------------------------------------------
Net cash (used in) investing activities                                        (349,491)         (462,125)                -
                                                                         ---------------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                                 110,550            56,954           107,733
     Dividends paid                                                            (735,397)         (699,610)         (652,627)
                                                                         ---------------------------------------------------
Net cash (used in) financing activities                                        (624,847)         (642,656)         (544,894)
                                                                         ---------------------------------------------------

Increase (decrease) in cash                                                     (39,844)          (77,680)           71,313
Cash, beginning                                                                  95,325           173,005           101,692
                                                                         ---------------------------------------------------

Cash, ending                                                                   $ 55,481          $ 95,325         $ 173,005
                                                                         ---------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAL VIRGINIA BANKSHARES, INC.


Date:  March 31, 1999                By: /s/ Ralph Larry Lyons
                                         ---------------------------------------
                                         Ralph Larry Lyons
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1999                   /s/ Ralph Larry Lyons
                                 -----------------------------------------------
                                 Ralph Larry Lyons
                                 President and Chief Executive Officer; Director
                                 (Chief Financial Officer)


March 31, 1999                   /s/ Thomas R. Thornton, Jr.
                                 -----------------------------------------------
                                 Thomas R. Thornton, Jr.
                                 Assistant Vice President
                                 (Chief Accounting Officer)


March 31, 1999                   /s/ John B. Larus
                                 -----------------------------------------------
                                 John B. Larus
                                 Chairman of the Board of Directors


March __, 1999
                                 -----------------------------------------------
                                 Fleming V. Austin
                                 Director


March __, 1999
                                 -----------------------------------------------
                                 Charles W. Binford
                                 Director


March __, 1999
                                 -----------------------------------------------
                                 Garland L. Blanton, Jr.
                                 Director


March 31, 1999                   /s/ Charles B. Goodman
                                 -----------------------------------------------
                                 Charles B. Goodman
                                 Director


March 31, 1999                   /s/ Elwood C. May
                                 -----------------------------------------------
                                 Elwood C. May
                                 Director


March 31, 1999                   /s/ James T. Napier
                                 -----------------------------------------------
                                 James T. Napier
                                 Director

                                 EXHIBITS INDEX


Item No.      Description
--------      -----------

3.1           Articles   of   Incorporation,    including   amendments   thereto
              (incorporated herein by reference to Exhibit 2 to the Registrant's
              Form 8-A filed with the SEC on May 2, 1994)
3.2           Bylaws  (incorporated  herein  by  reference  to  Exhibit 3 to the
              Registrant's Form 8-A filed with the SEC on May 2, 1994)
4.1           Specimen of Registrant's  Common Stock  Certificate  (incorporated herein by  reference  to  Exhibit 1 to the  Registrant's  Form 8-A filed with the SEC on May 2, 1994)
21.1          Subsidiaries of the Registrant (filed herewith)
23.1          Consent of Mitchell, Wiggins & Company, LLP (filed herewith)
27            Financial Data Schedule (filed electronically only)