Form 10QSB
period 1999-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 1999-05-17
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File No. 33-9686
 March 31, 1999




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


As of March 31, 1999, 1,916,991 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  May 17, 1999

                                      INDEX

Part I.  Financial Information                                                                                Page No.

  Item 1      Financial Statements

         Consolidated Balance Sheet -  Three
         Months Ended March 31, 1999 and 1998.....................................................................3

         Consolidated Statement of Income - Three
         Months Ended March 31, 1999 and 1998.....................................................................4

         Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1999 and 1998.....................................................................5

         Note to Consolidated Financial Statements -
         March 31, 1999 and 1998 (Unaudited)......................................................................6

  Item 2.      Management Discussion and Analysis of Financial
               Condition and Results of Operations................................................................7


Part II.  Other Information

  Item 6      Exhibits and Reports on Form 8-K...................................................................13

  Signatures.....................................................................................................14


                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998
                                   (Unaudited)

                                  ASSETS                                       March 31, 1999      March 31, 1998
                                  ------                                       --------------      --------------
Cash and due from banks                                                            $5,243,268          $4,395,602
Federal funds sold                                                                          0           7,958,000
                                                                               --------------      --------------
      Total cash and cash equivalents                                              $5,243,268         $12,353,602
Securities available for sale                                                      28,218,948          23,267,101
Securities held to maturity (approximate market
  value 1999 $27,941,872; 1998 $18,519,614)                                        27,394,378          18,132,306
Mortgage loans held for sale                                                          585,050           1,221,054
Loans, net                                                                        115,264,841          89,302,104
Bank premises and equipment, net                                                    4,671,529           3,719,626
Accrued interest receivable                                                         1,383,809           1,141,122
Other assets                                                                        2,222,215           2,669,309
                                                                               --------------      --------------
      Total assets                                                               $184,984,038        $151,806,224
                                                                               ==============      ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

LIABILITIES
  Deposits:
    Demand deposits                                                               $22,092,274         $18,854,183
    Interest bearing demand deposits and NOW accounts                              34,234,363          24,040,025
    Savings deposits                                                               19,155,250          14,893,757
    Time deposits, $100,000 and over                                               15,465,108          13,332,699
    Other time deposits                                                            65,725,943          57,845,085
                                                                               --------------      --------------
                                                                                 $156,672,938        $128,965,749
  Federal funds purchased and securities sold under repurchase
    agreements                                                                      5,339,128             941,213
  FHLB advance                                                                      5,000,000           5,000,000
  Note payable                                                                         36,000              45,000
  Accrued interest payable                                                            385,998             343,815
  Other liabilities                                                                   367,917             353,481
                                                                               --------------      --------------
      Total liabilities                                                          $167,801,981        $135,649,258
                                                                               --------------      --------------

STOCKHOLDERS' EQUITY
  Capital stock, common, par value $1.25; authorized
    6,000,000 shares; issued 1,916,991 shares 1999;
    1,909,726 shares 1998                                                          $2,396,239          $2,387,158
  Surplus                                                                           4,271,392           4,173,923
  Retained earnings                                                                10,570,517           9,371,473
  Accumulated other comprehensive income                                             (56,091)             224,412
                                                                               --------------      --------------
      Total stockholders' equity                                                  $17,182,057         $16,156,966
                                                                               --------------      --------------
      Total liabilities and stockholders' equity                                 $184,984,038        $151,806,224
                                                                               ==============      ==============
Loan to Deposit Ratio                                                                  73.57%              69.24%
Book Value                                                                              $8.96               $8.46


                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                ------------------------------------
                                                                                        1999              1998
                                                                                        ----              ----
Interest income
  Interest and fees on loans                                                         $2,494,015        $2,150,362
  Interest on securities:
    U.S. Government agencies and corporations                                           395,143           381,280
    U.S. Treasury notes                                                                  31,554            26,525
    States and political subdivisions                                                   398,773           240,610
    Other                                                                                86,932            18,913
  Interest on federal funds sold                                                            165            50,561
                                                                                     ----------        ----------
      Total interest income                                                          $3,406,582        $2,868,251
                                                                                     ----------        ----------
Interest expense
  Interest on deposits                                                               $1,485,316        $1,261,708
  Interest on federal funds purchased and securities sold under
    repurchase agreements                                                                92,729            10,306
  Interest, FHLB advance                                                                 73,125            73,125
  Interest on note payable                                                                  720               900
                                                                                     ----------        ----------
      Total interest expense                                                         $1,651,890        $1,346,039
                                                                                     ----------        ----------
      Net interest income                                                            $1,754,692        $1,522,212
  Provision for loan losses                                                              49,500            49,499
                                                                                     ----------        ----------
      Net interest income after provision for loan losses                            $1,705,192        $1,472,713
  Other income
    Gain on sale of securities                                                               $0           $10,200
    Service charges                                                                     202,516           138,238
    Other                                                                                99,870            80,369
                                                                                     ----------        ----------
      Total other income                                                               $302,386          $228,807
  Other expenses
    Salaries and wages                                                                 $617,800          $465,900
    Pensions and other employee benefits                                                 93,601            85,715
    Occupancy expense                                                                    68,445            61,745
    Equipment depreciation                                                               96,850            83,676
    Equipment repairs and maintenance                                                    45,981            43,301
    Advertising and public relations                                                     49,534            59,766
    Federal insurance premiums                                                            5,476             4,547
    Office supplies, telephone and postage                                              115,796            92,098
    Taxes and licenses                                                                   35,217            29,646
    Other operating expenses                                                            243,814           171,382
                                                                                     ----------        ----------
      Total other expenses                                                           $1,372,514        $1,097,776
                                                                                     ----------        ----------
  Income before income taxes                                                           $635,064          $603,744
  Income taxes                                                                          183,962           160,939
                                                                                     ----------        ----------
      Net income                                                                       $451,102          $442,805
                                                                                     ==========        ==========
  Per share of common stock:
    Income before income taxes                                                            $0.33             $0.32
      Net income                                                                          $0.24             $0.23
      Weighted average shares                                                         1,914,779         1,907,792
      Return on average assets                                                            0.99%             1.22%
      Return on average equity                                                           11.07%            11.49%

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998

                                                                                          1999               1998
                                                                                          ----               ----
Cash Flows for Operating Activities
  Net Income                                                                           $451,102            $442,805
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                        119,965             103,912
    Provision for loans losses                                                           49,500              49,499
    Amortization and accretion on securities                                            (23,088)            (12,555)
    Realized gain on sales of securities available for sale                                   0             (10,200)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                    174,416            (889,704)
        Accrued interest receivable                                                      83,786             177,758
        Other assets                                                                    (13,796)         (1,068,236)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                         10,221              16,052
        Other liabilities                                                                74,324             214,641
                                                                                    -----------         -----------
    Net cash provided by operating activities                                          $926,430           ($976,028)
                                                                                    -----------         -----------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                              $425,000            $250,000
  Purchase of securities held to maturity                                              (190,000)           (524,835)
  Proceeds from sales and maturities of securities available for sale                   605,972           2,465,521
  Purchase of securities available for sale                                            (299,750)         (3,045,408)
  Net increase in loans made to customers                                            (5,577,297)           (455,423)
  Net purchases of premises and equipment                                              (509,807)           (283,241)
                                                                                    -----------         -----------
    Net cash (used in) investing activities                                         ($5,545,882)        ($1,593,386)
                                                                                    -----------         -----------
Cash Flows from Financing Activities
  Net increase in deposits                                                           $1,946,137          $6,292,208
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                                    258,936            (252,674)
  Net proceeds from issuance of capital stock                                            36,258              40,258
  Dividends paid                                                                       (191,415)           (181,191)
                                                                                    -----------         -----------
    Net cash provided by financing activities                                        $2,049,916          $5,898,601
                                                                                    -----------         -----------
    Increase (decrease) in cash and cash equivalents                                ($2,569,536)         $3,329,187
Cash and cash equivalents:
  Beginning                                                                           7,812,804           9,024,415
                                                                                    -----------         -----------
  Ending                                                                             $5,243,268         $12,353,602
                                                                                    ===========         ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                         $1,641,669          $1,329,987
                                                                                    ===========         ===========

    Income Taxes                                                                             $0                  $0
                                                                                             ==                  ==

                        CENTRAL VIRGINIA BANKSHARES, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)


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

ITEM 2      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $451,102 in the first quarter of 1999, an increase of 1.9% from the first quarter of 1998. The results for 1999 reflect primarily an increase in net interest income resulting from an increase in interest earning assets for the quarter. In addition, other income rose only by 32.2% in the current quarter compared to the same period last year. Net income per fully diluted common share for the first quarter of 1999 was $.24 compared to $.23 for the same period in 1998. The Company's annualized return on average equity was 11.07% in the first quarter of 1999, compared to 11.49% for the first quarter of 1998, while the return on average assets amounted to .99% and 1.22% for these periods, respectively.

         Net Interest Income. The Company's net interest income was $1,754,692 for the first quarter of 1999, compared to $1,522,212 for the first quarter of 1998. The increase in net interest income in 1999 was attributable primarily to an increase in average interest earning assets as well as a change in the mix of average interest earning assets. Average interest earning assets were $168.8 million for the first quarter of 1999, compared to $135.3 million for the first quarter of 1998. The largest component change was in the average balance of investment securities, which increased 35% from March 1998. The fully taxable annualized yield on investment securities was 6.94% at March 31, 1999 compared to 7.22% in the previous year.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.16% for the first quarter of 1999, compared to 4.50% for the first quarter of 1998.

         Non-Interest Income. For the first three months of 1999, non-interest income totaled $302,386, an increase of 32.2%, or $73,579, from the same period in 1998. Included in this increase is an increase in service charges on deposit accounts of 46.5% or $64,278. This increase is due to the increase in the number of deposit accounts and not an increase in the amount of the individual fees charged. Fees received on mortgage loans originated for others increased 22.2% to $67,141 in the first quarter of 1999.

         Non-Interest Expenses. The Company's total non-interest expenses for the first quarter of 1999 increased $274,738 or 25% compared to the same period in 1998. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1999 increased 28.9% compared to the same period in 1998. This increase is attributable primarily to increased staffing requirements as the Company has grown in size as well as staffing the Cumberland branch office which was not in operation in the first quarter of 1998. Advertising and public relations expenses decreased 17.1% to $49,534. This decrease is attributable to the first quarter of 1998 including expenses related to the Bank beginning to utilize its new marketing information system as well as preparing to open its new branch in Cumberland, Virginia.

         Income Taxes. The Bank reported income taxes of $183,962 for the first quarter of 1999, compared to $160,939 for the first quarter of 1998. These amounts yielded effective tax rates of 29.0% and 26.7%, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At March 31, 1999, loans increased $5.7 million from December 31, 1998 and $26.0 million from March 31, 1998. The loan to deposit ratio was 73.57% at March 31, 1999, compared to 70.81% at December 31, 1998 and 69.24% at March 31, 1998. As of March 31, 1999, real estate loans accounted for 53.9% of the loan portfolio, consumer loans were 23.8%, and commercial and industrial loans totaled 22.3% of the loan portfolio.

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

         The following table summarizes non-performing loans:

                                                                 March 31         December 31          March 31
                                                                   1999               1998               1998
                                                                   ----               ----               ----
                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                         $244               $237               $106

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)                         494                358                590

Loans restructured and in compliance with
  modified terms (not included in non-
  accrual loans or loans contractually past
  due 90 days or more above)                                          -                  -                  -
                                                                   ----               ----               ----

        TOTAL                                                      $738               $595               $696
                                                                   ====               ====               ====


         Management is not aware of any other loans at March 31, 1999 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.13% at March 31, 1999; 1.14% at December 31, 1998; and 1.31% at
March 31, 1998, respectively. At March 31, 1999 the ratio of the allowance for loan losses to non-performing loans was 178.6%, compared to 212.9% at December 31, 1998 and 170.0% at March 31, 1998.

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

         The provision for loan losses totaled $49,500 for the quarter ended March 31, 1999 and $49,499 for the same period in 1998. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first quarter of 1999, total securities increased to $55.6 million or 30.0% of total assets at March 31, 1999.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 6.94% for the first quarter of 1999, compared to 7.22% for the same period in 1998. The market value of the entire portfolio exceeded the book value by $433,343 at March 31, 1999.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by $1,946,137, or 1.3% between December 31, 1998 and March 31, 1999. Deposits grew by $27.7 million, or 21.5% between March 31, 1998 and March 31, 1999. The average aggregate interest rate paid on deposits was 4.50% in the first quarter of 1999, compared to 4.06% for the same period in 1998. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 1999:

                                                           Time Deposits
                                                       (Dollars in thousands)
                   Three months or less                        $ 2,364
                   Three to twelve months                        5,684
                   Over twelve months                            7,417
                                                               -------
                     Total                                     $15,465

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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of March 31, 1999, with minimum requirements, as defined by regulation, is shown below:

                                                      Minimum                 Actual
                                                    Requirements          March 31, 1999
                                                    ------------          --------------
              Tier 1 risk-based capital                 4.0%                  12.73%
              Total risk-based capital                  8.0%                  13.77%
              Leverage ratio                            3.0%                   8.93%

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

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System as well as the Federal Home Loan Bank of Atlanta. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

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

Year 2000 Issue

         The Company is committed to being a bank that will not have any significant Year 2000 related problems. Our Year 2000 Project Committee, comprised of senior management, and representatives from each major business line and functional area of the Bank, continues to progress toward having all the Bank's systems compliant. The Committee manages and monitors the process to determine that all areas and systems have been reviewed, certified compliant and where possible, tested.

         Our objective is to eliminate or minimize the impact to internal bank operations from Year 2000 problems that could affect any of our individual or business customers, as well as our ability to deliver basic banking services.

         Under current banking regulations, with regard to "Year 2000 Standards for Safety and Soundness", there are several required processes and critical dates that all financial institutions must meet:

                   Process                                       Completion Date           CVB Status
                   -------                                       ---------------           ----------

Review Mission-Critical Systems for Y2K Readiness                    12-31-98               Complete
Renovate and Test Mission-Critical Systems                           03-31-99               Complete
Renovate and Test Non Mission-Critical Systems                       06-30-99              In Process
Business Resumption Contingency Planning                             09-30-99              In Process
Perform Customer Risk Assessments                                    03-31-99               Complete
Engage in Customer and Employee Awareness                            09-30-99              In Process

         We are evaluating and monitoring, to the extent possible, the progress of our external vendors and service providers in becoming Year 2000 compliant. Naturally, there are many services and functions that are beyond the direct control of the Bank, and we are developing a detailed contingency plan that will address what we will do should any problems with these external providers occur. This plan will include, among other things, moving to new vendors if our existing vendors can not continue to provide services or stay in business.

         The Company continues on schedule to meet all regulatory mandated requirements for Year 2000 readiness, specifically:

         o At this time 100% of our externally supported mission-critical systems and services have been certified compliant. We substantially completed all testing by March 31, 1999 as required by regulation.

         o The remaining non mission-critical systems should be certified compliant and appropriately tested by June 30, 1999. This process in currently almost 70% completed, and we anticipate no significant problems in meeting this requirement.

         o We have developed and continue to revise our Year 2000 business resumption plan that will outline and direct our Bank's operations in the event of any mission-critical system failures effecting a core business process. This plan identifies the minimum service levels associated with these core business processes. Real time tests are schedule for this plan in the third and early fourth quarters, to ensure its viability, and provide valuable experience for our branch personnel.

         o The cost of the entire process of becoming Year 2000 compliant should be less than our preliminary estimate of $200,000. A portion of this has already been expensed in the normal course of business during 1998. The remainder is being expensed as incurred or where appropriate, capitalized in 1999, in accordance with generally accepted accounting principles. There is the likelihood that some small final portion will be expensed in the first quarter of 2000.

         o We will be conducting a comprehensive internal information and education process with all our associates regarding Year 2000 issues and contingency plans.

         o Additional correspondence and informational material will be made available to our customers beginning in July 1999 and continuing through the end of the year.

         The Company is proceeding on a well-planned process to have all systems and core business functions ready for the Year 2000. At this time, the Company believes that the most likely worst case Y2K scenario would not have a material effect on the Company's results of operation, liquidity and financial condition for the year ended December 31, 2000. The Company does not foresee a material loss of revenue due to the Y2K issue.

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



                                CENTRAL VIRGINIA BANKSHARES, INC.
                                          (Registrant)


Date:  May 17, 1999             /s/ Ralph Larry Lyons
                                ------------------------------------------------
                                Ralph Larry Lyons, President and Chief Executive
                                Officer (Chief Financial Officer)