Form 10QSB
period 1999-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1999-08-16
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



       For Quarter Ended                          Commission File No.
         June 30, 1999                                  33-9686



                        CENTRAL VIRGINIA BANKSHARES, INC.


              Virginia                                   54-1467806
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

As of August 13, 1999, 1,920,103 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 August 13, 1999

                                      INDEX



Part I.  Financial Information                                         Page No.

Item 1   Financial Statements

         Consolidated Balance Sheets - June 30, 1999
         and 1998.............................................................3

         Consolidated Statements of Income - Three
         Months Ended June 30, 1999 and 1998
         and Six Months Ended June 30, 1999 and 1998..........................4

         Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1999 and 1998..................................5

         Notes to Consolidated Financial Statements -
         June 30, 1999 and 1998 (Unaudited)...................................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation.................................................7-13


Part II.  Other Information

Item 1   Legal Proceedings................................................13-14

Item 4   Submission of Matters to a Vote of
         Security Holders.................................................14-15

Item 6   Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................16

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1999 and 1998
                                   (Unaudited)

                                  ASSETS                                       June 30, 1999        June 30, 1998
                                  ------                                       -------------        -------------
Cash and due from banks                                                            $4,000,002           $4,742,393
Federal funds sold                                                                          0            2,673,000
                                                                                            -            ---------
      Total cash and cash equivalents                                              $4,000,002           $7,415,393
Securities available for sale                                                      25,784,274           25,009,947
Securities held to maturity (approximate market
  value 1999 $26,929,173; 1998 $21,318,779)                                        26,947,775           20,892,558
Mortgage loans held for sale                                                          361,000              739,350
Loans, net                                                                        121,645,849           94,152,981
Bank premises and equipment, net                                                    4,506,273            3,988,048
Accrued interest receivable                                                         1,308,747            1,161,136
Other assets                                                                        2,866,934            3,539,169
                                                                                   ----------           ----------
      Total assets                                                               $187,420,854         $156,898,582
                                                                                 ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand deposits                                                               $23,241,917          $19,547,240
    Interest bearing demand deposits and NOW accounts                              34,296,538           25,632,235
    Savings deposits                                                               19,369,815           15,523,187
    Time deposits, $100,000 and over                                               15,256,141           13,689,170
    Other time deposits                                                            65,735,917           59,690,716
                                                                                  -----------          -----------
                                                                                 $157,900,328         $134,082,548
  Securities sold under repurchase agreements                                       6,898,741              776,724
  FHLB advance                                                                      5,000,000            5,000,000
  Note payable                                                                         27,000               36,000
  Accrued interest payable                                                            350,635              325,258
  Other liabilities                                                                   161,527              207,444
                                                                                     --------             --------
      Total liabilities                                                          $170,338,231         $140,427,974
                                                                                 ------------         ------------

STOCKHOLDERS' EQUITY
  Capital stock, common, par value $1.25;  authorized  6,000,000 shares;
      issued 1,920,103 shares 1999; 1,911,682 shares 1998                          $2,400,129           $2,389,603
  Surplus                                                                           4,306,012            4,207,632
  Retained earnings                                                                10,859,339            9,642,083
  Accumulated other comprehensive income                                            (482,857)              231,290
                                                                                    ---------              -------
      Total stockholders' equity                                                  $17,082,623          $16,470,608
                                                                                  -----------          -----------
      Total liabilities and stockholders' equity                                 $187,420,854         $156,898,582
                                                                                 ============         ============
Loan to Deposit Ratio                                                                  77.04%               70.22%
Book Value                                                                              $8.90                $8.62

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       -----------------------------   -----------------------------
                                                            1999          1998             1999           1998
                                                            ----          ----             ----           ----
Interest income
  Interest and fees on loans                               $2,621,538    $2,242,470       $5,115,553     $4,392,832
  Interest on securities:
    U.S. Government agencies and corporations                 369,565       378,561          764,708        759,841
    U.S. Treasury notes                                        31,577        31,750           63,131         58,275
    States and political subdivisions                         390,967       272,114          789,740        512,724
    Other                                                      99,609        34,634          186,541         53,547
  Interest on federal funds sold                                  145        55,128              310        105,689
                                                                  ---        ------              ---        -------
      Total interest income                                $3,513,401    $3,014,657       $6,919,983     $5,882,908
                                                           ----------    ----------       ----------     ----------
Interest expense
  Interest on deposits                                     $1,476,670    $1,317,159       $2,961,986     $2,578,867
  Interest on federal funds purchased and securities
     sold under repurchase agreements                         100,278        11,050          193,007         21,356
  Interest, FHLB advance                                       73,938        73,938          147,063        147,063
  Interest on note payable                                        540           720            1,260          1,620
                                                                  ---           ---            -----          -----
      Total interest expense                               $1,651,426    $1,402,867       $3,303,316     $2,748,906
                                                           ----------    ----------       ----------     ----------
      Net interest income                                  $1,861,975    $1,611,790       $3,616,667     $3,134,002
  Provision for loan losses                                    49,500        49,500           99,000         98,999
                                                               ------        ------           ------         ------
      Net interest income after provision for
         loan losses                                       $1,812,475    $1,562,290       $3,517,667     $3,035,003
  Other income
    Gain (loss) on sale of securities                          $3,140        ($121)           $3,140        $10,079
    Service charges                                           236,856       160,402          439,372        298,640
    Other                                                      89,659        90,675          189,529        171,044
                                                               ------        ------          -------        -------
      Total other income                                     $329,655      $250,956         $632,041       $479,763
  Other expenses
    Salaries and wages                                       $617,100      $493,900       $1,234,900       $959,800
    Pensions and other employee benefits                       94,436        70,224          188,037        155,939
    Occupancy expense                                          65,767        64,935          134,212        126,680
    Equipment depreciation                                    112,731        84,784          209,581        168,460
    Equipment repairs and maintenance                          67,870        41,477          113,851         84,778
    Advertising and public relations                           47,368        75,314           96,902        135,080
    Federal insurance premiums                                  5,591         4,684           11,067          9,231
    Office supplies, telephone and postage                    113,454        90,662          229,250        182,760
    Taxes and licenses                                         32,078        31,248           67,295         60,894
    Other operating expenses                                  301,337       223,503          545,154        394,885
                                                              -------       -------          -------        -------
      Total other expenses                                 $1,457,732    $1,180,731       $2,830,249     $2,278,507
                                                           ----------    ----------       ----------     ----------
  Income before income taxes                                 $684,398      $632,515       $1,319,459     $1,236,259
  Income taxes                                                203,875       180,480          387,837        341,419
                                                              -------       -------          -------        -------
      Net income                                             $480,523      $452,035         $931,622       $894,840
                                                             ========      ========         ========       ========
  Per share of common stock:
    Income before income taxes                                  $0.36         $0.33            $0.69          $0.65
      Net income                                                $0.25         $0.24            $0.49          $0.47
Weighted average shares                                     1,916,240     1,910,134        1,916,240      1,908,970
Return on average assets                                        1.03%         1.19%            1.01%          1.20%
Return on average equity                                       11.73%        11.51%           11.41%         11.49%

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998

                                                                                    1999                1998
                                                                                    ----                ----
Cash Flows for Operating Activities
  Net Income                                                                        $931,622            $894,840
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                     255,502             209,530
    Provision for loans losses                                                        99,000              98,999
    Amortization and accretion on securities                                          39,554              24,991
    Realized gain on sales of securities available for sale                          (3,140)            (10,079)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                 398,466           (408,000)
        Accrued interest receivable                                                  158,848             157,744
        Other assets                                                               (658,515)         (1,938,096)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                    (25,142)             (2,505)
        Other liabilities                                                          (132,066)              68,604
                                                                                   ---------              ------
    Net cash provided by operating activities                                     $1,064,129          ($903,972)
                                                                                  ----------          ----------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                         $1,125,000            $250,000
  Purchase of securities held to maturity                                          (455,400)         (3,784,351)
  Proceeds from sales and maturities of securities available for sale              3,037,860           5,101,369
  Purchase of securities available for sale                                        (597,500)         (6,915,490)
  Net (increase) decrease in loans made to customers                            (12,176,096)         (5,394,480)
  Net purchases of premises and equipment                                          (480,088)           (657,273)
  Net expenditures on foreclosed real estate                                         (5,436)             (1,465)
                                                                                     -------             -------
    Net cash (used in) investing activities                                     ($9,551,660)       ($11,401,690)
                                                                                ------------       -------------
Cash Flows from Financing Activities
  Net increase in deposits                                                        $3,173,527         $11,409,007
  Repayment of note payable                                                          (9,000)             (9,000)
  Net proceeds from issuance of common stock                                          74,768              76,412
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                               1,818,549           (417,163)
  Dividends paid                                                                   (383,115)           (362,616)
                                                                                   ---------           ---------
    Net cash provided by financing activities                                     $4,674,729         $10,696,640
                                                                                  ----------         -----------
    Increase (decrease) in cash and cash equivalents                            ($3,812,802)        ($1,609,022)
Cash and cash equivalents:
  Beginning                                                                        7,812,804           9,024,415
                                                                                   ---------           ---------
  Ending                                                                          $4,000,002          $7,415,393
                                                                                  ==========          ==========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                      $3,328,458          $2,751,411
                                                                                  ==========          ==========
    Income Taxes                                                                    $369,403            $293,925
                                                                                    ========            ========

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)


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

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $480,523 in the second quarter of 1999, an increase of 6.3% from the second quarter of 1998. These results reflect an increase in net interest income. For the quarter, total interest income rose 24.8%, while net interest income rose 15.5%. The primary source of the increases in interest income was in interest and fees on loans, which rose 16.9%, compared to the same quarter in 1998. This was the result of a 32.4% increase in the balance of loans outstanding from June 30, 1998 to June 30, 1999. Net income per common share for the second quarter of 1999 was $.25 compared to $.24 for the same period in 1998. All per share calculations reflect the 2-for-1 stock split paid in August 1998. The Company's annualized return on average equity was 11.73% in the second quarter of 1999, compared to 11.51% for the second quarter of 1998, while the return on average assets amounted to 1.03% and 1.19% for these periods, respectively.

         The Company's net income for the six months ended June 30, 1999 totaled $931,622, an increase of $36,782, or 4.1%, over the first six months of 1998. The 1999 results reflect primarily a 15.4% increase in net interest income as well as a 31.7% increase in other income. Net income per common share for the first six months of 1999 was $.49 compared to $.47 for the same period in 1998. The Company's annualized return on average equity was 11.41% for the six months ended June 30, 1999, compared to 11.49% for the six months ended June 30, 1998. The return on average assets amounted to 1.01% and 1.20% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,861,975 for the second quarter of 1999, compared to $1,611,790 for the second quarter of 1998. The increase in net interest income in 1999 was attributable primarily to an increase in interest earning assets. Average interest earning assets were $172.6 million for the second quarter of 1999, compared to $140.6 million for the second quarter of 1998. Average loans increased $26 million, or 28.1%, to account for the majority of the increase. For the six months ended June 30, 1998, average interest earning assets rose 22.2% to $170.5 million compared to the same period in 1998.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income; including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.32% for the second quarter of 1999 and 4.24% for the first six months of 1999, compared to 4.59% and 4.49% for the same periods in 1998, respectively.

         Non-Interest Income. In the second quarter of 1999, the Company's total non-interest income totaled $329,655, an increase of 31.4%, or $78,699, compared to 1998. For the first six months of 1999, non-interest income increased by $152,278 or 31.7%, compared to 1998. Included in the results for the first six months of 1999 are fees collected on a successful packaged checking account product that was introduced late in June 1998. In addition, service charges on other deposit products increased as the volume of the accounts increased.

         Non-Interest Expense. The Company's total non-interest expenses for the second quarter and six months ended June 30, 1999 increased $277,001 and $551,742, respectively, compared to the same periods in 1998. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1999 increased by 26.1% for the quarter and 27.5% for the first six months compared to 1998. These increases reflect the staffing of the Cumberland branch office, which opened in June 1998, as well as additional back-office support required as the Bank has grown. Expenses for advertising and public relations decreased 37.1% for the quarter and 28.2% for the six months as the Company had, in 1998, increased its efforts to attract new customers. Increases in equipment depreciation and equipment repairs and maintenance reflect the upgrade of much of the Company's processing equipment over the past year. This equipment had either become outdated or lacked the capacity to efficiently handle the increased number of transactions occurring daily as the Company has grown in size.

         Income Taxes. The Bank reported income taxes of $203,875 for the second quarter and $387,837 for the first six months of 1999, compared to $180,480 and $341,419 for the same periods in 1998, respectively. These amounts yielded effective tax rates of 29.8% for the quarter and 29.4% for the first six months of 1999, compared to 28.5% and 27.6% for the same periods in 1998, respectively.

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

         At June 30, 1999 loans increased $12.1 million from December 31, 1998 and $27.5 million from June 30, 1998. The loan to deposit ratio was 77.04% at June 30, 1999, compared to 70.81% at December 31, 1998, and 70.22% at June 30, 1998. As of June 30, 1999, real estate loans accounted for 54.3% of the loan portfolio, consumer loans were 23.8%, and commercial and industrial loans totaled 21.9%.

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

         The following table summarizes non-performing loans:

                                                                 June 30,          December 31,         June 30,
                                                                   1999                1998               1998
                                                                   ----                ----               ----
                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                         $230                 $237               $146
Loans contractually past due 90 days or more as to
interest or principal payments (not included in
non-accrual loans above)                                            402                  358                446
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)
                                                                     --                   --                 --
                                                                   ----                 ----               ----

        Total                                                      $632                 $595               $592
                                                                   ====                 ====               ====

         Management is not aware of any other loans at June 30, 1999 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.11%, 1.14% and 1.32% at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. At June 30, 1999 the ratio of the allowance for loan losses to non-performing loans was 215.8%, compared to 212.9% at December 31, 1998 and 207.9% at June 30, 1998.

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

         The provision for loan losses totaled $49,500 for each of the quarters ended June 30, 1999 and 1998. For the six month periods ended June 30, 1999 and 1998, the provision for loan losses was $99,000 and $98,999, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first six months of 1999, total securities decreased 6.7% to $52.7 million or 28.1% of total assets at June 30, 1999. At December 31, 1998, total securities were $56.5 million, or 31.0% of total assets and at June 30, 1998, total securities were $45.9 million, or 29.3% of total assets.

         The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at the lower of cost or market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities.

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.06% for the second quarter of 1999 and 7.05% for the first six months of 1999, compared to 7.07% and 6.84% for the same periods in 1998. The book value of the portfolio exceeded the market value by $750,099 at June 30, 1999.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 2.1% between December 31, 1998 and June 30, 1999. The average aggregate interest rate paid on deposits was 3.79% in the second quarter of 1999 and 3.83% for the first six months of 1999, compared to 4.04% and 3.99% for the same periods in 1998. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 1999:

                                                             June 30, 1999
                                                             Time Deposits
                                                             -------------
                                                         (Dollars in Thousands)

                          Three months or less                    $2,232
                          Three to twelve months                   6,156
                          Over twelve months                       6,868
                                                                   -----
                             Total                               $15,256
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of June 30, 1999, with minimum requirements, as defined by regulation, is shown below:

                                                  Minimum            Actual
                                                Requirements     June 30, 1999
                                                ------------     -------------

                  Tier 1 risk-based capital           4.0%             12.48%
                  Total risk-based capital            8.0%             13.51%
                  Leverage ratio                      3.0%              8.90%

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

Year 2000 Issue

         The Company is now confident that it should not have any significant Year 2000 related problems. The Year 2000 Project Committee, continues to manage and monitor the process to ensure that all areas and systems have been reviewed, certified compliant and where practicable, tested. The objective as previously stated is to eliminate or minimize the impact to internal bank operations from Year 2000 problems that could affect any of our individual or business customers, as well as our ability to deliver basic banking services. The required processes pursuant to current banking regulations, with regard to "Year 2000 Standards for Safety and Soundness," have been substantially completed. The Company's current status regarding the several major processes is as follows:

Process                                                      Completion Date    CVB Status

Review Mission-Critical Systems for Y2K Readiness            12-31-98           Complete
Renovate and Test Mission-Critical Systems                   03-31-99           Complete
Renovate and Test Non Mission-Critical Systems               06-30-99           Complete
Business Resumption Contingency Planning                     09-30-99           Complete
Perform Customer Risk Assessments                            03-31-99           Complete
Engage in Customer and Employee Awareness                    09-30-99           In Process

         The Company continues to evaluate and monitor, to the extent possible, the progress of external vendors and service providers in becoming Year 2000 compliant. Considering the services and functions that are beyond the direct control of Central Virginia Bank, a detailed contingency plan has been developed that addresses what will be done should any problems with these external providers occur. The plan includes, among other things, contracting with new vendors if the existing vendor can not continue to provide services or stay in business.

         The Company has substantially meet all regulatory mandated requirements for Year 2000 readiness, specifically:

* At this time 100% of the externally supported mission-critical systems and services have been certified compliant and the Company has substantially completed all required testing.

* Virtually all non mission-critical systems have been certified compliant and where practicable, tested. The process is currently 98% completed, and the Company anticipates no remaining significant problems.

*        The Company has  developed a Year 2000  Business  Resumption  Plan that outlines and directs our operations in the event of any mission-critical system failures effecting a core business process. The plan identifies the minimum service levels associated with these core business processes. Real time tests of the Retail Banking Business Resumption Plan have been successfully conducted and further more extensive tests are scheduled for the plan in August. These tests ensure the plan's viability, and provide valuable experience for our branch personnel.

* The cost of the entire process of becoming Year 2000 compliant should be less than our preliminary estimate of $200,000. The majority of all such related costs have been expensed in the normal course of business during 1998 and 1999. Where appropriate, certain equipment acquisition costs have been capitalized in 1999, in accordance with generally accepted accounting principles. There is the likelihood that some small final portion may be expensed in the first quarter of 2000.

* We are currently engaged in conducting a comprehensive internal information and education process for all associates regarding Year 2000 issues, contingency plans, and customer relations.

* Additional Y2K awareness correspondence and consumer information intended to alert customers of potential Y2K consumer fraud will be available to customers through the retail branch network, and future mailings, which will continue through the end of the year.

         The Company has well-planned and managed process to ensure all systems and core business functions are ready for the Year 2000. The Company believes that the most likely worst case Y2K scenario would not have a material effect on the Company's results of operation, liquidity and financial condition for the year ended December 31, 2000. The Company does not foresee a material loss of revenue resulting from any Y2K related issue. However, while the contingency plan is based on assessments of the likelihood of occurrence of possible scenarios, the Company believes that no entity can reasonably address the unlimited possible circumstances relating to Y2K issues. While unlikely, it is acknowledged that the failure of the Company to successfully implement its Y2K plan, or to adequately assess the likelihood of various external events relating to the Y2K issue, could have a material adverse effect on the Company's results of operations and financial condition.

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

Part II.  Other Information

ITEM 1   LEGAL PROCEEDINGS

         In May 1999, Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic (collectively "Old Republic"), commenced an action against the Bank that is now pending in the Circuit Court for the County of Chesterfield, VA. Old Republic alleges that after a title agency and real estate settlement business, Alliance Title

Escrow, Ltd., failed, Old Republic discovered that the president of Alliance Title had misappropriated approximately $1.6 million entrusted to Alliance Title by various lenders in connection with residential real estate closings in which Old Republic had issued or agreed to issue title insurance policies. Old Republic alleges that the Bank knew or should have known of the misappropriation of funds from the Alliance Title accounts maintained with the Bank and that the Bank and co-defendant were involved in a conspiracy. Old Republic claims compensatory damages of $1.6 million, and further claims that these damages can be trebled and that Old Republic can recover its attorney's fees. Old Republic has also made a claim to recover punitive damages in the amount of $350,000. The Bank has denied all liability and is vigorously defending the case. The Bank has made a motion to dismiss the entire case which is pending at this time. Although the Bank is vigorously defending the case, the outcome of the litigation is uncertain.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Shareholders meeting was held on April 27, 1999.

         (b)      Directors elected at the meeting for a three year term were:

                  1.       Ralph Larry Lyons
                  2.       Garland L. Blanton, Jr.
                  3.       Fleming V. Austin

                  Directors with continuing terms were:

                  1.       Elwood C. May
                  2.       Charles B. Goodman
                  3.       Charles W. Binford
                  4.       John B. Larus
                  5.       James T. Napier

         (c)      Matters voted upon:

                  1. Election of Ralph Larry Lyons as a director for a three year term:

                           Votes for...................1,593,872
                           Votes withheld..................5,707

                  2. Election of Garland L. Blanton, Jr. as a director for a three year term:

                           Votes for...................1,593,872
                           Votes withheld..................5,707

                  3. Election of Fleming V. Austin as a director for a three year term:

                           Votes for...................1,590,868
                           Votes withheld..................8,711

                  4.       Ratification of Auditors:

                           Votes for...................1,593,090
                           Votes against...................2,730
                           Votes abstained.................3,759

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



                                CENTRAL VIRGINIA BANKSHARES, INC.
                                          (Registrant)


Date:  August 16, 1999          /s/ Ralph Larry Lyons
                                ------------------------------------------------
                                Ralph Larry Lyons, President and Chief Executive
                                Officer (Chief Financial Officer)