Form 10QSB
period 1999-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 1999-11-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



 For Quarter Ended                                           Commission File No.
September 30, 1999                                               000-24002




                        CENTRAL VIRGINIA BANKSHARES, INC.


           Virginia                                               54-1467806
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

As of November 15, 1999, 1,923,156 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                November 15, 1999

                                      INDEX



Part I.  Financial Information                                          Page No.

Item 1   Financial Statements

         Consolidated Balance Sheets - September 30, 1999
         and 1998..............................................................3

         Consolidated Statements of Income - Three
         Months Ended September 30, 1999 and 1998
         and Nine Months Ended September 30, 1999 and 1998.....................4

         Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1999 and 1998..............................5

         Notes to Consolidated Financial Statements -
         September 30, 1999 and 1998 (Unaudited)...............................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation..................................................7-13


Part II.  Other Information

Item 1   Legal Proceedings....................................................13

Item 6   Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998
                                   (Unaudited)

                                  ASSETS                                       Sept. 30, 1999      Sept. 30, 1998
                                  ------                                       --------------      --------------
Cash and due from banks                                                            $5,671,789           $7,827,302
Federal funds sold                                                                          0            4,892,000
                                                                                            -            ---------
      Total cash and cash equivalents                                              $5,671,789          $12,719,302
Securities available for sale                                                      19,599,615           24,583,207
Securities held to maturity (approximate market
  value 1999 $27,008,221; 1998 $22,247,347)                                        27,079,306           21,586,507
Mortgage loans held for sale                                                          345,000            1,028,350
Loans, net                                                                        129,210,669          100,682,410
Bank premises and equipment, net                                                    4,631,976            4,176,728
Accrued interest receivable                                                         1,354,445            1,252,043
Other assets                                                                        2,395,692            2,428,926
                                                                                 ------------         ------------
      Total assets                                                               $190,288,492         $168,457,473
                                                                                 ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

LIABILITIES
-----------
  Deposits:
    Demand deposits                                                               $21,840,979          $20,800,669
    Interest bearing demand deposits and NOW accounts                              35,469,295           28,451,000
    Savings deposits                                                               19,314,632           15,593,724
    Time deposits, $100,000 and over                                               14,719,665           16,226,565
    Other time deposits                                                            65,390,868           64,781,084
                                                                                 ------------         ------------
                                                                                 $156,735,439         $145,853,042
  Federal funds purchased and securities sold under repurchase
    agreements                                                                     10,796,987              147,416
  FHLB advance                                                                      5,000,000            5,000,000
  Note payable                                                                         27,000               36,000
  Accrued interest payable                                                            363,753              351,522
  Other liabilities                                                                   142,819              179,443
                                                                                 ------------         ------------
      Total liabilities                                                          $173,065,998         $151,567,423
                                                                                 ------------         ------------

STOCKHOLDERS' EQUITY
--------------------
  Capital stock, common, par value $1.25; authorized 6,000,000
    shares; issued 1,923,156 shares 1999; 1,911,694 shares 1998                    $2,403,945           $2,389,603
  Surplus                                                                           4,337,689            4,207,632
  Retained earnings                                                                11,150,568            9,933,016
  Accumulated other comprehensive income                                            (669,708)              359,799
                                                                                 ------------         ------------
      Total stockholders' equity                                                  $17,222,494          $16,890,050
                                                                                 ------------         ------------
      Total liabilities and stockholders' equity                                 $190,288,492         $168,457,473
                                                                                 ============         ============
Loan to Deposit Ratio                                                                  82.44%               69.03%
Book Value                                                                              $8.96                $8.84

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                       -----------------------------   -----------------------------
                                                            1999          1998             1999           1998
                                                            ----          ----             ----           ----
Interest income
  Interest and fees on loans                             $2,816,359    $2,366,132       $7,931,912     $6,758,964
  Interest on securities:
    U.S. Government agencies and corporations               267,356       393,623        1,032,064      1,153,464
    U.S. Treasury securities                                 31,442        31,611           94,573         89,886
    States and political subdivisions                       391,796       294,362        1,181,536        807,086
    Other                                                    96,624        29,761          283,165         83,308
  Interest on federal funds sold                              1,388        61,555            1,698        167,244
                                                         ----------    ----------      -----------     ----------
      Total interest income                              $3,604,965    $3,177,044      $10,524,948     $9,059,952
                                                         ----------    ----------      -----------     ----------
Interest expense
  Interest on deposits                                   $1,486,531    $1,420,469       $4,448,517     $3,999,336
  Interest on federal funds purchased and securities
     sold under repurchase agreements                       100,439        10,743          293,446         32,099
  Interest on FHLB advance                                   74,750        74,750          221,813        221,813
  Interest on note payable                                      540           720            1,800          2,340
                                                         ----------    ----------      -----------     ----------
      Total interest expense                             $1,662,260    $1,506,682       $4,965,576     $4,255,588
                                                         ----------    ----------       ----------     ----------
      Net interest income                                $1,942,705    $1,670,362       $5,559,372     $4,804,364
  Provision for loan losses                                  60,000        49,500          159,000        148,499
                                                         ----------    ----------      -----------     ----------
      Net interest income after provision for
         loan losses                                     $1,882,705    $1,620,862       $5,400,372     $4,655,865
  Other income
    Service charges                                        $266,282      $183,719         $705,654       $482,359
  Realized gain on sales of securities available
    for sale                                                  2,763             0            5,903         10,079
  Other                                                      81,852       107,100          271,381        278,144
                                                         ----------    ----------      -----------     ----------
      Total other income                                   $350,897      $290,819         $982,938       $770,582
  Other expenses
    Salaries and wages                                     $657,600      $558,400       $1,892,500     $1,518,200
    Pensions and other employee benefits                    117,494        91,655          305,531        247,594
    Occupancy expense                                        67,668        72,524          201,880        199,204
    Equipment depreciation                                  136,655        93,416          346,236        261,876
    Equipment repairs and maintenance                        55,986        44,285          169,837        129,063
    Advertising and public relations                         39,074        61,995          135,976        197,075
    Federal insurance premiums                                5,589         4,841           16,656         14,072
    Office supplies, telephone and postage                   98,009        95,089          327,259        277,849
    Taxes and licenses                                       33,450        28,137          100,745         89,031
    Other operating expenses                                341,649       197,639          886,803        592,524
                                                         ----------    ----------      -----------     ----------
      Total other expenses                               $1,553,174    $1,247,981       $4,383,423     $3,526,488
                                                         ----------    ----------      -----------     ----------
  Income before income taxes                               $680,428      $663,700       $1,999,887     $1,899,959
  Income taxes                                              197,185       187,360          585,022        528,779
                                                         ----------    ----------      -----------     ----------
      Net income                                           $483,243      $476,340       $1,414,865     $1,371,180
                                                         ==========    ==========      ===========     ==========
  Per share of common stock:
    Income before income taxes                                $0.35         $0.35            $1.04          $0.99
      Net income                                              $0.25         $0.25            $0.74          $0.72
Weighted average shares                                   1,920,800     1,911,692        1,917,776      1,909,886
Return on average assets                                      1.04%         1.18%            1.02%          1.20%
Return on average equity                                     11.86%        12.13%           11.55%         11.64%
See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998

                                                                                     1999                1998
                                                                                     ----                ----
Cash Flows for Operating Activities
  Net Income                                                                      $1,414,865          $1,371,180
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                     414,843             325,572
    Amortization                                                                         270                 385
    Provision for loans losses                                                       159,000             148,499
    Amortization and accretion on securities                                          62,437              35,383
    Realized gain on sales of securities available for sale                          (5,903)            (10,079)
    Loss on sale of foreclosed real estate                                            32,775                   0
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                 414,466           (697,000)
        Accrued interest receivable                                                  113,150              66,837
        Other assets                                                               (187,273)           (827,853)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                    (12,024)              23,759
        Other liabilities                                                          (150,774)              40,603
                                                                               -------------       -------------
    Net cash provided by operating activities                                     $2,255,832            $477,286
                                                                               -------------       -------------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                         $1,830,000          $1,635,000
  Purchase of securities held to maturity                                        (1,304,824)         (5,370,328)
  Proceeds from sales and maturities of securities available for sale              8,926,183          10,009,308
  Purchase of securities available for sale                                        (597,500)        (11,858,548)
  Net (increase) decrease in loans made to customers                            (19,892,766)        (11,889,939)
  Net purchases of premises and equipment                                          (765,132)           (961,995)
  Proceeds from sale of foreclosed real estate                                       163,950                   0
  Net expenditures on foreclosed real estate                                         (8,326)             (2,112)
                                                                               -------------       -------------
    Net cash (used in) investing activities                                    ($11,648,415)       ($18,438,614)
                                                                               -------------       -------------
Cash Flows from Financing Activities
  Net increase in deposits                                                        $2,008,638         $23,179,501
  Repayment of note payable                                                          (9,000)             (9,000)
  Net proceeds from issuance of capital stock                                        110,261              76,412
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                               5,716,795         (1,046,471)
  Dividends paid                                                                   (575,126)           (544,227)
                                                                               -------------       -------------
    Net cash provided by financing activities                                     $7,251,568         $21,656,215
                                                                               -------------       -------------
    Increase (decrease) in cash and cash equivalents                            ($2,141,015)          $3,694,887
Cash and cash equivalents:
  Beginning                                                                        7,812,804           9,024,415
                                                                               -------------       -------------
  Ending                                                                          $5,671,789         $12,719,302
                                                                               =============       =============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                      $4,977,600          $4,231,829
                                                                               =============       =============
    Income Taxes                                                                    $583,856            $486,165
                                                                               =============       =============

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)


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

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $483,243 in the third quarter of 1999, an increase of 1.4% from the third quarter of 1998. The earnings for the third quarter of 1999 were positively affected by increased interest and fee income from loans. This increase is attributable to a 28.3% increase in the volume of loans since the end of the third quarter of 1998.

         Net interest income increased by 16.3% for the third quarter of 1999 compared to the same period in 1998. This is the result of an increase of 19.8% in the average balance of interest earning assets in the 1999 quarter compared to the same period in 1998, primarily in the amount of loans outstanding. Another factor in the results for the quarter ended September 30, 1999 is a 24.5% rise in other expenses. This is mainly the result of costs associated with Year 2000 as well as equipment and personnel expenses attributable to continuing investment in technology and the general growth of the Bank. Net income per common share for the third quarter of 1999 was $.25 which was the same as the comparable period in 1998. The Company's annualized return on average equity was 11.86% in the third quarter of 1999, compared to 12.13% for the third quarter of 1998, while the return on average assets amounted to 1.04% and 1.18% for these same periods, respectively.

         The Company's net income for the nine months ended September 30, 1999 totaled $1,414,865, an increase of 3.2% over the first nine months of 1998. This increase is also primarily the result of the increase in interest income resulting from the 19.8% increase in volume of average interest earning assets. Net income per common share for the first nine months of 1999 was $.74 compared to $.72 for the same period in 1998. The Company's annualized return on average equity was 11.55% for the nine months ended September 30, 1999, compared to 11.64% for the nine months ended September 30, 1998. The return on average assets amounted to 1.02% and 1.20% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,942,705 for the third quarter of 1999, compared to $1,670,362 for the third quarter of 1998. The increase in net interest income in 1999 was attributable primarily to the increase in the loans outstanding component of the Company's average interest earning assets. Average interest earning assets were $173.3 million for the third quarter of 1999, compared to $150.3 million for the third quarter of 1998. Average loans outstanding increased $26.1 million, or 26.3% to an average of $125.6 million for the quarter ended September 30, 1999. Average investment securities increased 2.6% to $47.6 million for the quarter ended September 30, 1999. For the nine months ended September 30, 1999, average interest earning assets rose 19.8% to $171.9 million compared to the same period in 1998.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.48% for the third quarter of 1999 compared to 4.44% in 1998. For the nine months ended September 30, 1999 the net interest margin was 4.31% compared to 4.47% for the same period of 1998.

         Non-Interest Income. In the third quarter of 1999, the Company's total non-interest income totaled $350,897, an increase of 20.7%, or $60,078, compared to 1998. Of the various components of non-interest income, this increase is primarily attributable to an increase in service charges collected on deposit accounts. This increase is due to an increase in the number and volume of demand deposit accounts. For the first nine months of 1999, non-interest income increased by $212,356 or 27.6% compared to 1998. This increase is also related to the increase in service charges on deposit accounts.

         Non-Interest Expense. The Company's total non-interest expenses for the third quarter ended September 30, 1999 increased $305,193, or 24.5% and for the nine month period ended September 30, 1999 increased $856,935, or 24.3% compared to the same periods in 1998. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 1999 increased $125,039 for the quarter and $432,237 for the first nine months compared to 1998. These increases represent regular annual salary increases as well as staffing for the new Cumberland branch office, which opened in June 1998, as well as increased staffing to support the overall growth of the Bank. Occupancy and equipment expenses increased 23.8% for the quarter and 21.7% for the nine month period primarily due to the continuing investment in technology, as out-dated computer hardware and software are replaced. Expenses for advertising and public relations decreased 37.0% for the quarter and 31.0% for the nine months ended September 30, 1999 as the 1998 numbers included expenditures related to the Bank's enhanced efforts to attract new customers. The success of this effort has been noted previously in the increases in loans and deposit accounts.

         Income Taxes. The Company reported income taxes of $197,185 for the third quarter and $585,022 for the first nine months of 1999, compared to $187,360 and $528,779 for the same periods in 1998, respectively. These amounts yielded effective tax rates of 29.0% for the quarter and 29.3% for the first nine months of 1999, compared to 28.2% and 27.8% for the same periods in 1998, respectively. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At September 30, 1999 loans increased $19.64 million from December 31, 1998 and $28.53 million from September 30, 1998. The loan-to-deposit ratio was 82.4% at September 30, 1999, compared to 69.9% at December 31, 1998, and 69.0% at September 30, 1998. As of September 30, 1999, real estate loans accounted for 52.4% of the loan portfolio, consumer loans were 23.7%, and commercial and industrial loans totaled 23.9%.

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

         The following table summarizes non-performing loans:

                                                                 Sept. 30,          December 31,        Sept. 30,
                                                                   1999                1998               1998
                                                                   ----                ----               ----
                                                                              (Dollars in Thousands)
Loans accounted for on a non-accrual basis                         $312                $237               $309
Loans contractually past due 90 days or more as to
  interest or principal payments (not included in
  non-accrual loans above)                                          334                 358                636
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)                      --                  --                 --
                                                                   ----                ----               ----
        Total                                                      $646                $595               $945
                                                                   ====                ====               ====

         Management is not aware of any other loans at September 30, 1999 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.08%, 1.14% and 1.25% at September 30, 1999, December 31, 1998 and September 30, 1998, respectively. At September 30, 1999 the ratio of the allowance for loan losses to non-performing loans was 218.1%, compared to 212.9% at December 31, 1998 and 135.1% at September 30, 1998.

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

         The provision for loan losses totaled $60,000 for the quarter ended September 30, 1999 and $49,500 for the same period in 1998. For the nine month periods ended September 30, 1999 and 1998, the provision for loan losses totaled $159,000 and $148,499, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first nine months of 1998, total securities decreased 17.4% to $46.7 million, or 24.5% of total assets at September 30, 1999. At December 31, 1998, total securities were $56.5 million, or 30.9% of total assets and at September 30, 1998, total securities were $46.2 million, or 27.4% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 6.94% for the third quarter and 7.13% for the first nine months of 1999, compared to 7.11% and 7.14% for the same periods in 1998. The book value of the portfolio exceeded the market value by $1,093,438 at September 30, 1999.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 1.3% between December 31, 1998 and September 30, 1999. The average aggregate interest rate paid on deposits was 3.79% in the third quarter of 1999 and 3.82% for the first nine months of 1999, compared to 4.07% and 4.01% for the same periods in 1998. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 1999:

                                                        September 30, 1999
                                                           Time Deposits
                                                           -------------
                                                      (Dollars in Thousands)

                   Three months or less                        $2,342
                   Three to twelve months                       6,168
                   Over twelve months                           6,210
                                                                -----
                      Total                                   $14,720

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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of September 30, 1999, with minimum requirements, as defined by regulation, is shown below:

                                              Minimum               Actual
                                            Requirements      September 30, 1999
                                            ------------      ------------------

         Tier 1 risk-based capital              4.0%                12.03%
         Total risk-based capital               8.0%                13.05%
         Leverage ratio                         3.0%                 8.98%

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

Year 2000 Issue

         The Company continues with its managed process to ensure all systems and core business functions are prepared for the Year 2000. The Company remains steadfast in its commitment to eliminate or minimize the impact to internal bank operations from Year 2000 problems that could adversely affect any of its individual or business customers, as well as its ability to deliver basic banking services. The Company remains confident, based largely upon its testing, remediation, third party certifications, and contingency planning, that no significant problems should be experienced by customers as a result of a failure of any of the systems and processes over which it has direct control.

         All of the required processes and steps outlined by the Company's primary regulator as well as the Federal Financial Institutions Examination Council (FFIEC) have been substantially met. The Company continues to evaluate and monitor, to the extent possible, the progress of its external vendors and service providers in becoming Year 2000 compliant.

         Giving consideration to possible disruptions in services and functions upon which the Company depends, and which are beyond its direct control, a detailed contingency plan has been developed that addresses what will be done should any problems occur with these external vendors and/or service providers. The plan includes, among other things, operating the various branch banking locations in a totally manual mode, i.e. without any automated systems, electrical power or communications, as well as contracting with new vendors should the existing service provider be unable to continue to provide services or stay in business. The retail and commercial banking business resumption portion of this plan was successfully tested in a live environment in August at one branch, and will be further tested at several others during the fourth quarter of 1999.

         As previously disclosed, the costs of becoming Year 2000 compliant will be less than our preliminary estimate of $200,000. The majority of all such related costs have been expensed in the normal course of business during 1998 and 1999. Where appropriate, certain equipment acquisition costs have been capitalized in 1999, in accordance with generally accepted accounting principles. In several instances the Company's investment in new or upgraded EDP equipment that occurred in 1999 would have  occurred  regardless  of Year 2000  issues,  as part of its  regular equipment replacement and system upgrade process, and therefore is not considered a Year 2000 related cost.

         The Company believes that the most likely worst case Year 2000 scenario would not have a material effect on the Company's results of operation, liquidity and financial condition for the year ended December 31, 2000. The Company does not foresee a material loss of revenue resulting from any Year 2000 related issue. However, while the contingency plan is based on assessments of the likelihood of occurrence of various scenarios, the Company believes that no entity can reasonably address the unlimited possible circumstances relating to Year 2000 issues. While unlikely, it is acknowledged that the failure of the Company to successfully implement its Year 2000 plan, or to adequately assess the likelihood of various external events relating to the Year 2000 issue, could have a material adverse effect on the Company's results of operations and financial condition.

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


Part II.   Other Information
----------------------------

ITEM 1   LEGAL PROCEEDINGS

         In May 1999, Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic (collectively "Old Republic"), commenced an action against the Bank that is now pending in the Circuit Court for the County of Chesterfield, Virginia. Old Republic alleges that after a title agency and real estate settlement business, Alliance Title Escrow, Ltd., failed, Old Republic discovered that the president of Alliance Title had misappropriated approximately $1.6 million entrusted to Alliance Title by various lenders in connection with residential real estate closings in which Old Republic had issued or agreed to issue title insurance policies. Old Republic alleges that the Bank knew or should have known of the misappropriation of funds from the Alliance Title accounts maintained with the Bank and that the Bank and the co-defendant were involved in a conspiracy. Old Republic claims compensatory damages of $1.6 million, and further claims that these damages can be trebled and that Old Republic can recover its attorney's fees. Old Republic has also made a claim to recover punitive damages in the amount of $350,000. The Bank has denied all liability and is vigorously defending the case. The Bank has made a motion to dismiss the entire case which is pending at this time. Although the Bank is vigorously defending the case, the outcome of the litigation is uncertain.

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



                                CENTRAL VIRGINIA BANKSHARES, INC.
                                         (Registrant)


Date: November 15, 1999         /s/ Ralph Larry Lyons
                                ------------------------------------------------
                                Ralph Larry Lyons, President and Chief Executive
                                Officer (Chief Financial Officer)