Form 10KSB40
period 1999-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2000-03-30
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999    Commission file number: 000-24002


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

          Issuer's telephone number including area code: (804) 598-4216

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

Yes X   No
   ---    ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $15.6 million.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $16,486,293 computed by reference to the last sales price of $9.125 per share as of March 3, 2000, on The Nasdaq Stock Market SM, as reported in published financial sources.

         At March 3, 2000, there were 1,923,156 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes    No X
            ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE


Document of the Registrant                   Form 10-KSB Reference Location
--------------------------                   ------------------------------

2000 Proxy Statement                         Part III

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

Lending Activities

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans and commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland and western Chesterfield Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area. The principal economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage this risk, the Bank's policy gives loan amount approval limits to individual loan officers based on their level of experience. All unsecured loans in excess of $30,000 and all secured loans in excess of $150,000 are approved by the Bank's Senior Loan Committee. All unsecured loans in excess of $100,000 and all secured loans in excess of $500,000 must be approved by the Board of Directors. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Bank's real estate construction loans are for pre-sold or contract homes.

         Residential Mortgage Loans. Residential mortgage loans are made in amounts up to 80.0% of the appraised value of the security property. Residential mortgage loans are underwritten using specific qualification guidelines which are intended to assure that such loans may be eligible for sale into the secondary mortgage market. The Bank generally requires an appraisal by a licensed outside appraiser for all loans secured by real estate. In some isolated instances where the Bank is familiar with the subject property, the current assessed value or an assessment by Bank lenders may be accepted. The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank. The Bank originates residential mortgage loans that are sold in the secondary market. These loans are generally either one-year adjustable rate mortgages ("ARMs") or fifteen to thirty year fixed rate mortgages. Substantially all permanent residential mortgages made for the Bank's own portfolio are made as three-year ARMs.

         The Bank's ARMs are subject to limitations of 2.0% per three year period on interest rate increases and decreases. In addition, ARMs currently originated by the Bank provide for a lifetime cap of 6.0% or less from the borrower's initial interest rate. All changes in the interest rate must be based on the movement of an external index agreed to by the Bank and the borrower.

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

         Commercial Mortgage Loans. The Bank does not actively seek commercial permanent mortgage loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. Such requests from Bank customers and concerning properties in the Bank's established trade area are considered.

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

         Consumer Lending. The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.

         Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank's market area. At December 31, 1999, commercial business loans were $20.1 million or 15.5% of the Bank's total loan portfolio, a majority of which were secured by real estate. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers and the concentration of such loans in the Bank's portfolio. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 1999, the majority of the Bank's non-performing loans were commercial loans.

Competition

         The Bank encounters strong competition for its banking services within its primary service area from other community banks and larger banks in the Richmond metropolitan area. Financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In addition, the Bank must compete for deposits with money market mutual funds that are marketed nationally. Many of the Bank's competitors have substantially greater resources than the Bank. Additionally, new community banks have recently opened in both Powhatan and Midlothian. The internet is also providing an increasing amount of price oriented competition which the Bank anticipates to become more intense. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

         The Company and the Bank had 80 full-time and 17 part-time employees at December 31, 1999. Employee relations have been good. The Bank sponsors a Profit Sharing/Retirement Plan for its employees. In addition, the Company recently implemented a 401(k) plan effective in 2000.

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

         As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1999, the Bank had $2.9 million of retained earnings legally available for the payment of dividends.

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

         Capital Requirements. The Federal Reserve Board has published risk-based capital guidelines which are applicable to bank holding companies. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The Company's Tier 1 and Total Capital ratios as of December 31, 1999 were 11.8% and 12.8%, respectively.

         In addition, the Federal Reserve Board has established minimum Leverage ratio (Tier 1 capital to quarterly average assets less goodwill) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage ratio as of December 31, 1999 was 9.5%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The Bank is subject to capital requirements adopted by the Federal Reserve Board that are the same as those that apply to the Company. At December 31, 1999 the Bank's total capital, Tier 1 capital and leverage ratios were 13.3%, 12.3% and 9.1%, respectively.

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

ITEM 3.      LEGAL PROCEEDINGS

         In May 1999, Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic (collectively "Old Republic"), commenced an action against the Bank that is now pending in the Circuit Court for the County of Chesterfield, Virginia. Old Republic alleges that after a title agency and real estate settlement business, Alliance Title and Escrow, Ltd., failed, Old Republic discovered that the president of Alliance Title had misappropriated approximately $1.6 million entrusted to Alliance Title by various lenders in connection with residential real estate closings in which Old Republic had issued or agreed to issue title insurance policies. Old Republic alleges that the Bank knew or should have known of the misappropriation of funds from the Alliance Title accounts maintained with the Bank and that the Bank and the co-defendant were involved in a conspiracy. Old Republic claims compensatory damages of $1.6 million, and further claims that these damages can be trebled and that Old Republic can recover its attorney's fees. Old Republic has also made a claim to recover punitive damages in the amount of $350,000. In March 2000, Old Republic amended its lawsuit to add one former and two current Bank employees as defendants, but made no other substantial changes to its allegations. The Bank has denied all liability and is vigorously defending the case. The Bank has made a motion to dismiss the entire case which is pending at this time. Although the Bank is vigorously defending the case, the outcome of the litigation is uncertain.

         Additionally, in March 2000, the trustee in bankruptcy for Alliance Title filed an adversary proceeding against Alliance Title's former president and the Bank in the United States Bankruptcy Court for the Eastern District of Virginia. The complaint seeks judgment against the Bank and the former president of Alliance Title on a number of different theories of recovery, including that payments made by Alliance Title to the Bank in the 90-day period prior to bankruptcy constitute preferential payments under federal bankruptcy law and are therefore recoverable by the trustee. Although the Bank denies the allegations of the trustee and is vigorously defending the case, the outcome of this litigation is uncertain at this time.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         Central Virginia Bankshares, Inc common stock trades on the Nasdaq Stock Market under the symbol "CVBK". As of March 3, 2000, the Company had approximately 858 shareholders of record.

         The following table shows dividends paid and the high and low trade prices by quarter for the past two years according to Nasdaq (figures reflect 2-for-1 stock split issued in August 1998):

                                            1999                                             1998
                         --------------------------------------------    ---------------------------------------------
                                                         Dividends                                        Dividends
                          High Trade      Low Trade        Paid            High Trade      Low Trade        Paid
                          ----------      ---------        ----            ----------      ---------        ----
First Quarter                $14.375       $12.000          $.10             $22.813        $14.00           $.095
Second Quarter                13.00         12.00            .10              20.25          16.50            .095
Third Quarter                 12.75         11.00            .10              17.313         12.25            .095
Fourth Quarter                12.00          9.8125          .10              15.50          12.75            .10

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The Company's net income for the year ended December 31, 1999 was $1,960,090, a slight increase of 1.2% from 1998. This increase reflects a 17.1% increase in net interest income, which was primarily due to a 18.6% increase in average interest earning assets for the year. In addition, other income rose 15.7% primarily due to a 43.0% increase in deposit fees and other service charges on deposit accounts. The increase in these fees is primarily due the increased number of deposit accounts outstanding, which began increasing in 1998 and continued to grow during 1999. Net income per common share was $1.02 in 1999 compared to $1.01 in 1998. All per share data reflect a 2-for-1 stock split paid in August 1998.

         The Company's net income totaled $1,936,367 in 1998, an increase of 5.6% from 1997. These results also reflect an increase in the net interest income. Average interest-earning assets increased 17.9% in 1998, which included a 50.7% increase in average investment securities outstanding. In addition, other income rose 51.2% primarily due to an 18.2% increase in service charges on deposit accounts as well as 128% increase in other income. Net income per common share was $1.01 in 1998 compared to $.96 in 1997.

         The Company's return on average equity was 11.3% in 1999, compared to 12.2% and 12.6% in 1998 and 1997, respectively. Return on average assets amounted to 1.05%, 1.23% and 1.38% for these same years.

         Net Interest Income. The Company's net interest income was $7,570,848 in 1999, compared to $6,466,420 and $6,090,879 for 1998 and 1997, respectively.

         The following table sets forth the Company's average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

                                                            Year Ended December 31,
                           -------------------------------------------------------------------------------------------
                                      1999                            1998                            1997
                           ----------------------------    ----------------------------    ---------------------------
                            Average             Yield/      Average             Yield/      Average            Yield/
                            Balance   Interest   Rate       Balance   Interest   Rate       Balance   Interest  Rate
                            -------   --------   ----       -------   --------   ----       -------   --------  ----
                                                             (dollars in thousands)
Interest earning assets:
Federal funds sold               $56        $3   5.36%        $3,747      $210   5.60%        $5,510     $315   5.72%
                                 ---        --   -----        ------      ----   -----        ------     ----   -----

Securities: (5)
  U.S. Treasury and other
    U.S. government
    agencies and
    corporations             $22,028    $1,415   6.42%       $25,546    $1,678   6.57%       $17,278   $1,170   6.77%
  States and political
    subdivisions (3)          25,029     1,833   7.32%        19,101     1,491   7.81%        12,544    1,008   8.03%
  Other securities             5,231       391   7.47%         1,821       141   7.74%         1,012       72   7.11%
                               -----       ---   -----         -----       ---   -----         -----       --   -----

    Total securities (3)      52,288     3,639   6.96%        46,468     3,310   7.12%        30,834    2,250   7.29%
                              ------     -----   -----        ------     -----   -----        ------    -----   -----

Loans (1)(2)(4)              121,783    10,871   8.93%        96,560     9,131   9.46%        88,180    8,657   9.82%
                             -------    ------   -----        ------     -----   -----        ------    -----   -----

  Total interest-earning
    assets (3)              $174,127   $14,513   8.33%      $146,775   $12,651   8.62%      $124,524  $11,222   9.01%
                            ========   =======   =====      ========   =======   =====      ========  =======   =====

Interest bearing
liabilities:
Deposits:
  Interest bearing demand    $33,789      $974   2.88%       $26,219      $754   2.88%       $21,668     $637   2.94%
  Savings                     18,949       613   3.24%        15,361       497   3.24%        13,602      441   3.24%
  Other time                  80,986     4,334   5.35%        75,083     4,266   5.68%        62,634    3,568   5.70%
                              ------     -----   -----        ------     -----   -----        ------    -----   -----

    Total deposits           133,724     5,921   4.43%       116,663     5,517   4.73%        97,904    4,646   4.75%

Federal funds purchased
  and securities sold
  under
  repurchase agreements        6,094       325   5.33%           754        44   5.84%         1,101       55   5.00%
FHLB borrowings                7,338       427   5.82%         5,000       297   5.94%         2,480      145
Long-term debt                    29         2   6.90%            38         3   7.89%            47        4   8.51%
                                  --         -   -----            --         -   -----            --        -   -----
  Total interest-bearing
    liabilities             $147,185    $6,675   4.54%      $122,455    $5,861   4.79%      $101,532   $4,850   4.78%
                            ========    ======   =====      ========    ======   =====      ========   ======   =====

Net interest spread                     $7,838   3.79%                  $6,790   3.83%                 $6,372   4.23%
                                        ======   =====                  ======   =====                 ======   =====

Net interest margin                              4.50%                           4.63%                          5.12%
                                                 =====                           =====                          =====

--------------
(1)   Installment loans are stated net of unearned income.
(2)   Average loan balances include non-accrual loans.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(4) Interest income on loans includes loan fees of $727,800 in 1999, $514,033 in 1998, and $429,851 in 1997.
(5)   Includes securities available for sale and securities held to maturity.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.50% in 1999, compared to 4.63% during 1998 and 5.12% in 1997. The net interest margin decreased in 1999 primarily due to lower than historical loan rates in the first part of the year and the gradual rate increases seen at year's end. The tax-equivalent yield on interest earning assets declined to 8.33% in 1999 from 8.62% in 1998. In 1998, the net interest margin decreased as the yield on earning assets decreased as interest rates fell while the rates paid on deposit accounts did not fall as quickly.

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

                                                  1999 Compared to 1998                  1998 Compared to 1997
                                            -----------------------------------   ------------------------------------
                                             Volume        Rate         Net         Volume       Rate         Net
                                            ----------  -----------  ----------   -----------  ----------  -----------
Interest income
Federal funds sold                              ($198)         ($9)      ($207)        ($101)        ($4)       ($105)
                                               ------         ----      ------        ------        ----       ------
Securities:  (1)
  U.S. Treasury and other U. S.
    government agencies and corporations         (227)         (36)       (263)          556         (47)         509
  States and political subdivisions (2)           427          (85)        342           527         (44)         483
  Other securities                                255           (5)        250            57          11           68
                                                  ---          ---        ----           ---         ---          ---
    Total  securities                             455         (126)        329         1,140         (80)       1,060
                                                  ---        -----        ----        ------        ----        -----

Loans                                           2,216         (476)      1,740           823        (349)         474
                                                -----        -----      ------          ----       -----          ---
    Total interest income                      $2,473        ($611)     $1,862        $1,862       ($433)      $1,429
                                              =======       ======     =======       =======      ======       ======

Interest expense:
Deposits:
  Interest bearing demand                        $218           $2        $220          $134        ($17)        $117
  Savings                                         116            0         116            56           0           56
  Other time                                      262         (194)         68           711         (13)         698
                                                  ---        -----         ---          ----        ----         ----
    Total deposits                                596         (192)        404           901         (30)         871
Federal funds purchased and securities
   sold under repurchase agreements               285           (4)        281           (17)          6          (11)
FHLB advances                                     136           (6)        130           148           4          152
Long-term debt                                     (1)          (0)         (1)           (1)         (0)          (1)
                                                  ---          ---         ---           ---         ---          ---
    Total interest expense                     $1,016        ($202)       $814        $1,031        ($20)      $1,011
                                              =======       ======       =====       =======       =====       ======
Increase (decrease) in net
   interest income                             $1,457        ($409)     $1,048          $831       ($412)        $418
                                               ======        ======     ======         =====      ======         ====

---------------
(1)   Includes securities available for sale and securities held to maturity

         Non-Interest Income. In 1999, the Company's non-interest income increased to $1,339,124 from $1,157,677 in 1998, a 15.7% gain. This is the result of a $295,092 (42.9%) increase in service charges on deposit accounts, and a $31,091 (8.9%) decrease in other income. Included in the other income is a $57,632 decrease in fees received on loans sold in the secondary mortgage market. Gains realized on the sale of securities available for sale also decreased to $5,788 in 1999 from $88,342 in 1998.

         In 1998 the Company's total non-interest income increased 51.2% due to a increase in the amount of fees collected on deposit accounts as well as a 128.1%increase in the fees received on loans sold in the secondary mortgage market. The Company was not an active participant in the secondary mortgage market during much of 1997.

         Non-Interest Expenses. The Company's total non-interest expenses increased 22.3% in 1999 to $5,927,837. The increase in equipment expenses of 31.3% is primarily attributable to new equipment purchased and placed in service during the year. Some of this new equipment was in response to Y2K, but mostly was the replacement of outdated and inefficient equipment. Advertising and public relations expense decreased $78,120, or 30.9% as the Company cut back on the amount of targeted marketing efforts that it had employed in 1998. Legal and professional fees increased 141.8% to $285,551 primarily due to funds expended to defend the Bank in a lawsuit filed in May 1999. Discussion of this matter appears in Item 3. Included in the 37.7% increase in other operating expenses is approximately $68,000 in direct Y2K related expenses. The Company's preparation for this event rendered it a non-event except for the expense involved.

         The Company's total non-interest expenses increased 16.4% in 1998 to $4,846,376. Increases in salaries and benefits of 21.8%, occupancy expenses of 4.5%, equipment expenses of 9.5%, and office supplies, telephone, and postage expense of 19.1%, primarily reflect the opening of the new branch location in Cumberland Courthouse in June 1998. A 44.3% increase in advertising and public relations is partially attributable to the new branch but is primarily due to increased advertising efforts directed towards former customers of larger institutions that had recently been acquired by out of state banks.

         Income Taxes. The Company reported income taxes of $714,045 in 1999, compared to $643,355 in 1998 and $659,239 in 1997. These amounts yielded effective tax rates of 26.7%, 24.9%, and 26.4%, respectively.

Financial Condition

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland and western Chesterfield Counties. Consistent with its focus on providing community-based financial services, the Company generally does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

         Net loans outstanding increased $19.0 million or 17.3% from year-end 1998 to year-end 1999 compared to an increase of $20.7 million, or 23.3% from year-end 1997 to year-end 1998. The loan to deposit ratio was 84.5% at December 31, 1999, compared to 70.8% at December 31, 1998 and 72.4% at December 31, 1997.

         The following table summarizes the Company's loan portfolio, net of unearned income:

                                                                        At December 31
                                                      ------------------------------------------------------
                                                            1999              1998              1997
                                                            ----              ----              ----
                                                                     (dollars in thousands)
           Real Estate:
              Mortgage                                     $58,058           $51,603           $42,158
              Home equity                                    4,632             4,793             5,769
              Construction                                  19,029            14,330             8,472
                                                           -------           -------            ------
                 Total real estate                         $81,719           $70,726           $56,399
           Commercial                                       20,109            17,674            17,816
           Bank cards                                          795               704               508
           Installment                                      27,723            22,029            15,626
                                                           -------           -------           -------
                                                          $130,346          $111,133           $90,349
           Less unearned income                               (291)             (300)             (341)
                                                             -----             -----             -----
                                                           130,055           110,833            90,008
           Allowance for loan losses                        (1,487)           (1,267)           (1,176)
                                                           -------           -------           -------
           Loans, net                                     $128,568          $109,566           $88,832
                                                          ========          ========           =======

         As shown in the above table, the total amount of real estate loans outstanding increased by $11.0 million in 1999 and by $14.3 million in 1998. During 1999, the amount of installment loans to individuals increased by $5.7 million, compared to an increase of $6.4 million in 1998 compared to 1997. Commercial, financial and agricultural loans increased by $2.4 million in 1999 compared to a decrease of $142,000 in 1998.

         At December 31, 1999, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

         The following table shows the maturity of loans outstanding as of December 31, 1999. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

                                                                       Maturing
                                                 ------------------------------------------------------
                                                                After One
                                                  Within One    but Within     After Five
                                                     Year       Five Years        Years           Total
                                                     ----       ----------        -----           -----
                                                                   (dollars in thousands)
              Real estate mortgage                   $311        $44,831         $12,916        $58,058
              Installment                             860         24,509           2,354         27,723
              Other (1)                            42,085          2,305             175         44,565
                                                   ------          -----             ---         ------
                                                  $43,256        $71,645         $15,445       $130,346
                                                  =======        =======         =======       ========
              Loans maturing with:
                Fixed interest rates                                                            $45,210
                Variable interest rates                                                          85,136
                                                                                                 ------
                                                                                               $130,346
                                                                                               ========

---------------
(1) Includes home equity, real estate construction, bank card, and commercial loans.

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

         Non-performing loans totaled $1,789,000 at December 31, 1999, compared to $595,000 at December 31, 1998 and $734,000 at December 31, 1997. The increase in non-performing loans in 1999 reflects a decrease in loans accounted for on a non-accrual basis and an increase in loans contractually past due 90 days or more. The increase in loans contractually past due 90 days or more includes one large loan of $649,000, three loans to the same borrower totaling $194,000, and one additional large loan of $255,000. All of these loans are well secured by real estate and no significant losses are expected regardless of the resolution.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $369,274 at December 31, 1999, compared to $479,725 and $313,000 at December 31, 1998 and 1997, respectively. All foreclosed property held at December 31, 1999 was in the Company's primary service area and consisted of two single-family dwellings, ten building lots, and a 5-acre parcel of improved land. The Bank has incurred current period expenses related to carrying OREO on its books of $11,000 in 1999 and $8,000 in 1998. The Bank's practice is to value real estate acquired through foreclosure at the lower of
(i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

         Management does not believe that the level of non-performing loans in 1999 reflects any systemic problem in the Company's loan portfolio. At December 31, 1999, non-accrual loans totaled $109,000 compared to $237,000 at December 31, 1998 and $38,000 at December 31, 1997. Management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans were on a non-accrual status at December 31, 1999.

         The following table summarizes non-performing loans:

                                                                                            At December 31
                                                                                 --------------------------------------
                                                                                     1999         1998         1997
                                                                                     ----         ----         ----
                                                                                       (dollars in thousands)
Loans accounted for on a non-accrual basis                                            $109         $237          $38
Loans contractually past due 90 days or more as to interest or
   principal payments (not included in non-accrual loans above)                      1,680          358          696
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due
   90 days or more above)                                                                -            -            -
                                                                                    ------         ----         ----
      Total                                                                         $1,789         $595         $734
                                                                                    ======         ====         ====

         Loans 90 days or more past due are placed on non-accrual status unless well secured and in the process of collection. In 1999, $12,103 of interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 1998 and 1997, $8,602 and $10,895 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year usually exceeds net charge-offs.

         The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

                                                                                   For the Year Ended December 31
                                                                               ----------------------------------------
                                                                                   1999          1998         1997
                                                                                   ----          ----         ----
                                                                                       (dollars in thousands)
Gross interest income that would have been recorded if the loans
  had been current and in accordance with their original terms                      $6           $19           $4
Interest income included in income on the loans                                      -             -            -

         Management is not aware of any other loans at December 31, 1999, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses are made monthly. Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level of reserves. The ratio of the allowance for loan losses to total loans was 1.14% at December 31, 1999, compared to 1.14% at

December 31, 1998 and 1.31% at December 31, 1997. The decrease in the ratios reflects the growth of the portfolio. Management feels that the growth of the allowance for loans losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. At December 31, 1999 the ratio of the allowance for loan losses to non-performing loans was 83.1%, compared to 212.9% and 160.2% at December 31, 1998 and 1997, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

         The following table summarizes changes in the allowance for loan losses:

                                                                                 1999           1998            1997
                                                                                 ----           ----            ----
                                                                                      (dollars in thousands)
Balance at beginning of period                                                  $1,267          $1,176         $1,212

Charge-offs:
   Commercial, financial and agricultural                                           61              24             74
   Real estate mortgage                                                              -              61             60
   Installment loans to individuals                                                 65              70            134
                                                                                    --              --            ---
      Total                                                                        126             155            268
Recoveries on previous loan losses:
   Commercial, financial and agricultural                                           $2              $8             $-
   Installment loans to individuals                                                 36              40             32
                                                                                    --              --             --
      Total                                                                         38              48             32
                                                                                    --              --             --
Net charge-offs                                                                    (88)           (107)          (236)
Provision charged to operations                                                    308             198            200
                                                                                   ---             ---            ---
Balance at end of period                                                        $1,487          $1,267         $1,176
                                                                                ======          ======         ======
Ratio of net loan losses to average net loans outstanding:
   Net charge-offs                                                                 $88            $107           $236
   Average net loans                                                           128,411          97,066         86,616
                                                                               -------          ------         ------
                                                                                 0.07%           0.11%          0.27%
                                                                                 -----           -----          -----
Ratio of allowance for loan losses to total loans, net of unearned income:
   Allowance for loan losses                                                    $1,487          $1,267         $1,176
   Total loans at period end                                                   130,055         110,833         90,008
                                                                               -------         -------         ------
                                                                                 1.14%           1.14%          1.31%
                                                                                 -----           -----          -----
Ratio of allowance for loan losses to non-performing loans:
   Allowance for loan losses                                                    $1,487          $1,267         $1,176
   Non-performing loans                                                          1,789             595            734
                                                                                 -----             ---            ---
                                                                                83.12%         212.94%        160.22%
                                                                                ------         -------        -------

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

         The provision for loan losses totaled $308,000 for the year ended December 31, 1999, $198,000 and $200,000 for the years ended December 31, 1998 and 1997, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to provide for potential future loan losses.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each category of loans:

                                                                    At December 31
                         ------------------------------------------------------------------------------------------------------
                                      1999                               1998                               1997
                         --------------------------------   --------------------------------   --------------------------------
                                               Percentage                         Percentage                         Percentage
                                   Percentage   of Loans              Percentage   of Loans              Percentage   of Loans
                         Reserve   of Reserve   Category    Reserve   of Reserve   Category    Reserve   of Reserve   Category
                         for Loan   for Loan    to Total    for Loan   for Loan    to Total    for Loan   for Loan     to Total
                          Losses     Losses       Loans      Losses     Losses       Loans      Losses     Losses       Loans
                          ------     ------       -----      ------     ------       -----      ------     ------       -----
                                                                (dollars in thousands)
Commercial                 $205        14%        16%         $211        14%         16%        $197         17%        20%
Real estate
construction                196        13%        15%          131         9%         13%          94          8%         9%
Real estate mortgage (1)    786        53%        48%          693        47%         51%         721         61%        53%
Installment (2)             300        20%        21%          232        16%         20%         164         14%        18%
                            ---        ---        ---          ---        ---         ---         ---         ---        ---
                         $1,487       100%       100%       $1,267        85%        100%      $1,176        100%       100%
                         ======       ====       ====       ======        ===        ====      ======        ====       ====

---------------
(1)   Includes home-equity loans.
(2)   Includes bank cards.

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

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During 1999, total securities decreased to $45.4 million, or 24.0% of total assets at December 31, 1999. During 1998, total securities increased to $56.5 million, or 30.9% of assets at December 31, 1998.

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

         The following table summarizes the book value of the Company's securities held to maturity at the date indicated:

                                                                      Book Value at December 31
                                                              ------------------------------------------
                                                                  1999           1998          1997
                                                                  ----           ----          ----
                                                                       (dollars in thousands)
          U. S. Treasury and other U. S. government
            agencies and corporations                            $2,006          $2,023       $2,040
          States and political subdivisions                      23,019          24,794       15,817
          Corporate and other debt                                1,678             828            -
                                                                  -----             ---            -
                                                                $26,703         $27,645      $10,208
                                                                =======         =======      =======

         The following table summarizes the book value of the Company's securities available for sale at the dates indicated.

                                                                      Book Value at December 31
                                                              ----------------------------------------
                                                                  1999           1998          1997
                                                                  ----           ----          ----
                                                                       (dollars in thousands)
          U. S. government agencies and corporations            $12,413         $17,912      $15,230
          Equities                                                4,622           3,983          712
          Mortgage-backed securities                              3,444           6,727        6,450
                                                                  -----           -----        -----
                                                                $20,479         $28,622      $22,392
                                                                =======         =======      =======

         The book value and average yield of the Company's securities, including securities available for sale, at December 31, 1999, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       U. S. Treasury and
                                           States and                                     other U. S.
                                            political            Mortgage-backed          agencies and
                                          Subdivisions             Securities             corporations            Corporate Debt
                                       --------------------    --------------------    --------------------    --------------------

                                                 Weighted                Weighted                Weighted               Weighted
                                                  Average                 Average                 Average                Average
                                        Amount     Yield        Amount     Yield        Amount     Yield        Amount    Yield
                                        ------     -----        ------     -----        ------     -----        ------    -----

                                                                         (dollars in thousands)
Due in one year or less                    $195      8.00%         $  -      -             $  -     -              $  -     -
Due after one year through five years     4,412      5.73%          195      6.99%        1,299     5.92%             -     -
Due after five years through ten years    6,592      5.72%        1,427      6.57%        6,134     6.33%           948     8.47%
Due after ten years                      11,820      6.56%        1,822      6.51%        6,986     6.16%           730     8.13%
                                         ------      -----        -----      -----        -----     -----           ---     -----
                                        $23,019      6.17%       $3,444      6.57%      $14,419     6.21%        $1,678     8.32%
                                        =======      =====       ======      =====      =======     =====        ======     =====

         As shown in the table above, approximately $195,000 or .41% of the total portfolio will mature in one year or less while $5.91 million or 12.5% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 6.96% for 1999, compared to 7.12% for 1998 and 7.29% for 1997. The book value of the portfolio exceeded the market value by $2.7 million at December 31, 1999.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is deposit accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         As shown in the following table, average total deposits grew by 13.9% in 1999 and 18.2% in 1998. The average aggregate interest rate paid on deposits was 3.82% in 1999, compared to 4.05% for 1998 and 4.03% in 1997. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of average deposits and average rates paid:

                                                              For the Year Ended December 31
                            ---------------------------------------------------------------------------------------------------
                                        1999                               1998                              1997
                            ------------------------------    -------------------------------    ------------------------------
                             Average   Interest  Average       Average   Interest   Average       Average   Interest   Average
                             Balance     Paid      Rate        Balance     Paid      Rate         Balance     Paid      Rate
                             -------     ----      ----        -------     ----      ----         -------     ----      ----

                                                                 (dollars in thousands)

Non-interest bearing
  demand deposits            $21,469      $ -        -%       $19,645       $ -         -%       $17,434       $ -         -%
Interest bearing demand
  deposits                    33,789      974     2.88%        26,219       754      2.88%        21,668       637      2.94%
Savings deposits              18,949      613     3.24%        15,361       497      3.24%        13,602       441      3.24%
Time deposits                 80,986    4,334     5.35%        75,083     4,266      5.68%        62,634     3,568      5.70%
                              ------    -----     -----        ------     -----      -----        ------     -----      -----
    Total                   $155,193   $5,921     3.82%      $136,308    $5,517      4.05%      $115,338    $4,646      4.03%
                            ========   ======     =====      ========    ======      =====      ========    ======      =====

         The company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1999:

                            Time Deposits > $100,000
                            ------------------------
                                 (in Thousands)

                     Three months or less              $1,943
                     Three to six months                8,005
                     Six to twelve months               3,482
                     Over twelve months                 1,552
                                                     --------
                                                      $14,982

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         The Bank's capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank's Tier 1 Capital ratio was 12.3% at December 31, 1999, compared to 13.3% at December 31, 1998 and 16.4% at December 31, 1997. The Total Capital ratio was 13.3% at December 31, 1999, compared to 14.4% and 17.7% at December 31, 1998 and 1997, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 1999, the Bank's Leverage ratio was 9.1% compared to 10.1% at December 31, 1998 and 11.3% at December 31, 1997. Each of these exceeds the required minimum leverage ratio of 3.00%.

         The following table shows risk based capital ratios and stockholders equity to total assets:

                                                                          December 31
                                               ----------------------------------------------------------------
                                                  Regulatory
                                                   Minimum           1999             1998            1997
                                                   -------           ----             ----            ----
     Tier 1 risk-based capital                        4.0%           12.3%            13.3%           16.4%
     Total risk-based capital                         8.0%           13.3%            14.4%           17.7%
     Leverage ratio                                   3.0%            9.1%            10.1%           11.3%
     Stockholders' equity to total assets             N/A             9.0%             9.4%           11.4%

         The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1999, total stockholders' equity decreased by $30,330, primarily as a result of the decline in market value of the securities available for sale portfolio. Total stockholders' equity increased by $1,277,338 in 1998 due to earnings retention. The return on average equity was 11.3% in 1999, compared to 12.2% in 1998 and 12.6% in 1997. Total cash dividends were paid representing 39% of net income for 1999, while dividends represented 38% of net income for both 1998 and 1997. Book value per share was $8.88 at December 31, 1999, compared to $8.94 at December 31, 1998 and $8.30 at December 31, 1997.

         The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 1998, the Bank had $2.9 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank , purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. However, in 1999, the Company had to make use of its borrowing availability as the flow of deposits slowed.

         Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time interval.

         At December 31, 1999, the Company had a negative 12-month gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

         The following table summarizes the contractual repayment terms or nearest repricing dates of the Company's interest earning assets and interest bearing liabilities at December 31, 1999:

                                                  Within           4-12            1-5            Over
                                                 3 Months         Months          Years          5 Years          Total
                                               --------------  -------------   -------------  --------------  --------------
                                                                  (dollars in thousands)
INTEREST EARNING ASSETS:
  Federal funds sold                                  $77             $-              $-              $-             $77
  Securities available for sale                    10,288          2,040           3,837           2,551          18,716
  Securities held to maturity                       1,006          1,600           9,490          14,607          26,703
  Loans                                            39,600          1,717          71,817          15,434         128,568
                                                  -------         ------         -------         -------         -------
    Total interest-earning assets                 $50,971         $5,357         $85,144         $32,592        $174,064
                                                  =======         ======         =======         =======        ========

INTEREST BEARING LIABILITIES:
  Deposits:
    Interest bearing demand                            $0        $32,478              $-              $-         $32,478
    Savings                                             -         19,336               -               -          19,336
    Time deposits, $100,000 and over                1,943          8,005           5,034               -          14,982
    Other time deposits                            12,247         36,206          16,687               -          65,140
  Federal funds purchased and securities
     sold under repurchase agreements                 273              -               -               -             273
  FHLB advances                                    14,000          5,000               -               -          19,000
  Long-term debt                                        -              9              18               -              27
                                                        -             --              --              --              --

    Total interest-bearing liabilities            $28,463       $101,034         $21,739              $0        $151,236
                                                  =======       ========         =======              ==        ========

Period gap                                        $22,508       ($95,677)        $63,405         $32,592         $22,828
                                                  =======       ========         =======         =======         =======

Cumulative gap                                    $22,508       ($73,169)        ($9,764)       $22,828
                                                  =======       ========         =======        =======

Ratio of cumulative gap to total
  earning assets                                   12.93%        -42.04%          -5.61%         13.11%
                                                   ======        =======          ======         ======

         Of the amount of loans due after 12 months, $43.1 million had floating or adjustable rates of interest and $44.1 million had fixed rates of interest.

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

ITEM 7.      FINANCIAL STATEMENTS

         The  following   consolidated   financial  statements  and  independent
auditors' report thereon are filed as a part of this report following Item 13:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure as defined by Item 304 of Regulation S-B.


                                    PART III
                                    --------

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information set forth under the caption "ELECTION OF DIRECTORS; SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" on pages 2 through 6 of the definitive 2000 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 25, 2000 (the "2000 Proxy Statement") is hereby incorporated by reference.

ITEM 10.     EXECUTIVE COMPENSATION

         Information set forth under the heading "REMUNERATION" on pages 6 through 7 of the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         Information  set  forth  under  the  heading  "Security   Ownership  of
Management" and "Security Ownership of Certain Beneficial Owners" on page 4, of the 2000 Proxy Statement, is hereby incorporated by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Certain Transactions" on page 8 of the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are attached hereto or incorporated herein by reference as Exhibits:

         3.1    Articles  of   Incorporation,   including   amendments   thereto
                (incorporated   herein  by   reference   to  Exhibit  2  to  the
                Registrant's Form 8-A filed with the SEC on May 2, 1994).
         3.2    Bylaws  (incorporated  herein by  reference  to Exhibit 3 to the
                Registrant's Form 8-A filed with the SEC on May 2, 1994).
         4.1    Specimen of Registrant's Common Stock Certificate  (incorporated herein by  reference to Exhibit 1 to the  Registrant's  Form 8-A filed with the SEC on May 2, 1994).
         21.1   Subsidiaries of the Registrant (filed herewith).
         23.1   Consent of Mitchell, Wiggins & Company, LLP (filed herewith).
         27     Financial Data Schedule (filed electronically only).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.


         With the exception of the information herein expressly incorporated by reference, the 2000 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                  1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                          2 - 3

     Consolidated statements of income                                    4 - 5

     Consolidated statements of stockholders' equity                          6

     Consolidated statements of cash flows                                7 - 8

     Notes to consolidated financial statements                          9 - 30
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                            /s/ Mitchell, Wiggins & Company, LLP



Richmond, Virginia
January 20, 2000

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

ASSETS                                                            1999               1998
----------------------------------------------------------------------------------------------
Cash and due from banks                                      $   5,587,252      $   7,812,804

Federal funds sold                                                  77,000                  -
                                                        --------------------------------------

           Total cash and cash equivalents                       5,664,252          7,812,804



Securities available for sale (Note 3)                          18,715,596         28,888,350



Securities held to maturity (Note 3)                            26,703,152         27,645,062



Mortgage loans held for sale                                       360,772            759,466



Loans: (Notes 4, 11, and 12)
     Commercial                                                 20,109,229         17,674,195
     Real estate:
        Mortgage                                                58,057,618         51,602,843
        Home equity                                              4,632,330          4,792,595
        Construction                                            19,028,495         14,329,842
     Bank cards                                                    795,395            704,370
     Installment                                                27,723,212         22,029,060
        Less unearned discount                                    (291,178)          (299,602)
     Allowance for loan losses                                  (1,486,900)        (1,267,192)
                                                        --------------------------------------
           Loans, net                                          128,568,201        109,566,111
                                                        --------------------------------------


Bank premises and equipment, net (Note 5)                        4,602,207          4,281,687
Accrued interest receivable                                      1,406,052          1,467,595
Other assets                                                     3,312,008          2,208,419
                                                        --------------------------------------
                                                             $ 189,332,240      $ 182,629,494
                                                        ======================================

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999               1998
----------------------------------------------------------------------------------------------------
Liabilities
     Deposits:
        Demand deposits                                            $  20,276,263      $  23,566,911
        Interest bearing demand deposits, money
           market accounts, and NOW accounts                          32,477,640         31,769,395
        Savings deposits                                              19,335,962         17,305,350
        Time deposits, $100,000 and over:  (Note 6)
           Retail certificates of deposit                             11,986,378         12,530,199
           Retirement accounts                                         2,995,158          2,772,715
        Other time deposits:  (Note 6)
           Retail certificates of deposit                             54,675,801         56,438,262
           Retirement accounts                                        10,463,799         10,343,969
                                                              --------------------------------------

                                                                     152,211,001        154,726,801

     Federal funds purchased and securities
        sold under repurchase agreements                                 273,042          5,080,192
     FHLB borrowings (Note 7)                                         19,000,000          5,000,000
     Note payable (Note 8)                                                27,000             36,000
     Accrued interest payable                                            394,724            375,777
     Other liabilities                                                   339,672            293,593
                                                              --------------------------------------
                                                                     172,245,439        165,512,363
                                                              --------------------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized; 1,923,156
        and 1,914,147 shares issued and out-
        standing in 1999 and 1998, respectively                        2,403,945          2,392,684
     Surplus                                                           4,337,689          4,238,689
     Retained earnings                                                11,503,480         10,310,831
     Accumulated other comprehensive
        income                                                        (1,158,313)           174,927
                                                              --------------------------------------
                                                                      17,086,801         17,117,131
                                                              --------------------------------------

                                                                   $ 189,332,240      $ 182,629,494
                                                              ======================================

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1999, 1998, and 1997

                                                                          1999             1998            1997
-------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                       $ 10,871,174     $ 9,131,040     $ 8,656,580
     Interest on securities:
        U. S. government agencies and corporations                       1,289,021       1,555,869       1,115,884
        U. S. Treasury securities                                          126,067         121,716          54,349
        States and political subdivisions                                1,565,620       1,168,126         726,564
        Other                                                              390,833         140,588          72,207
     Interest on federal funds sold                                          2,694         210,513         314,940
                                                                 --------------------------------------------------
                                                                        14,245,409      12,327,852      10,940,524
                                                                 --------------------------------------------------

Interest expense:
     Interest on deposits                                                5,921,585       5,517,379       4,646,081
     Interest on federal funds purchased and
        securities sold under repurchase agreements                        323,991          44,431          55,159
     Interest on FHLB borrowings                                           426,645         296,562         144,625
     Interest on note payable                                                2,340           3,060           3,780
                                                                 --------------------------------------------------
                                                                         6,674,561       5,861,432       4,849,645
                                                                 --------------------------------------------------
           Net interest income                                           7,570,848       6,466,420       6,090,879

Provision for loan losses (Note 4)                                         308,000         197,999         200,000
                                                                 --------------------------------------------------
           Net interest income after
               provision for loan losses                                 7,262,848       6,268,421       5,890,879
                                                                 --------------------------------------------------

Other income:
     Deposit fees and charges                                              982,788         687,696         581,896
     Realized gain on sales of securities
        available for sale                                                   5,788          88,342          16,353
     Other                                                                 350,548         381,639         167,334
                                                                 --------------------------------------------------
                                                                         1,339,124       1,157,677         765,583
                                                                 --------------------------------------------------

Other expenses:
     Salaries and wages                                                  2,330,686       1,935,153       1,572,054
     Pensions and other employee benefits                                  600,662         500,156         427,134
     Occupancy expense                                                     267,921         260,884         249,622
     Equipment depreciation                                                482,864         354,477         319,210
     Equipment repairs and maintenance                                     220,749         181,304         170,000


                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 1999, 1998, and 1997

                                                                          1999            1998             1997
-------------------------------------------------------------------------------------------------------------------
     Advertising and public relations                                     174,857         252,977          175,359
     Federal insurance premiums                                            22,410          18,872           12,375
     Office supplies, telephone, and postage                              437,606         403,106          338,354
     Taxes and licenses                                                   134,325         116,718          130,186
     Legal and professional fees                                          285,551         118,084          138,048
     Other operating expenses                                             970,206         704,645          630,791
                                                                  -------------------------------------------------
                                                                        5,927,837       4,846,376        4,163,133
                                                                  -------------------------------------------------
           Income before income taxes                                   2,674,135       2,579,722        2,493,329

Income taxes (Note 9)                                                     714,045         643,355          659,239
                                                                  -------------------------------------------------

           Net income                                                 $ 1,960,090     $ 1,936,367      $ 1,834,090
                                                                  =================================================

Basic earnings per share                                                   $ 1.02          $ 1.01           $ 0.96
                                                                  =================================================

Diluted earnings per share                                                 $ 1.02          $ 1.01           $ 0.96
                                                                  =================================================

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1999, 1998, and 1997

                                                                                                         Accumulated
                                                                                                            Other
                                                                    Common                 Retained     Comprehensive
                                                                    Stock       Surplus    Earnings         Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                        $2,372,850    $4,091,019 $ 7,975,381     $   4,357      $14,443,607
                                                                                                                       -------------
  Comprehensive income:
    Net income                                                           -             -   1,834,090             -        1,834,090
    Other comprehensive income, net of tax:
       Unrealized holding gains arising during the period
         net of deferred income taxes of $111,038                        -             -           -       215,545          215,545
       Less reclassification adjustment for gains included in
         net income, net of deferred income taxes of $5,560              -             -           -       (10,793)         (10,793)
                                                                                                                       -------------

       Total comprehensive income                                                                                         2,038,842
                                                                                                                       -------------
  Issuance of common stock:
    6,222 shares pursuant to exercise
       of stock options                                              7,778        20,221           -               -         27,999
    10 shares in employee bonuses                                       12            92           -               -            104
    2,764 shares pursuant to dividend
       reinvestment plan                                             3,455        25,396           -               -         28,851
  Cash dividends declared, $.368 per share                               -             -    (699,610)              -       (699,610)
                                                               ---------------------------------------------------------------------
Balance, December 31, 1997                                       2,384,095     4,136,728   9,109,861         209,109     15,839,793
                                                                                                                       -------------
  Comprehensive income:
    Net income                                                           -             -   1,936,367               -      1,936,367
    Other comprehensive income, net of tax:
       Unrealized holding gains arising during the period,
         net of deferred income taxes of $12,428                         -             -           -          24,124         24,124
       Less reclassification adjustment for gains included in
         net income, net of deferred income taxes of $30,036             -             -           -         (58,306)       (58,306)
                                                                                                                       -------------

       Total comprehensive income                                                                                         1,902,185
                                                                                                                       -------------
  Issuance of common stock:
    36 shares in employee bonuses                                       45           445           -               -            490
    6,835 shares pursuant to dividend
       reinvestment plan                                             8,544       101,516           -               -        110,060
  Cash dividends declared, $.385 per share                               -             -    (735,397)              -       (735,397)
                                                               ---------------------------------------------------------------------
Balance, December 31, 1998                                       2,392,684     4,238,689  10,310,831         174,927     17,117,131
                                                                                                                       -------------
  Comprehensive income:
    Net income                                                           -             -   1,960,090               -      1,960,090
    Other comprehensive income, net of tax:
       Unrealized holding losses arising during the period,
         net of deferred income taxes of $694,932                        -             -           -      (1,329,420)    (1,329,420)
       Less reclassification adjustment for gains included in
         net income, net of deferred income taxes of $1,968              -             -           -          (3,820)        (3,820)
                                                                                                                       -------------

       Total comprehensive income                                                                                           626,850
                                                                                                                       -------------
  Issuance of common stock:
    14 shares in employee bonuses                                       18           154           -               -            172
    8,995 shares pursuant to dividend
       reinvestment plan                                            11,243        98,846           -               -        110,089
  Cash dividends declared, $.40 per share                                -             -    (767,441)              -       (767,441)
                                                               ---------------------------------------------------------------------
Balance, December 31, 1999                                      $2,403,945    $4,337,689 $11,503,480     $(1,158,313)   $17,086,801
                                                               =====================================================================

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998, and 1997

                                                                             1999              1998              1997
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                           $1,960,090        $1,936,367        $1,834,090
     Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                                         574,155           441,044           400,281
        Amortization                                                               -                 -             2,766
        Deferred income taxes                                                (63,822)          (10,611)           50,496
        Provision for loan losses                                            308,000           197,999           200,000
        Amortization and accretion on securities                              87,306            51,131            71,930
        Realized gain on sales of securities
            available for sale                                                (5,788)          (88,342)          (16,353)
        Gain on sale of equipment                                                  -                 -            (7,430)
        Loss on sale of foreclosed real estate                                32,775                 -             9,362
        Change in operating assets and liabilities:
            (Increase) decrease in assets:
               Mortgage loans held for sale                                  398,694          (428,116)         (129,552)
               Accrued interest receivable                                    61,543          (148,715)         (515,689)
               Other assets                                                 (679,071)         (407,381)          (33,737)
            Increase (decrease) in liabilities:
               Accrued interest payable                                       18,947            48,014            94,817
               Other liabilities                                              46,079           154,753           (30,704)
                                                                   ------------------------------------------------------
               Net cash provided by operating
                   activities                                              2,738,908         1,746,143         1,930,277
                                                                   ------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from maturities of
        securities held to maturity                                        2,189,100         1,785,000           440,000
     Purchase of securities held to maturity                              (1,304,877)      (11,588,886)       (8,087,324)
     Proceeds from sales and maturities of
        securities available for sale                                      8,757,685        13,578,242         7,180,442
     Purchase of securities available for sale                              (638,900)      (19,754,346)      (21,951,343)
     Net increase in loans made to customers                             (19,310,090)      (21,099,882)       (5,007,369)
     Proceeds from sale of equipment                                               -                 -             7,600
     Net purchases of premises and equipment                                (649,593)       (1,171,349)         (336,866)
     Proceeds from sale of foreclosed real estate                            163,950                 -           360,109
     Net expenditures on foreclosed real estate                              (86,274)                -                 -
     Increase in cash value, life insurance                                  (19,331)          (12,251)          (17,385)
                                                                   ------------------------------------------------------
            Net cash (used in) investing activities                      (10,898,330)      (38,263,472)      (27,412,136)
                                                                   ------------------------------------------------------

                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 1999, 1998, and 1997

                                                                           1999            1998            1997
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net increase (decrease) in deposits                                (2,515,800)     32,053,260      12,792,601
     Net increase (decrease) in federal funds
        purchased and securities sold
        under repurchase agreements                                     (4,807,150)      3,886,305        (340,592)
     Net proceeds from FHLB borrowings                                  14,000,000               -       5,000,000
     Repayment of note payable                                              (9,000)         (9,000)         (9,000)
     Net proceeds from issuance
        of common stock                                                    110,261         110,550          56,954
     Dividends paid                                                       (767,441)       (735,397)       (699,610)
                                                                   ------------------------------------------------
           Net cash provided by financing
               activities                                                6,010,870      35,305,718      16,800,353
                                                                   ------------------------------------------------

           (Decrease) in cash and
               cash equivalents                                         (2,148,552)     (1,211,611)     (8,681,506)

Cash and cash equivalents, beginning                                     7,812,804       9,024,415      17,705,921
                                                                   ------------------------------------------------

Cash and cash equivalents, ending                                      $ 5,664,252     $ 7,812,804     $ 9,024,415
                                                                   ================================================

Supplemental Disclosures Of
     Cash Flow Information
        Interest paid                                                  $ 6,655,614     $ 5,813,418     $ 4,754,828
        Income taxes paid                                                  777,546         635,927         664,064

Supplemental Schedule Of Noncash
     Investing Activities
        Other real estate, equipment
           and investments acquired
           in settlement of loans                                                -         168,000         313,000

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

The Bank is required to maintain average reserve and clearing balances in cash with the Federal Reserve Bank. The total of these balances, after receiving credit for vault cash on hand, was approximately $50,000 at December 31, 1999 and 1998.

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 1999, 1998, and 1997.

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

                                        Years
                                       --------
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

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. Options on 122,175 shares of common stock were not included in computing diluted EPS because their effect was antidilutive.

                                                                  1999            1998            1997
                                                         -------------------------------------------------
Income available to common stockholders
     used in basic EPS                                        $ 1,960,090     $ 1,936,367     $ 1,834,090
                                                         =================================================

Weighted average number of common
     shares used in basic EPS                                   1,919,132       1,910,484       1,903,672

Effect of dilutive securities:
     Stock options                                                      -               -               -
                                                         -------------------------------------------------

Weighted number of common shares and
     dilutive potential stock used in diluted
     EPS                                                        1,919,132       1,910,484       1,903,672
                                                         =================================================

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

                                                             December 31, 1999
                                     -------------------------------------------------------------------
                                                            Gross          Gross         Approximate
                                           Amortized     Unrealized      Unrealized         Market
                                              Cost          Gains          Losses           Value
                                     -------------------------------------------------------------------
U.S. government agencies
  and corporations                        $ 12,412,684    $        -    $ 1,026,590     $ 11,386,094
Equities                                     4,622,130           813        639,700        3,983,243
Mortgage-backed securities                   3,444,205         4,728        102,674        3,346,259
                                     -------------------------------------------------------------------
                                          $ 20,479,019    $    5,541    $ 1,768,964     $ 18,715,596
                                     ===================================================================

                                                             December 31, 1998
                                     -------------------------------------------------------------------
                                                             Gross          Gross         Approximate
                                           Amortized      Unrealized      Unrealized         Market
                                              Cost           Gains          Losses           Value
                                     -------------------------------------------------------------------
U.S. government agencies
   and corporations                       $ 17,911,720    $   218,920   $   112,769     $ 18,017,871
Equities                                     3,983,230        100,889        11,880        4,072,239
Mortgage-backed securities                   6,726,685         85,359        13,804        6,798,240
                                     -------------------------------------------------------------------
                                          $ 28,621,635    $   405,168   $   138,453     $ 28,888,350
                                     ===================================================================

The amortized cost and approximate market value of securities available for sale at December 31, 1999, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                Approximate
                                                  Amortized        Market
                                                     Cost          Value
                                             ------------------------------
Due in one year or less                                 $ -            $ -
Due after one year through five years               300,000        283,875
Due after five years through ten years            5,126,744      4,783,317
Due after ten years                               6,985,940      6,318,902
Equities                                          4,622,130      3,983,243
Mortgage-backed securities                        3,444,205      3,346,259
                                             ------------------------------
                                               $ 20,479,019    $18,715,596
                                             ==============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

Carrying amounts and approximate market values of securities being held to maturity are as follows:

                                                                    December 31, 1999
                                            ------------------------------------------------------------------
                                                                  Gross           Gross         Approximate
                                                Amortized       Unrealized     Unrealized         Market
                                                  Cost            Gains          Losses            Value
                                            ------------------------------------------------------------------
U.S. Treasury and other
   U.S. government agencies
   and corporations                            $ 2,005,775      $   4,341      $   26,696      $ 1,983,420
Corporate and other debt                         1,678,114         80,767          17,207        1,741,674
States and political subdivisions               23,019,263        104,970       1,045,471       22,078,762
                                            ------------------------------------------------------------------
                                               $26,703,152      $ 190,078      $1,089,374      $25,803,856
                                            ==================================================================

                                                                   December 31, 1998
                                            ------------------------------------------------------------------
                                                                  Gross           Gross         Approximate
                                                Amortized       Unrealized     Unrealized         Market
                                                  Cost            Gains          Losses            Value
                                            ------------------------------------------------------------------
U.S. Treasury and other
   U. S. government agencies
   and corporations                           $ 2,023,399       $  40,401      $        -     $ 2,063,800
Corporate and other debt                          827,442               -               -         827,442
States and political subdivisions              24,794,221         924,260         112,130      25,606,351
                                            ------------------------------------------------------------------
                                              $27,645,062       $ 964,661      $  112,130     $28,497,593
                                            ==================================================================

The amortized cost and approximate market value of securities being held to maturity at December 31, 1999, by contractual maturity, are shown below.

                                                               Approximate
                                                Amortized        Market
                                                  Cost            Value
                                            -------------------------------
Due in one year or less                       $    195,000    $    195,777
Due after one year through five years            5,410,425       5,403,199
Due after five years through ten years           8,547,029       8,313,777
Due after ten years                             12,550,698      11,891,103
                                            -------------------------------
                                              $ 26,703,152    $ 25,803,856
                                            ===============================


Securities with an amortized cost of $3,092,557 and $4,153,610 and a market value of $3,041,969 and $4,257,709 at December 31, 1999 and 1998, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4.  Loans

Major classifications of loans are summarized as follows:

                                                   December 31,
                                      -------------------------------------
                                              1999               1998
                                      -------------------------------------
Commercial                                $  20,109,229      $  17,674,195
Real estate:
     Mortgage                                58,057,618         51,602,843
     Home equity                              4,632,330          4,792,595
     Construction                            19,028,495         14,329,842
Bank cards                                      795,395            704,370
Installment                                  27,723,212         22,029,060
                                      -------------------------------------
                                            130,346,279        111,132,905
Less unearned discount                         (291,178)          (299,602)
                                      -------------------------------------
                                            130,055,101        110,833,303
Allowance for loan losses                    (1,486,900)        (1,267,192)
                                      -------------------------------------
Loans, net                                $ 128,568,201      $ 109,566,111
                                      =====================================

Changes in the allowance for loan losses were as follows:

                                                Years Ended December 31,
                                       -----------------------------------------
                                            1999          1998          1997
                                       -----------------------------------------
Balance, beginning of year              $ 1,267,192   $ 1,175,842   $ 1,211,675
  Provision charged to operations           308,000       197,999       200,000
  Loans charged off                        (126,639)     (155,563)     (267,145)
  Recoveries                                 38,347        48,914        31,312
                                       -----------------------------------------
Balance, end of year                    $ 1,486,900   $ 1,267,192   $ 1,175,842
                                       =========================================

At December 31, 1999, the Bank had loans amounting to $108,932 that were specifically classified as impaired. The average balance of impaired loans amounted to approximately $244,820 for the year ended December 31, 1999. The allowance for loan losses related to impaired loans amounted to $20,570 at December 31, 1999. The following is a summary of cash receipts on these loans and how they were applied in 1999:

Cash receipts applied to reduce
   principal balance                          $ 329,775
Cash receipts recognized as
   interest income                               16,666
                                          --------------
Total cash receipts                           $ 346,441
                                          ==============

Nonaccruing loans (principally installment and commercial loans) totaled $108,932, $241,962, and $37,989 at December 31, 1999, 1998, and 1997,
respectively, which had the effect of reducing net income $5,975 ($.003 per common share), $18,887 ($.01 per common share), and $4,403 ($.002 per common share) for the years then ended, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

                                                     December 31,
                                            -----------------------------
                                                 1999            1998
                                            -----------------------------
Land                                         $   544,802     $   544,802
Buildings and improvements                     3,106,010       3,103,115
Furniture and equipment                        4,696,799       3,805,020
                                            -----------------------------
                                               8,347,611       7,452,937
Less accumulated depreciation                  3,745,404       3,171,250
                                            -----------------------------
                                             $ 4,602,207     $ 4,281,687
                                            =============================

Note 6.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 1999, are as follows:

Year Ending
December 31
-----------------------------------------------------
2000                                    $ 58,565,865
2001                                       7,439,760
2002                                       7,357,714
2003                                       4,539,809
2004 and later                             2,217,988
                                   ------------------
                                        $ 80,121,136
                                   ==================

Note 7.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by the mortgage loan portfolio of Central Virginia Bank. The borrowings at December 31, 1999 and 1998, consist of the following:

                                                        1999            1998
                                                  ------------------------------
Interest payable quarterly at a fixed rate
  of 5.85%, principal due and payable
  on July 8, 2002                                  $  5,000,000    $  5,000,000
Interest payable quarterly at a fixed rate
  of 6.03%, principal due and payable
  on January 18, 2000                                10,000,000               -
Interest payable daily at a variable rate
  (currently 4.55%), principal due and
  payable on January 1, 2000                          4,000,000               -
                                                  ------------------------------
                                                   $ 19,000,000    $  5,000,000
                                                  ==============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.  Note Payable

The Corporation's subsidiary, Central Virginia Bank, has a note payable which is secured by a first deed of trust on the bank building in Powhatan and is due in annual principal installments of $9,000 plus interest at the rate of 8% per annum through the year 2002. At December 31, 1999 and 1998, the balance of the note was $27,000 and $36,000, respectively.

Note 9.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 1999, 1998, and 1997, are as follows:

                                       1999           1998          1997
                                 -------------------------------------------
Currently payable                    $ 777,867      $ 653,966     $ 608,743
Deferred                               (63,822)       (10,611)       50,496
                                 -------------------------------------------
                                     $ 714,045      $ 643,355     $ 659,239
                                 ===========================================

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                           Years Ended December 31,
                                                   -----------------------------------
                                                       1999        1998        1997
                                                   -----------------------------------
Computed "expected" tax expense                     $ 909,250   $ 877,105   $ 847,732
Tax-exempt interest                                  (175,510)   (206,624)   (177,519)
Tax-exempt loan interest                              (31,446)    (22,844)     (5,717)
Disallowance of interest expense
     deduction for the portion attributable
     to carrying tax-exempt obligations                23,275      25,575      23,132
Other                                                 (11,524)    (29,857)    (28,389)
                                                   -----------------------------------
                                                    $ 714,045   $ 643,355   $ 659,239
                                                   ===================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Income Tax Matters (Continued)

The deferred income tax provision consists of the following items:

                                                                       Years Ended December 31,
                                                               --------------------------------------
                                                                   1999          1998          1997
                                                               --------------------------------------
Difference between loan loss provision charged
     to operating expense and the bad debt
     deduction taken for income tax purposes                     $(49,803)     $(20,707)     $ 8,123
Interest income on nonaccrual loans
     recognized for federal income tax pur-
     poses, but not recognized for financial
     statements until received                                      5,648        (6,522)      25,635
Decrease in value of foreclosed real estate
     recognized for financial statements, but not
     recognized for income tax purposes until realized            (12,580)            -            -
Deduction for uncollectible late charges
     recognized for financial statements, but not
     recognized for income tax purposes until realized            (15,150)            -            -
Accretion of discount recognized for
     financial statements, but not recognized
     for income tax purposes until realized                       (11,219)        5,845        6,717
Difference between the depreciation methods
     used for financial statements and for income
     tax purposes                                                  19,282        10,773       10,021
                                                               --------------------------------------
                                                                 $(63,822)     $(10,611)     $50,496
                                                               ======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Income Tax Matters (Continued)

The components of the net deferred tax asset included in other assets is as follows at December 31:

                                                           1999          1998
                                                       -------------------------
Deferred tax assets:
     Allowance for loan losses                          $ 448,308     $ 373,607
     Less valuation allowance                            (149,421)     (124,523)
                                                       -------------------------
                                                          298,887       249,084
     Devaluation reserve on foreclosed property            12,580             -
     Unrealized loss on securities
         available for sale                               605,112             -
     Reserve for uncollectible late charges                15,150             -
     Interest income on nonaccrual loans                    4,183         9,831
                                                       -------------------------
                                                          935,912       258,915
                                                       -------------------------

Deferred tax liabilities:
     Property and equipment                               113,058        93,776
     Securities                                             8,843        20,062
     Unrealized gain on securities
         available for sale                                     -        91,788
                                                       -------------------------
                                                          121,901       205,626
                                                       -------------------------

Net deferred tax asset                                  $ 814,011     $  53,289
                                                       =========================

Note 10.  Profit-Sharing Plan

The Bank has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the Plan. Substantially all the full-time employees are covered. Contributions to the Trust fund are determined each year by the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. The contributions for the years ended December 31, 1999, 1998, and 1997, were $184,372, $142,526, and $133,341, respectively.

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



                                      -20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.  Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 1999 and 1998, is as follows:

                                               1999              1998
                                         -----------------------------------
Commitments to extend credit                  $ 26,337,377     $ 32,132,566
Standby letters of credit                        1,425,202        1,901,084
                                         -----------------------------------
                                              $ 27,762,579     $ 34,033,650
                                         ===================================

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

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for Fed Funds, and other borrowings. The total amount of borrowing facilities available at December 31, 1999, was approximately $19,800,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.  Commitments and Contingencies (Continued)

Legal proceedings: In May 1999, Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic (collectively "Old Republic"), commenced an action against the Bank that is now pending in the Circuit Court for the County of Chesterfield, Virginia. Old Republic alleges that after a title agency and real estate settlement business, Alliance Title Escrow, Ltd., failed, Old Republic discovered that the president of Alliance Title had misappropriated approximately $1.6 million entrusted to Alliance Title by various lenders in connection with residential real estate closings in which Old Republic had issued or agreed to issue title insurance policies. Old Republic alleges that the Bank knew or should have known of the misappropriation of funds from the Alliance Title accounts maintained with the Bank and that the Bank and the co-defendant were involved in a conspiracy. Old Republic claims compensatory damages of $1.6 million, and further claims that these damages can be trebled and that Old Republic can recover its attorney's fees. Old Republic has also made a claim to recover punitive damages in the amount of $350,000. The Bank has denied all liability and is vigorously defending the case. The Bank has made a motion to dismiss the entire case which is pending at this time. Although the Bank is vigorously defending the case, the outcome of the litigation is uncertain.

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

Aggregate loan transactions with related parties were as follows:

                                 Years Ended December 31,
                             -----------------------------
                                  1999            1998
                             -----------------------------
Balance, beginning            $ 2,260,291     $ 1,797,346
  New loans                     1,302,348       2,067,488
  Repayments                   (1,207,134)     (1,604,543)
                             -----------------------------
Balance, ending               $ 2,355,505     $ 2,260,291
                             =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.  Incentive Stock Option Plan

The Corporation has a Stock Plan that provides for the grant of Incentive Stock Options. This Plan was adopted to foster and promote the long-term growth and financial success of the Corporation by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Corporation to participate in its future success and to associate their interests with those of the Corporation. The options were granted at the market value on the date of each grant. Options may be exercised from date of grant through January 9, 2009. Options were granted in 1999 to all directors, officers, full and part-time employees with a minimum of two years experience at the date of grant.

The following table presents a summary of options under the Plan at December 31:

                                                                Shares Under Options
                                                       ---------------------------------------
                                      Option Price        1999         1998         1997
                                     ---------------------------------------------------------
Outstanding, beginning of year         $      -               -            -            -
  Options granted                         13.50         127,325            -            -
  Options exercised                           -               -            -            -
  Options forfeited                       13.50          (5,150)           -            -
                                     ---------------------------------------------------------
Outstanding, end of year               $  13.50         122,175            -            -
                                     =========================================================

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were no options granted during the years ended December 31, 1998, or December 31, 1997.

                                      1999            1998            1997
                                 ---------------------------------------------
Net income
  As reported                     $ 1,960,090     $ 1,936,367     $ 1,834,090
                                 =============================================

  Pro forma                       $ 1,891,012     $ 1,936,367     $ 1,834,090
                                 =============================================

Basic earnings per share
  As reported                     $      1.02     $      1.01     $      0.96
                                 =============================================

  Pro forma                       $      0.99     $      1.01     $      0.96
                                 =============================================

Diluted earnings per share
  As reported                     $      1.02     $      1.01     $      0.96
                                 =============================================

  Pro forma                       $      0.99     $      1.01     $      0.96
                                 =============================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.  Incentive Stock Option Plan (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.  Regulatory Matters (Continued)

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                  To Be Well Capitalized
                                                                For Capital       Under Prompt Corrective
                                              Actual         Adequacy Purposes      Action Provisions
                                      -------------------------------------------------------------------
                                        Amount     Ratio      Amount     Ratio      Amount     Ratio
                                      -------------------------------------------------------------------
                                                            (Dollars in Thousands)
As of December 31, 1999:
     Total Capital                     $ 18,442    13.31%   $ 11,085      8.00%   $ 13,856     10.00%
        (to Risk Weighted Assets)
     Tier I Capital                      16,955    12.26%      5,532      4.00%      8,298      6.00%
        (to Risk Weighted Assets)
     Tier I Capital                      16,955     9.11%      7,445      4.00%      9,306      5.00%
        (to Average Assets)

As of December 31, 1998:
     Total Capital                     $ 17,390    14.35%   $  9,695      8.00%   $ 12,118     10.00%
        (to Risk Weighted Assets)
     Tier I Capital                      16,123    13.30%      4,847      4.00%      7,271      6.00%
        (to Risk Weighted Assets)
     Tier I Capital                      16,123    10.07%      6,405      4.00%      8,006      5.00%
        (to Average Assets)

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $2,941,108 in 1999 without regulatory approval.

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

FHLB borrowings: The carrying amount of FHLB borrowings approximate their fair values.

Note payable: The carrying amount of note payable approximates its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15.  Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Corporation and subsidiary's financial assets and liabilities at December 31, 1999 and 1998:

                                                                1999                               1998
                                               -----------------------------------------------------------------------
                                                     Carrying          Estimated         Carrying          Estimated
                                                      Amount          Fair Value          Amount          Fair Value
                                               -----------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                     $  5,664,252      $  5,664,252      $  7,812,804      $  7,812,804
     Securities available for sale                   18,715,596        18,715,596        28,888,350        28,888,350
     Securities held to maturity                     26,703,152        25,803,856        27,645,062        28,497,593
     Mortgage loans held for sale                       360,772           360,772           759,466           759,466
     Loans, net                                     128,568,201       128,473,000       109,566,111       113,699,000
     Accrued interest receivable                      1,406,052         1,406,052         1,467,595         1,467,595

Financial liabilities:
     Demand and variable rate deposits               72,089,865        72,089,865        72,641,656        72,641,656
     Fixed-rate certificates of deposits             80,121,136        79,942,000        82,085,145        83,893,000
     Federal funds purchased and
         securities sold under repurchase
         agreements                                     273,042           273,042         5,080,192         5,080,192
     FHLB borrowings                                 19,000,000        19,000,000         5,000,000         5,000,000
     Note payable                                        27,000            27,000            36,000            36,000
     Accrued interest payable                           394,724           394,724           375,777           375,777

At December 31, 1999 and 1998, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

                                 BALANCE SHEETS
                                                                             December 31
                                                                -----------------------------------
                                                                        1999              1998
Assets                                                          -----------------------------------
     Cash                                                            $    114,828     $     55,481
     Investment in subsidiary                                          16,048,529       16,122,640
     Securities available for sale                                        826,755          903,614
     Other assets                                                         113,405           49,458
                                                                -----------------------------------
                                                                     $ 17,103,517     $ 17,131,193
                                                                ===================================

Liabilities
     Other liabilities                                               $     16,716     $     14,062
                                                                -----------------------------------

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized;
        1,923,156 and 1,914,147 shares
        issued and outstanding in 1999
        and 1998, respectively                                          2,403,945        2,392,684
     Surplus                                                            4,337,689        4,238,689
     Retained earnings                                                 11,503,480       10,310,831
     Accumulated other comprehensive income                            (1,158,313)         174,927
                                                                -----------------------------------
                                                                       17,086,801       17,117,131
                                                                -----------------------------------
                                                                     $ 17,103,517     $ 17,131,193
                                                                ===================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Condensed Parent-Only Financial Statements (Continued)

                                              STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                -------------------------------------------------
                                                                        1999             1998            1997
                                                                -------------------------------------------------
Income:
     Management fees                                                $    36,000       $   36,000      $   38,368
     Dividends received from subsidiary                                 767,441          935,397         999,611
     Equity in undistributed earnings of subsidiary                   1,154,895          951,733         834,475
     Dividend income                                                     73,540           38,428          19,520
     Gain on sale of securities available for sale                            -           64,114               -
                                                                -------------------------------------------------
                                                                      2,031,876        2,025,672       1,891,974
Expenses:
     Operating expenses                                                  66,909           75,243          57,884
                                                                -------------------------------------------------
           Income before income taxes                                 1,964,967        1,950,429       1,834,090

Income taxes                                                              4,877           14,062               -
                                                                -------------------------------------------------
           Net income                                               $ 1,960,090      $ 1,936,367     $ 1,834,090
                                                                =================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Condensed Parent-Only Financial Statements (Continued)

                            STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                  -------------------------------------------------
                                                                           1999            1998            1997
                                                                  -------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                       $  1,960,090    $  1,936,367    $  1,834,090
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Undistributed earnings of subsidiary                            (1,154,895)       (951,733)       (834,475)
        Realized gain on sales of securities available
           for sale                                                              -         (64,114)              -
        Change in operating assets and liabilities:
           (Increase) decrease in other assets                                (172)            (88)         27,486
           Increase in other liabilities                                     2,654          14,062               -
                                                                  -------------------------------------------------
Net cash provided by operating activities                                  807,677         934,494       1,027,101
                                                                  -------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sales of securities available
        for sale                                                                 -         319,489               -
     Purchase of securities available for sale                             (91,150)       (668,980)       (462,125)
                                                                  -------------------------------------------------
Net cash (used in) investing activities                                    (91,150)       (349,491)       (462,125)
                                                                  -------------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                            110,261         110,550          56,954
     Dividends paid                                                       (767,441)       (735,397)       (699,610)
                                                                  -------------------------------------------------
Net cash (used in) financing activities                                   (657,180)       (624,847)       (642,656)
                                                                  -------------------------------------------------

Increase (decrease) in cash                                                 59,347         (39,844)        (77,680)
Cash, beginning                                                             55,481          95,325         173,005
                                                                  -------------------------------------------------

Cash, ending                                                          $    114,828    $     55,481    $     95,325
                                                                  =================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTRAL VIRGINIA BANKSHARES, INC.


Date:  March 30, 2000                 By:/s/ Ralph Larry Lyons
                                         ---------------------
                                         Ralph Larry Lyons
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2000                   /s/ Ralph Larry Lyons
                                 -----------------------------------------------
                                 Ralph Larry Lyons
                                 President and Chief Executive Officer; Director
                                 (Principal Executive Officer)

March 30, 2000                   /s/ Charles F. Catlett, III
                                 -----------------------------------------------
                                 Charles F. Catlett, III
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

March 30, 2000                   /s/ Thomas R. Thornton, Jr.
                                 -----------------------------------------------
                                 Thomas R. Thornton, Jr.
                                 Assistant Vice President
                                 (Principal Accounting Officer)

March 30, 2000                   /s/ John B. Larus
                                 -----------------------------------------------
                                 John B. Larus
                                 Chairman of the Board of Directors

March 30, 2000                   /s/ Fleming V. Austin
                                 -----------------------------------------------
                                 Fleming V. Austin
                                 Director

March __, 2000
                                 -----------------------------------------------
                                 Charles W. Binford
                                 Director

March 30, 2000                   /s/ Garland L. Blanton, Jr.
                                 -----------------------------------------------
                                 Garland L. Blanton, Jr.
                                 Director

March 30, 2000                   /s/ Charles B. Goodman
                                 -----------------------------------------------
                                 Charles B. Goodman
                                 Director

March 30, 2000                   /s/ Elwood C. May
                                 -----------------------------------------------
                                 Elwood C. May
                                 Director

March __, 2000
                                 -----------------------------------------------
                                 James T. Napier
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