Form 10QSB
period 2000-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2000-05-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


          For Quarter Ended                          Commission File No.
           March 31, 2000                                 000-24002




                        CENTRAL VIRGINIA BANKSHARES, INC.



               Virginia                                   54-1467806
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


As of March 31, 2000, 1,927,495 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  May 15, 2000

                                      INDEX


Part I.  Financial Information                                                                          Page No.
------------------------------                                                                          --------
  Item 1          Financial Statements

         Consolidated Balance Sheet -
         March 31, 2000 and 1999............................................................................3

         Consolidated Statement of Income - Three
         Months Ended March 31, 2000 and 1999...............................................................4

         Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 2000 and 1999...............................................................5

         Notes to Consolidated Financial Statements -
         March 31, 2000 and 1999 (Unaudited)................................................................6

  Item 2          Management Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................................7


Part II.  Other Information
---------------------------

  Item 1          Legal Proceedings........................................................................12

  Item 6          Exhibits and Reports on Form 8-K.........................................................13

  Signatures...............................................................................................14

                                     PART I

ITEM 1    FINANCIAL STATEMENTS

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2000 and 1999
                                   (Unaudited)

                                  ASSETS                                       March 31, 2000       March 31, 1999
                                  ------                                       --------------       --------------
Cash and due from banks                                                          $  5,600,748         $  5,243,268
Federal funds sold                                                                          0                    0
                                                                                 ------------         ------------
      Total cash and cash equivalents                                            $  5,600,748         $  5,243,268
Securities available for sale                                                      18,689,086           28,218,948
Securities held to maturity (approximate market
  value 2000 $26,078,576; 1999 $27,941,872)                                        26,614,967           27,394,378
Mortgage loans held for sale                                                          244,800              585,050
Loans, net                                                                        131,415,552          115,264,841
Bank premises and equipment, net                                                    4,490,917            4,671,529
Accrued interest receivable                                                         1,686,291            1,383,809
Other assets                                                                        3,877,609            2,222,215
                                                                                 ------------         ------------
      Total assets                                                               $192,619,970         $184,984,038
                                                                                 ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand deposits                                                              $ 21,917,197         $ 22,092,274
    Interest bearing demand deposits and NOW accounts                              32,497,514           34,234,363
    Savings deposits                                                               19,198,927           19,155,250
    Time deposits, $100,000 and over                                               14,462,424           15,465,108
    Other time deposits                                                            64,405,763           65,725,943
                                                                                 ------------         ------------
                                                                                 $152,481,825         $156,672,938
  Federal funds purchased and securities sold under repurchase
    agreements                                                                      1,881,390            5,339,128
  FHLB borrowings                                                                  20,000,000            5,000,000
  Note payable                                                                         27,000               36,000
  Accrued interest payable                                                            428,113              385,998
  Other liabilities                                                                   334,020              367,917
                                                                                 ------------         ------------
      Total liabilities                                                          $175,152,348         $167,801,981
                                                                                 ============         ============

STOCKHOLDERS' EQUITY
  Common stock, $1.25 par value 6,000,000 shares
    authorized; 1,927,495 and 1,916,991 shares
    issued and outstanding in 2000 and 1999 respectively                         $  2,409,369         $  2,396,239
  Surplus                                                                           4,368,883            4,271,392
  Retained earnings                                                                11,796,687           10,570,517
  Accumulated other comprehensive income                                          (1,107,317)             (56,091)
                                                                                 ------------         ------------
      Total stockholders' equity                                                 $ 17,467,622         $ 17,182,057
                                                                                 ------------         ------------
      Total liabilities and stockholders' equity                                 $192,619,970         $184,984,038
                                                                                 ============         ============
Loan to Deposit Ratio                                                                  86.18%               73.57%
Book Value                                                                              $9.06                $8.96

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                                 March 31
                                                                                       ----------------------------
                                                                                          2000              1999
                                                                                       ----------        ----------
Interest income
  Interest and fees on loans                                                           $2,999,282        $2,494,015
  Interest on securities:
    U.S. Government agencies and corporations                                             270,862           395,143
    U.S. Treasury notes                                                                    15,759            31,554
    States and political subdivisions                                                     369,248           398,773
    Other                                                                                 127,833            86,932
  Interest on federal funds sold                                                              464               165
                                                                                       ----------        ----------
      Total interest income                                                            $3,783,448        $3,406,582
                                                                                       ----------        ----------
Interest expense
  Interest on deposits                                                                 $1,449,764        $1,485,316
  Interest on federal funds purchased and securities sold under
    repurchase agreements                                                                  45,948            92,729
  Interest on FHLB borrowings                                                             275,541            73,125
  Interest on note payable                                                                    540               720
                                                                                       ----------        ----------
      Total interest expense                                                           $1,771,793        $1,651,890
                                                                                       ----------        ----------
      Net interest income                                                              $2,011,655        $1,754,692
  Provision for loan losses                                                                60,000            49,500
                                                                                       ----------        ----------
      Net interest income after provision for loan losses                              $1,951,655        $1,705,192
  Other income
    Deposit fees and charges                                                           $  259,957        $  202,516
    Other                                                                                  92,526            99,870
                                                                                       ----------        ----------
      Total other income                                                               $  352,483        $  302,386
  Other expenses
    Salaries and wages                                                                   $706,600          $617,800
    Pensions and other employee benefits                                                  130,317            93,601
    Occupancy expense                                                                      78,304            68,445
    Equipment depreciation                                                                135,694            96,850
    Equipment repairs and maintenance                                                      51,997            45,981
    Advertising and public relations                                                       27,740            49,534
    Federal insurance premiums                                                              7,966             5,476
    Office supplies, telephone and postage                                                106,327           115,796
    Taxes and licenses                                                                     35,173            35,217
    Legal and professional fees                                                           100,390            19,965
    Other operating expenses                                                              232,532           223,849
                                                                                       ----------        ----------
      Total other expenses                                                             $1,613,040        $1,372,514
                                                                                       ----------        ----------
  Income before income taxes                                                           $  691,098        $  635,064
  Income taxes                                                                            205,574           183,962
                                                                                       ----------        ----------
      Net income                                                                       $  485,524        $  451,102
                                                                                       ==========        ==========
  Per share of common stock:
    Income before income taxes                                                              $0.36             $0.33
      Net income                                                                            $0.25             $0.24
      Weighted average shares                                                           1,924,205         1,914,779
      Dividends                                                                             $0.10             $0.10
      Return on average assets                                                              1.02%             0.99%
      Return on average equity                                                             11.21%            11.07%

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999

                                                                                        2000                  1999
                                                                                        ----                  ----
Cash Flows for Operating Activities
  Net Income                                                                       $    485,524          $    451,102
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                        158,210               119,965
    Provision for loan losses                                                            60,000                49,500
    Amortization and accretion on securities                                            (15,995)              (23,088)
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                    115,972               174,416
        Accrued interest receivable                                                    (280,239)               83,786
        Other assets                                                                   (565,601)              (13,796)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                         33,389                10,221
        Other liabilities                                                                (5,652)               74,324
                                                                                   ------------          ------------
    Net cash provided by operating activities                                          ($14,392)         $    926,430
                                                                                   ------------          ------------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                          $     75,000          $    425,000
  Purchase of securities held to maturity                                                     -              (190,000)
  Proceeds from sales and maturities of securities available for sale                   168,217               605,972
  Purchase of securities available for sale                                             (66,600)             (299,750)
  Net increase in loans made to customers                                            (2,902,283)           (5,577,297)
  Net purchases of premises and equipment                                               (46,920)             (509,807)
                                                                                   ------------          ------------
    Net cash (used in) investing activities                                         ($2,772,586)          ($5,545,882)
                                                                                   ------------          ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                         $    270,824          $  1,946,137
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                                  1,608,348               258,936
  Net proceeds from FHLB borrowings                                                   1,000,000                     -
  Net proceeds from issuance of capital stock                                            36,618                36,258
  Dividends paid                                                                       (192,316)             (191,415)
                                                                                   ------------          ------------
    Net cash provided by financing activities                                      $  2,723,474          $  2,049,916
                                                                                   ------------          ------------
    Increase (decrease) in cash and cash equivalents                                   ($63,504)          ($2,569,536)
Cash and cash equivalents:
  Beginning                                                                           5,664,252             7,812,804
                                                                                   ------------          ------------
  Ending                                                                           $  5,600,748          $  5,243,268
                                                                                   ============          ============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                       $  1,738,404          $  1,641,669
                                                                                   ============          ============

    Income Taxes                                                                            $0                    $0
                                                                                            ==                    ==

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             March 31, 2000 and 1999
                                   (Unaudited)


Note 1.  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2.  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                        2000           1999
                                                    -------------  -------------
Net income                                           $   485,524    $   451,102
Other comprehensive income, net of tax
  Unrealized holding gains (losses) arising
    during the period on securities available
    for sale, net of deferred income taxes                50,996       (231,018)
                                                    -------------  -------------
Total comprehensive income                           $   536,520    $   220,084
                                                    -------------  -------------

Note 3.  Commitments and Contingencies

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

ITEM 2      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $485,524 in the first quarter of 2000, an increase of 7.6% from the first quarter of 1999. The results for 2000 reflect primarily an increase in net interest income resulting from an increase in interest earning assets (primarily loans) for the quarter. In addition, other income rose by 16.6% in the current quarter compared to the same period last year. Net income per fully diluted common share for the first quarter of 2000 was $.25 compared to $.24 for the same period in 1999. The Company's annualized return on average equity was 11.21% in the first quarter of 2000, compared to 11.07% for the first quarter of 1999, while the return on average assets amounted to 1.02% and .99% for these periods respectively.

         Net Interest Income. The Company's net interest income was $2,011,655 for the first quarter of 2000, compared to $1,754,692 for the first quarter of 1999. The increase in net interest income in 2000 was attributable primarily to an increase in average interest earning assets as well as a change in the mix of average interest earning assets. Average interest earning assets were $178.9 million for the first quarter of 2000 compared to $168.8 million for the first quarter of 1999. The largest component change was in the average balance of loans, which increased 16.8% from March 1999. Average investment securities dropped 15.7%, or $8.8 million from March 31, 1999 to March 31, 2000. The fully taxable annualized yield on investment securities was 7.13% at March 31, 2000 compared to 6.94% in the previous year.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.72% for the first quarter of 2000, compared to 4.49% for the first quarter of 1999.

         Non-Interest Income. For the first three months of 2000, non-interest income totaled $352,483, an increase of 16.6%, or $50,097 from the same period in 1999. Included in this increase is an increase in deposit fees and charges of 28.4% or $57,441. This increase is due to an increase in the number of deposit accounts in addition to a slight increase in the amount of some of the fees charged.

         Non-Interest Expenses. The Company's total non-interest expenses for the first quarter of 2000 increased $240,526 or 17.5% compared to the same period in 1999. Expenses related to salaries and employee benefits not treated as an adjustment to the yield on loans originated in 2000 increased 17.1% compared to the same period in 1999. Advertising and public relations expense as well as office supplies, telephone, and postage expense decreased 44% and 8.2%, respectively, as the Company has instituted a cost review and reduction program in the new year. Equipment depreciation expense is up 40.1% as the result of new equipment purchases in 1999 that replaced or upgraded existing data processing systems. Legal and professional fees increased $80,425 as the result of the Company's defense in ongoing litigation.

         Income Taxes. The Bank reported income taxes of $205,574 for the first quarter of 2000, compared to $183,962 for the first quarter of 1999. These amounts yielded effective tax rates of 29.7% and 29.0%, respectively. In February, 1992 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This Statement superseded Statement of Financial Accounting Standards No. 96, and is effective for fiscal years beginning after December 15, 1992. This statement was implemented in March of 1993 and did not have a material effect upon the financial position or results of operations of the Company.

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

         At March 31, 2000, loans increased $2.8 million from December 31, 1999 and $16.1 million from March 31, 1999. The loan to deposit ratio was 86.18% at March 31, 2000, compared to 84.47% at December 31, 1999 and 73.57% at March 31, 1999. As of March 31, 2000, real estate loans accounted for 54.0% of the loan portfolio, consumer loans were 23.7%, and commercial and industrial loans totaled 22.3% of the loan portfolio.

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

         The following table summarizes non-performing loans:

                                                                 March 31          December 31         March 31
                                                                   2000               1999               1999
                                                                   ----               ----               ----
                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                         $  229            $  109              $  244

Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)                         1,062             1,680                 494

Loans  restructured  and in compliance with
  modified terms (not included in non-
  accrual loans or loans contractually past
  due 90 days or more above)                                            -                 -                   -
                                                                   ------            ------              ------

        TOTAL                                                      $1,581            $1,789              $  738
                                                                   ======            ======              ======

         Management is not aware of any other loans at March 31, 2000 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.15% at March 31, 2000; 1.14% at December 31, 1999; and 1.13% at
March 31, 1999, respectively. At March 31, 2000 the ratio of the allowance for loan losses to non-performing loans was 97.5%, compared to 83.1% at December 31, 1999 and 178.6% at March 31, 1999.

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

         The provision for loan losses totaled $60,000 for the quarter ended March 31, 2000 and $49,500 for the same period in 1999. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first quarter of 2000, total securities decreased to $45.3 million or 23.5% of total assets at March 31, 2000 compared to $55.6 million or 30% at March 31, 1999.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.13% for the first quarter of 2000, compared to 7.06% for the same period in 1999. The book value of the entire portfolio exceeded the market value by $2.2 million at March 31, 2000.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by $270,824 between December 31, 1999 and March 31, 2000. Deposits decreased by $4.2 million, or 2.7% between March 31, 1999 and March 31, 2000. The average aggregate interest rate paid on deposits was 4.44% in the first quarter of 2000, compared to 4.50% for the same period in 1999. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2000:

                                                        Time Deposits
                                                        -------------
                                                    (Dollars in thousands)
               Three months or less                         $ 2,491
               Three to twelve months                         6,400
               Over twelve months                             5,571
                                                            -------
                 Total                                      $14,462
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of March 31, 2000, with minimum requirements, as defined by regulation, is shown below:

                                                Minimum               Actual
                                              Requirements        March 31, 2000
                                              ------------        --------------

             Tier 1 risk-based capital            4.0%               12.06%
             Total risk-based capital             8.0%               13.14%
             Leverage ratio                       3.0%                9.06%


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


                                     PART II

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

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



                               CENTRAL VIRGINIA BANKSHARES, INC.
                               ---------------------------------
                                         (Registrant)


Date:  May 15, 2000            /s/ Ralph Larry Lyons
                               ------------------------------------------
                               Ralph Larry Lyons, President and Chief
                               Executive Officer (Principal Executive Officer)



Date:  May 15, 2000            /s/ Charles F. Catlett, III
                               ------------------------------------------
                               Charles F. Catlett, III, Vice President and Chief
                               Financial Officer (Principal Financial Officer)