Form 10QSB
period 2000-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2000-08-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



          For Quarter Ended                           Commission File No.
            June 30, 2000                                  000-24002



                        CENTRAL VIRGINIA BANKSHARES, INC.


                     Virginia                              54-1467806
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___ (not subject to filing requirements for the past 90 days).

As of August 14, 2000, 1,931,864 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 August 14, 2000

                                      INDEX



Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1   Financial Statements

         Consolidated Balance Sheets - June 30, 2000
         and 1999............................................................3

         Consolidated Statements of Income - Three
         Months Ended June 30, 2000 and 1999
         and Six Months Ended June 30, 2000 and 1999.........................4

         Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 2000 and 1999.................................5

         Notes to Consolidated Financial Statements -
         June 30, 2000 and 1999 (Unaudited)..................................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation................................................7-12


Part II. Other Information

Item 1   Legal Proceedings...............................................12-13

Item 4   Submission of Matters to a Vote of
         Security Holders...................................................13

Item 6   Exhibits and Reports on Form 8-K...................................14

Signatures..................................................................15

                                             PART I
ITEM 1  FINANCIAL STATEMENTS

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999
                                   (Unaudited)

               ASSETS                                                           June 30, 2000     June 30, 1999
               ------                                                           -------------     -------------
Cash and due from banks                                                         $   6,111,641     $   4,000,002
Federal funds sold                                                                  2,263,000                 0
                                                                                -------------     -------------
      Total cash and cash equivalents                                           $   8,374,641     $   4,000,002
Securities available for sale                                                      18,667,424        25,784,274
Securities held to maturity (approximate market
   value 2000 $24,561,327; 1999 $26,929,173)                                       25,129,840        26,947,775
Mortgage loans held for sale                                                          526,250           361,000
Total Loans                                                                       133,043,071       123,298,314
   Less: Unearned interest                                                           (337,471)         (288,914)
      Reserve for loan losses                                                      (1,543,639)       (1,363,551)
                                                                                -------------     -------------
Loans, net                                                                        131,161,961       121,645,849
                                                                                -------------     -------------
Bank premises and equipment, net                                                    4,359,820         4,506,273
Accrued interest receivable                                                         1,534,032         1,308,747
Other assets                                                                        4,410,276         2,866,934
                                                                                -------------     -------------
      Total assets                                                              $ 194,164,244     $ 187,420,854
                                                                                =============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand deposits                                                             $  23,313,966     $  23,241,917
    Interest bearing demand deposits and NOW accounts                              32,212,847        34,296,538
    Savings deposits                                                               18,854,740        19,369,815
    Time deposits, $100,000 and over                                               16,613,307        15,256,141
    Other time deposits                                                            69,393,427        65,735,917
                                                                                -------------     -------------
                                                                                $ 160,388,287     $ 157,900,328
  Federal funds purchased and securities sold under repurchase
    agreements                                                                        219,244         6,898,741
  FHLB advance                                                                     15,000,000         5,000,000
  Note payable                                                                         18,000            27,000
  Accrued interest payable                                                            414,075           350,635
  Other liabilities                                                                   346,226           161,527
                                                                                -------------     -------------
      Total liabilities                                                         $ 176,385,832     $ 170,338,231
                                                                                -------------     -------------
STOCKHOLDERS' EQUITY
  Common stock, $1.25 par value; 6,000,000 shares authorized;
    1,931,684 and 1,920,103 shares issued and outstanding in
    2000 and 1999, respectively                                                 $   2,414,605     $   2,400,129
  Surplus                                                                           4,400,845         4,306,012
  Retained earnings                                                                12,084,558        10,859,339
  Accumulated other comprehensive income                                           (1,121,596)         (482,857)
                                                                                -------------     -------------
      Total stockholders' equity                                                $  17,778,412     $  17,082,623
                                                                                -------------     -------------
      Total liabilities and stockholders' equity                                $ 194,164,244     $ 187,420,854
                                                                                =============     =============
Loan to Deposit Ratio                                                                   81.78%            77.04%
Book Value                                                                      $        9.20     $        8.90

See Notes to Consolidated Financial Statements

                                CENTRAL VIRGINIA BANKSHARES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                     June 30,
                                                                   ------------------------    ------------------------
                                                                      2000          1999          2000          1999
                                                                      ----          ----          ----          ----
Interest income
  Interest and fees on loans                                       $3,063,770    $2,621,538    $6,063,052    $5,115,553
  Interest on securities:
    U.S. Government agencies and corporations                         267,360       369,565       538,222       764,708
    U.S. Treasury securities                                            7,619        31,577        23,378        63,131
    States and political subdivisions                                 367,959       390,967       737,207       789,740
    Other                                                             133,444        99,609       261,277       186,541
  Interest on federal funds sold                                       30,522           145        30,986           310
                                                                   ----------    ----------    ----------    ----------
      Total interest income                                        $3,870,674    $3,513,401    $7,654,122    $6,919,983
                                                                   ----------    ----------    ----------    ----------
Interest expense
  Interest on deposits                                             $1,574,709    $1,476,670    $3,024,473    $2,961,986
  Interest on federal funds purchased and securities
     sold under repurchase agreements                                   9,277       100,278        55,225       193,007
  Interest on FHLB borrowings                                         305,115        73,938       580,656       147,063
  Interest on note payable                                                360           540           900         1,260
                                                                   ----------    ----------    ----------    ----------
      Total interest expense                                       $1,889,461    $1,651,426    $3,661,254    $3,303,316
                                                                   ----------    ----------    ----------    ----------
      Net interest income                                          $1,981,213    $1,861,975    $3,992,868    $3,616,667
  Provision for loan losses                                            60,000        49,500       120,000        99,000
                                                                   ----------    ----------    ----------    ----------
      Net interest income after provision for loan losses          $1,921,213    $1,812,475    $3,872,868    $3,517,667
                                                                   ----------    ----------    ----------    ----------
  Other income
    Deposit fees and charges                                       $  292,839    $  236,856    $  552,796    $  439,372
    Realized gain on sale of securities available for sale                  -         3,140             -         3,140
    Other                                                              87,324        89,659       179,850       189,529
                                                                   ----------    ----------    ----------    ----------
      Total other income                                           $  380,163    $  329,655    $  732,646    $  632,041
                                                                   ----------    ----------    ----------    ----------
  Other expenses
    Salaries and wages                                             $  725,400    $  617,100    $1,432,000    $1,234,900
    Pensions and other employee benefits                               79,780        94,436       210,097       188,037
    Occupancy expense                                                  67,600        65,767       145,904       134,212
    Equipment depreciation                                            135,758       112,731       271,452       209,581
    Equipment repairs and maintenance                                  54,088        67,870       106,085       113,851
    Advertising and public relations                                   30,494        47,368        58,234        96,902
    Federal insurance premiums                                          7,694         5,591        15,660        11,067
    Office supplies, telephone and postage                            103,393       113,454       209,720       229,250
    Taxes and licenses                                                 31,962        32,078        67,135        67,295
    Legal and professional fees                                       156,339        61,746       256,729        81,700
    Other operating expenses                                          249,760       239,591       482,292       463,454
                                                                   ----------    ----------    ----------    ----------
      Total other expenses                                         $1,642,268    $1,457,732    $3,255,308    $2,830,249
                                                                   ----------    ----------    ----------    ----------
  Income before income taxes                                       $  659,108    $  684,398    $1,350,206    $1,319,459
  Income taxes                                                        178,487       203,875       384,061       387,837
                                                                   ----------    ----------    ----------    ----------
      Net income                                                   $  480,621    $  480,523    $  966,145    $  931,622
                                                                   ==========    ==========    ==========    ==========
Per share of common stock:
Income before income taxes                                         $     0.34    $     0.36    $     0.70    $     0.69
Net income                                                         $     0.25    $     0.25    $     0.50    $     0.49
Dividends paid per share                                           $     0.10    $     0.10    $     0.20    $     0.20
Weighted average shares                                             1,928,508     1,916,240     1,926,356     1,916,240
Return on average assets                                                 0.99%         1.03%         1.01%         1.01%
Return on average equity                                                10.90%        11.73%        11.07%        11.41%

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999

                                                                                    2000               1999
                                                                                    ----               ----
Cash Flows from Operating Activities
  Net Income                                                                    $     966,145     $     931,622
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                      316,595           255,502
    Provision for loans losses                                                        120,000            99,000
    Amortization and accretion on securities                                           28,136            39,554
    Realized gain on sales of securities available for sale                                 -            (3,140)
    Loss on sale of foreclosed real estate                                             15,540                 -
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                 (165,478)          398,466
        Accrued interest receivable                                                  (127,980)          158,848
        Other assets                                                               (1,098,268)         (658,515)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                       19,351           (25,142)
        Other liabilities                                                               6,554          (132,066)
                                                                                -------------     -------------
    Net cash provided by operating activities                                   $      80,595     $   1,064,129
                                                                                -------------     -------------

Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                       $   1,360,000     $   1,125,000
  Purchase of securities held to maturity                                                   -          (455,400)
  Proceeds from sales and maturities of securities available for sale                 357,219         3,037,860
  Purchase of securities available for sale                                           (66,600)         (597,500)
  Net increase in loans made to customers                                          (2,749,856)      (12,176,096)
  Net purchases of premises and equipment                                             (74,208)         (480,088)
  Proceeds for sale of foreclosed real estate                                         220,735                 -
  Net expenditures on foreclosed real estate                                           (9,760)           (5,436)
                                                                                -------------     -------------
    Net cash (used in) investing activities                                     ($  1,173,445)    ($  9,551,660)
                                                                                -------------     -------------

Cash Flows from Financing Activities
  Net increase in deposits                                                      $   8,177,286     $   3,173,527
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                                  (53,798)        1,818,549
  Repayment of FHLB borrowings                                                     (4,000,000)                -
  Repayment of note payable                                                            (9,000)           (9,000)
  Net proceeds from issuance of common stock                                           73,816            74,768
  Dividends paid                                                                     (385,065)         (383,115)
                                                                                -------------     -------------
    Net cash provided by financing activities                                   $   3,803,239     $   4,674,729
                                                                                -------------     -------------
    Increase (decrease) in cash and cash equivalents                            $   2,710,389     ($  3,812,802)
Cash and cash equivalents:
  Beginning                                                                         5,664,252         7,812,804
                                                                                -------------     -------------
  Ending                                                                        $   8,374,641     $   4,000,002
                                                                                =============     =============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                    $   3,641,903     $   3,328,458
                                                                                =============     =============
    Income Taxes                                                                $     350,005     $     369,403
                                                                                =============     =============

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)


Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2000         1999         2000         1999
                                                      ---------    ---------    ----------   ---------
Net income                                            $ 480,621    $ 480,523    $  966,145   $ 931,622
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
    during the period on securities available
    for sale, net of deferred income taxes              (14,279)    (426,766)       36,717    (657,784)
                                                      ---------    ---------    ----------   ---------
Total comprehensive income                            $ 466,342    $  53,757    $1,002,862   $ 273,838
                                                      =========    =========    ==========   =========

Note 3  Commitments and Contingencies

As previously reported in the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000, the Bank is a party to lawsuits filed by Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic, in the Circuit Court for the County of Chesterfield, Virginia and by the trustee in bankruptcy for Alliance Title and Escrow, Ltd. in the United States Bankruptcy Court for the Eastern District of Virginia. Both lawsuits arise primarily from the alleged misappropriation of funds by the president of Alliance Title from the Alliance Title accounts maintained with the Bank.

In August 2000, the Bank, Old Republic and Alliance Title reached an agreement in principle to settle the lawsuits. The parties are currently finalizing the details of the settlement, which will be submitted to the United States Bankruptcy Court for its approval. The Bank expects to obtain such court approval in the third quarter of 2000. The parties will be required to keep the terms of the settlement confidential.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $480,621 in the second quarter of 2000, compared to $480,523 in the second quarter of 1999. These results reflect an increase in net interest income as well as increases in other income and other expenses. For the quarter, total interest income rose 10.2%, while net interest income rose 6.4%. The primary source of the increases in interest income was in interest and fees on loans, which rose 16.9%, compared to the same quarter in 1999. Total other income rose 15.3%, primarily in deposit fees and charges, while other expenses increased 12.7%. The increase in other expenses is primarily the result of legal fees incurred in defense of a lawsuit filed against the Bank in May 1999. (See Legal Proceedings in Part II.) An agreement in principle has been reached to settle the suit but has yet to be finalized. The settlement as agreed upon will have no impact on future earnings of the Company. Final settlement is expected in the third quarter of this year.

         Net income per common share for the second quarter of 2000 and 1999 was $.25. The Company's annualized return on average equity was 10.90% in the second quarter of 2000, compared to 11.73% for the second quarter of 1999, while the return on average assets amounted to .99% and 1.03% for these periods respectively.

         The Company's net income for the six months ended June 30, 2000 totaled $966,145, an increase of $34,523, or 3.7% over the first six months of 1999. The 2000 results reflect primarily a 10.4% increase in net interest income as well as a 15.9% increase in other income and a 15.0% increase in other expenses. Net income per common share for the first six months of 2000 was $.50 compared to $.49 for the same period in 1999. The Company's annualized return on average equity was 11.07% for the six months ended June 30, 2000, compared to 11.41% for the six months ended June 30, 1999. The return on average assets amounted to 1.01% for each of these same periods.

         Net Interest Income. The Company's net interest income was $1,981,213 for the second quarter of 2000, compared to $1,861,975 for the second quarter of 1999. The increase in net interest income in 2000 was attributable primarily to an increase in interest earning assets. Average interest earning assets were $182.2 million for the second quarter of 2000, compared to $172.6 million for the second quarter of 1999. Average loans increased $15.2 million, or 12.8%, to account for the majority of the increase. For the six months ended June 30, 1999, average interest earning assets rose 6.6% to $183.1 million compared to the same period in 1999.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income; including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.49% for the second quarter of 2000 and 4.53% for the first six months of 2000, compared to 4.47% and 4.40% for the same periods in 1999, respectively.

         Non-Interest Income. In the second quarter of 2000, the Company's total non-interest income totaled $380,163, an increase of 15.3%, or $50,508, compared to 1999. For the first six months of 2000, non-interest income increased by $100,605 or 15.9% compared to 1999. The increases for each period are primarily due to increases in deposit fees and charges. These fees increased 23.6% for the quarter and 25.8% for the six months ended June 30, 2000. The increases in these fees are the result of an increase in the number of deposit accounts as well as changes in the amounts of the fees in reaction to local market rates.

         Non-Interest Expense. The Company's total non-interest expenses for the second quarter and six months ended June 30, 2000 increased $184,536 and $425,059, respectively, compared to the same periods in 1999. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 2000 increased by 13.2% for the quarter and 15.4% for the first six months compared to 1999. Increases in equipment depreciation of 20.4% for the quarter and 29.5% for the six-month period reflect the upgrade of much of the Company's processing equipment over the past year. This equipment had either become outdated or lacked the capacity to efficiently handle the increased number of transactions processed daily as the Company has grown in size. Decreases in equipment repairs and maintenance expense shows that the new equipment purchased helps pay for itself in reduced cost to keep the equipment operating properly.

         Expenses for advertising and public relations decreased 35.6% for the quarter and 39.9% for the six-month period. Office supplies, telephone, and postage expense decreased 8.9% and 8.5% for the same periods, respectively. These decreases are examples of the company's success in the current year of closely monitoring expenses.

         The increase of $94,593 for the quarter and $175,029 for the six-month period in legal and professional fees reflects the costs incurred to defend the Bank in the lawsuit previously mentioned.

         Income Taxes. The Bank reported income taxes of $178,487 for the second quarter and $384,061 for the first six months of 2000, compared to $203,875 and $387,837 for the same periods in 1999, respectively. These amounts yielded effective tax rates of 27.1% for the quarter and 28.4% for the first six months of 2000, compared to 29.8% and 29.4% for the same periods in 1999, respectively.

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

         At June 30, 2000 loans increased $2.6 million from December 31, 1999 and $9.5 million from June 30, 1999. The loan to deposit ratio was 81.78% at June 30, 2000, compared to 84.47% at December 31, 1999, and

77.04% at June 30, 1999. As of June 30, 2000, real estate loans accounted for 53.6% of the loan portfolio, consumer loans were 24.5%, and commercial and industrial loans totaled 22.1%.

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

         The following table summarizes non-performing loans:

                                                                     June 30,         December 31,       June 30,
                                                                      2000               1999              1999
                                                                      ----               ----              ----
                                                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis                           $  608             $  109            $ 230
Loans contractually past due 90 days or more as to
interest or principal payments (not included in
non-accrual loans above)                                                596              1,680              402
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)                          --                 --               --
                                                                     ------             ------            -----

        Total                                                        $1,204             $1,789            $ 632
                                                                     ======             ======            =====

         Management is not aware of any other loans at June 30, 2000 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.11%, 1.14% and 1.11% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. At June 30, 2000 the ratio of the allowance for loan losses to non-performing loans was 128.2%, compared to 83.1% at December 31, 1999 and 215.8% at June 30, 1999.

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

         The provision for loan losses totaled $60,000 for the quarter ended June 30, 2000 and $49,500 for the quarter ended June 30, 1999. For the six month periods ended June 30, 2000 and 1999, the provision for loan losses was $120,000 and $99,000, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first six months of 2000, total securities decreased 3.6% to $43.8 million or 22.6% of total assets at June 30, 2000. At December 31, 1999, total securities were $45.4 million, or 24.0% of total assets and at June 30, 1999, total securities were $52.7 million, or 28.1% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.19% for the second quarter of 2000 and 6.94% for the first six months of 2000, compared to 7.06% and 7.05% for the same periods in 1999. The book value of the portfolio exceeded the market value by $1,718,411 at June 30, 2000.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 5.4% between December 31, 1999 and June 30, 2000. The average aggregate interest rate paid on deposits was 4.03% in the second quarter of 2000 and 3.93% for the first six months of 2000, compared to 3.79% and 3.83% for the same periods in 1999. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2000:

                                                     June 30, 2000
                                                     Time Deposits
                                                     -------------
                                                 (Dollars in Thousands)

              Three months or less                       $ 2,255
              Three to twelve months                       5,206
              Over twelve months                           9,152
                                                         -------
                 Total                                   $16,613
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of June 30, 2000, with minimum requirements, as defined by regulation, is shown below:

                                              Minimum                 Actual
                                            Requirements          June 30, 2000
                                            ------------          -------------

         Tier 1 risk-based capital              4.0%                  12.22%
         Total risk-based capital               8.0%                  13.30%
         Leverage ratio                         3.0%                   9.04%

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

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System and well as the Federal Home Loan Bank of Atlanta. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

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


                                     PART II

ITEM 1   LEGAL PROCEEDINGS

         As previously reported in the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000, the Bank is a party to lawsuits filed by Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic, in the Circuit Court for the County of Chesterfield, Virginia and by the trustee in bankruptcy for Alliance Title and Escrow, Ltd. in the United States Bankruptcy Court for the Eastern District of Virginia. Both lawsuits arise primarily from the alleged misappropriation of funds by the president of Alliance Title from the Alliance Title accounts maintained with the Bank.

         In August 2000, the Bank, Old Republic and Alliance Title reached an agreement in principle to settle the lawsuits. The parties are currently finalizing the details of the settlement, which will be submitted to the United States Bankruptcy Court for its approval. The Bank expects to obtain such court approval in the third quarter of 2000. The parties will be required to keep the terms of the settlement confidential.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Shareholders meeting was held on April 25, 2000.

      (b)   Directors elected at the meeting for a three year term were:

            1.   Elwood C. May
            2.   Charles B. Goodman

            Directors with continuing terms were:

            1.   Ralph Larry Lyons
            2.   Garland L. Blanton, Jr.
            3.   Charles W. Binford
            4.   John B. Larus
            5.   James T. Napier
            6.   Fleming V. Austin

      (c)   Matters voted upon:

            1.   Election of Elwood C. May as a director for a three year term:

                 Votes for...................1,545,724
                 Votes withheld..................8,400

            2. Election of Charles B. Goodman as a director for a three year term:

                 Votes for...................1,545,724
                 Votes withheld..................8,400

            3.   Ratification of Auditors:

                 Votes for...................1,545,319
                 Votes against...................3,538
                 Votes abstained.................5,268

ITEM 6      EXHIBITS AND REPORTS ON 8-K

            (a)  Exhibits:

                 3.1 Articles of Incorporation, as amended (restated in electronic format)

                 27     Financial Data Schedule

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


                                  CENTRAL VIRGINIA BANKSHARES, INC.
                                  ---------------------------------
                                  (Registrant)


Date: August 14, 2000             /s/ Ralph Larry Lyons
                                  ----------------------------------------------
                                  Ralph Larry Lyons, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date: August 14, 2000             /s/ Charles F. Catlett, III
                                  ----------------------------------------------
                                  Charles F. Catlett, III, Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)