Form 10QSB
period 2000-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2000-11-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                            Commission File No.
September 30, 2000                                                000-24002



                        CENTRAL VIRGINIA BANKSHARES, INC.


           Virginia                                               54-1467806
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

As of November 14, 2000, 1,931,684 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                November 14, 2000

                                      INDEX



Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1   Financial Statements

         Consolidated Balance Sheets - September 30, 2000
         and 1999..............................................................3

         Consolidated Statements of Income - Three
         Months Ended September 30, 2000 and 1999
         and Nine Months Ended September 30, 2000 and 1999.....................4

         Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 2000 and 1999..............................5

         Notes to Consolidated Financial Statements -
         September 30, 2000 and 1999 (Unaudited).............................6-7

Item 2   Management's Discussion and Analysis or
         Plan of Operation..................................................8-13


Part II.  Other Information
---------------------------

Item 1   Legal Proceedings.................................................13-14

Item 6   Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

                                     PART I
ITEM 1  FINANCIAL STATEMENTS

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2000 and 1999
                                   (Unaudited)

                                     ASSETS                                 Sept. 30, 2000     Sept. 30, 1999
                                     ------                                 --------------     --------------
Cash and due from banks                                                     $    4,819,226     $    5,671,789
Federal funds sold                                                               3,583,000                  -
                                                                            --------------     --------------
      Total cash and cash equivalents                                       $    8,402,226     $    5,671,789
Securities available for sale                                                   18,768,293         19,599,615
Securities held to maturity (approximate market value 2000 $24,635,847;
  1999 $27,008,221)                                                             25,046,038         27,079,306
Mortgage loans held for sale                                                       136,000            345,000
Total loans                                                                    134,896,208        130,884,686
  Less: Unearned income                                                           (370,085)          (262,270)
           Reserve for loan losses                                              (1,571,700)        (1,411,747)
                                                                            --------------     --------------
Loans, net                                                                     132,954,423        129,210,669
                                                                            --------------     --------------
Bank premises and equipment, net                                                 4,273,933          4,631,976
Accrued interest receivable                                                      1,741,052          1,354,445
Other assets                                                                     3,564,558          2,395,692
                                                                            --------------     --------------
      Total assets                                                          $  194,886,523     $  190,288,492
                                                                            ==============     ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand deposits                                                         $   22,563,877     $   21,840,979
    Interest bearing demand deposits and NOW accounts                           31,947,968         35,469,295
    Savings deposits                                                            18,180,973         19,314,632
    Time deposits, $100,000 and over                                            16,171,314         14,719,665
    Other time deposits                                                         71,887,937         65,390,868
                                                                            --------------     --------------
                                                                            $  160,752,069     $  156,735,439
  Federal funds purchased and securities sold under repurchase agreements          284,747         10,796,987
  FHLB advance                                                                  15,000,000          5,000,000
  Note payable                                                                      18,000             27,000
  Accrued interest payable                                                         459,986            363,753
  Other liabilities                                                                106,402            142,819
                                                                            --------------     --------------
      Total liabilities                                                     $  176,621,204     $  173,065,998
                                                                            --------------     --------------

STOCKHOLDERS' EQUITY
  Common stock,  $1.25 par value; 6,000,000 shares authorized;
    1,931,684 and 1,923,156 shares issued and outstanding in
    2000 and 1999, respectively                                             $    2,414,605     $    2,403,945
  Surplus                                                                        4,400,845          4,337,689
  Retained earnings                                                             12,419,648         11,150,568
  Accumulated other comprehensive income                                          (969,779)          (669,708)
                                                                            --------------     --------------
      Total stockholders' equity                                            $   18,265,319     $   17,222,494
                                                                            --------------     --------------
      Total liabilities and stockholders' equity                            $  194,886,523     $  190,288,492
                                                                            ==============     ==============
Loan to Deposit Ratio                                                                82.71%             82.44%
Book Value Per Share                                                        $         9.46     $         8.96

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                            ---------------------------------------------------------
                                                                2000            1999           2000          1999
                                                                ----            ----           ----          ----
Interest income
  Interest and fees on loans                                $ 3,155,714     $ 2,816,359    $ 9,218,766    $ 7,931,912
  Interest on securities:
    U.S. Government agencies and corporations                   264,863         267,356        803,085      1,032,064
    U.S. Treasury securities                                          0          31,442         23,378         94,573
    States and political subdivisions                           405,071         391,796      1,142,278      1,181,536
    Other                                                       133,733          96,624        395,010        283,165
  Interest on federal funds sold                                 42,538           1,388         73,524          1,698
                                                            -----------     -----------    -----------    -----------
      Total interest income                                 $ 4,001,919     $ 3,604,965    $11,656,041    $10,524,948
                                                            -----------     -----------    -----------    -----------
Interest expense
  Interest on deposits                                      $ 1,713,186     $ 1,486,531    $ 4,737,659    $ 4,448,517
  Interest on federal funds purchased and securities
     sold under repurchase agreements                             5,117         100,439         60,342        293,446
  Interest on FHLB borrowings                                   256,170          74,750        836,826        221,813
  Interest on note payable                                          360             540          1,260          1,800
                                                            -----------     -----------    -----------    -----------
      Total interest expense                                $ 1,974,833     $ 1,662,260    $ 5,636,087    $ 4,965,576
                                                            -----------     -----------    -----------    -----------
      Net interest income                                   $ 2,027,086     $ 1,942,705    $ 6,019,954    $ 5,559,372
  Provision for loan losses                                     120,500          60,000        240,500        159,000
                                                            -----------     -----------    -----------    -----------
      Net interest income after provision for loan losses   $ 1,906,586     $ 1,882,705    $ 5,779,454    $ 5,400,372
                                                            -----------     -----------    -----------    -----------
  Other income
    Deposit fees and charges                                $   286,244     $   266,282    $   839,040    $   705,654
    Realized gain on sales of securities available for sale           -           2,763              -          5,903
    Other                                                       142,999          81,852        322,849        271,381
                                                            -----------     -----------    -----------    -----------
      Total other income                                    $   429,243     $   350,897    $ 1,161,889    $   982,938
                                                            -----------     -----------    -----------    -----------
  Other expenses
    Salaries and wages                                      $   771,300     $   657,600    $ 2,203,300    $ 1,892,500
    Pensions and other employee benefits                        125,741         117,494        335,838        305,531
    Occupancy expense                                            76,365          67,668        222,269        201,880
    Equipment depreciation                                      134,614         136,655        406,066        346,236
    Equipment repairs and maintenance                            55,611          55,986        161,696        169,837
    Advertising and public relations                             26,652          39,074         84,886        135,976
    Federal insurance premiums                                    7,619           5,589         23,279         16,656
    Office supplies, telephone and postage                       89,299          98,009        299,019        327,259
    Taxes and licenses                                           30,165          33,450         97,300        100,745
    Legal and professional fees                                  (1,577)         80,625        255,152        162,325
    Other operating expenses                                    224,844         261,024        707,136        724,478
                                                            -----------     -----------    -----------    -----------
      Total other expenses                                  $ 1,540,633     $ 1,553,174    $ 4,795,941    $ 4,383,423
                                                            -----------     -----------    -----------    -----------
  Income before income taxes                                $   795,196     $   680,428    $ 2,145,402    $ 1,999,887
  Income taxes                                                  266,938         197,185        650,999        585,022
                                                            -----------     -----------    -----------    -----------
      Net income                                            $   528,258     $   483,243    $ 1,494,403    $ 1,414,865
                                                            ===========     ===========    ===========    ===========
  Per share of common stock:
    Income before income taxes                              $      0.41     $      0.35    $      1.11    $      1.04
      Net income                                            $      0.27     $      0.25    $      0.77    $      0.74
Dividends paid per share                                    $      0.10     $      0.10    $      0.30    $      0.30
Weighted average shares                                       1,931,684       1,920,800      1,928,145      1,917,776
Return on average assets                                           1.09%           1.04%          1.03%          1.02%
Return on average equity                                          11.88%          11.86%         11.37%         11.55%

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999

                                                                              2000                1999
                                                                              ----                ----
Cash Flows from Operating Activities
  Net Income                                                            $    1,494,403      $    1,414,865
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               473,640             415,113
    Provision for loans losses                                                 240,500             159,000
    Amortization and accretion on securities                                    39,132              62,437
    Realized gain on sales of securities available for sale                          -              (5,903)
    Loss on sale of foreclosed real estate                                       4,040              32,775
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                           224,772             414,466
        Accrued interest receivable                                           (335,000)            113,150
        Other assets                                                          (425,712)           (187,273)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                65,262             (12,024)
        Other liabilities                                                     (233,270)           (150,774)
                                                                        --------------      --------------
    Net cash provided by operating activities                           $    1,547,767      $    2,255,832
                                                                        --------------      --------------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity               $    1,435,000      $    1,830,000
  Purchase of securities held to maturity                                            -          (1,304,824)
  Proceeds from sales and maturities of securities available for sale          486,790           8,926,183
  Purchase of securities available for sale                                    (66,600)           (597,500)
  Net increase in loans made to customers                                   (4,905,526)        (19,892,766)
  Net purchases of premises and equipment                                     (145,366)           (765,132)
  Proceeds from sale of foreclosed real estate                                 361,696             163,950
  Net expenditures on foreclosed real estate                                   (15,142)             (8,326)
                                                                        --------------      --------------
    Net cash (used in) investing activities                             $   (2,849,148)     ($  11,648,415)
                                                                        --------------      --------------
Cash Flows from Financing Activities
  Net increase in deposits                                              $    8,541,068      $    2,008,638
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                            11,705           5,716,795
  Repayment of FHLB borrowings                                              (4,000,000)                  -
  Repayment of note payable                                                     (9,000)             (9,000)
  Net proceeds from issuance of common stock                                    73,816             110,261
  Dividends paid                                                              (578,234)           (575,126)
                                                                        --------------      --------------
    Net cash provided by financing activities                           $    4,039,355      $    7,251,568
                                                                        --------------      --------------
    Increase (decrease) in cash and cash equivalents                    $    2,737,974      ($   2,141,015)
Cash and cash equivalents:
  Beginning                                                                  5,664,252           7,812,804
                                                                        --------------      --------------
  Ending                                                                $    8,402,226      $    5,671,789
                                                                        ==============      ==============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                            $    5,570,825      $    4,977,600
                                                                        ==============      ==============
    Income Taxes                                                        $      560,992      $      583,856
                                                                        ==============      ==============

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)


Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                     -----------------------------    --------------------------------
                                                        2000             1999             2000              1999
                                                     ------------     ------------    --------------    --------------
Net income                                              $528,258         $483,243        $1,494,403        $1,414,865
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
    during the period on securities available
    for sale, net of deferred income taxes               137,538         (186,851)          188,534          (844,635)
                                                     ------------     ------------    --------------    --------------
Total comprehensive income                              $665,796         $296,392        $1,682,937          $570,230
                                                     ============     ============    ==============    ==============

Note 3  Commitments and Contingencies

As previously reported in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000, the Bank was a party to lawsuits filed by Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic, in the Circuit Court for the County of Chesterfield, Virginia and by the trustee in bankruptcy for Alliance Title and Escrow, Ltd. in the United States Bankruptcy Court for the Eastern District of Virginia. Both lawsuits arose primarily from the alleged misappropriation of funds by the president of Alliance Title from the Alliance Title accounts maintained with the Bank.

In August 2000, the Bank, Old Republic and Alliance Title reached an agreement to settle the lawsuits. The settlement agreement has been signed and all proceedings in the United States Bankruptcy Court have been dismissed. The consummation of the settlement in the state court cases is in progress. Although the parties are required to keep the terms of the settlement confidential, the settlement does not have a material adverse impact on the Company.

Note 4  New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. Certain provisions of FAS 133 were amended by FAS 137 and FAS 138. Under FAS 133, as amended, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives will be reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operation, but it is not expected to have a material impact.

ITEM 2  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $528,258 in the third quarter of 2000, an increase of 9.3% from the third quarter of 1999. The earnings for the third quarter of 2000 were positively affected by increased interest and fee income from loans as well as increased other income and a decrease in the total of other expenses. The increase in interest and fee income on loans is attributable to a 3.1% increase in the volume of loans since September 30, 1999 as well as an increase in interest rates.

         The primary cause of the decrease in other expenses resulted from the settlement of litigation, which has been ongoing since early 1999. Legal expenses for the defense of this litigation has impacted earnings since that time. While the terms of the settlement agreement may not be disclosed, the Company received partial reimbursement for previously expensed legal fees.

         Net income per common share for the third quarter of 2000 was $.27 compared to $.25 in the same period last year. The Company's annualized return on average equity was 11.88% in the third quarter of 2000, compared to 11.86% for the third quarter of 1999, while the return on average assets amounted to 1.09% and 1.04% for these same periods respectively.

         The Company's net income for the nine months ended September 30, 2000 totaled $1,494,403, an increase of 5.6% over the first nine months of 1999. This increase is also primarily the result of an increase in interest income and other income. Net income per common share for the first nine months of 2000 was $.77 compared to $.74 for the same period in 1999. The Company's annualized return on average equity was 11.37% for the nine months ended September 30, 2000, compared to 11.55% for the nine months ended September 30, 1999. The return on average assets amounted to 1.03% and 1.02% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $2,027,086 for the third quarter of 2000, compared to $1,942,705 for the third quarter of 1999. The increase in net interest income in 2000 was attributable primarily to the increase in the loans outstanding component of Company's average interest earning assets. Average interest earning assets were $182.4 million for the third quarter of 2000, compared to $173.3 million for the third quarter of 1999. Average loans outstanding increased $7.7 million, or 6.1% to an average of $133.3 million for the quarter ended September 30, 2000. Average investment securities decreased 2.1% to $46.6 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, average interest earning assets rose 5.8% to $181.9 million compared to the same period in 1999.

         For the quarter ended September 30, 2000, fully taxable-equivalent net interest income was $2,051,635 compared to $2,017,879 at September 30, 1999. For the nine month periods, net interest income on a fully taxable-equivalent basis was $6,194,890 and $5,791,952, respectively.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income (on a fully taxable-equivalent basis), including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.50% for the third quarter of 2000 compared to 4.64% in 1999. For the nine months ended September 30, 2000 the net interest margin was 4.54% compared to 4.46% for the same period of 1999.

         Non-Interest Income. In the third quarter of 2000, the Company's total non-interest income totaled $429,243, an increase of 22.3%, or $78,346, compared to 1999. Of the various components of non-interest income, this increase is primarily attributable to an increase in service charges collected on deposit accounts. This increase is due to an increase in the number and volume of demand deposit accounts as well as changes in the amount of the various charges. Also included in the increase in non-interest income are revenues from our recently established non-deposit investment sales program. For the first nine months of 2000, non-interest income increased by $178,951 or 18.2% compared to 1999. This increase is also related to the increase in service charges on deposit accounts and the revenue from the non-deposit investment sales program.

         Non-Interest Expense. The Company's total non-interest expenses for the third quarter ended September 30, 2000 decreased $12,541, or .8%, and for the nine month period ended September 30, 2000 increased $412,518, or 9.4% compared to the same periods in 1999. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated increased $121,947 for the quarter and $341,107 for the first nine months of 2000 compared to the same periods in 1999. These increases result from staff turnover and subsequent replacement as well as general increases in the cost of benefits. Occupancy and equipment expenses increased 2.4% for the quarter and 10.0% for the nine-month period primarily due to continued investment in new technology. Expenses for advertising and public relations decreased 31.8% for the quarter and 37.6% for the nine months ended September 30, 1999. The previously mentioned litigation settlement in the third quarter of 2000 resulted in a 102.0% decrease in legal and professional fees for the quarter ended September 30, 2000. For the first nine months of 2000, legal and professional fees increased 57.2% as a result of fees incurred from the litigation.

         Income Taxes. The Company reported income taxes of $266,938 for the third quarter and $650,999 for the first nine months of 2000, compared to $197,185 and $585,022 for the same periods in 1999, respectively. These amounts yielded effective tax rates of 33.6% for the quarter and 30.3% for the first nine months of 2000, compared to 29.0% and 29.3% for the same periods in 1999, respectively.

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

         At September 30, 2000 total loans increased $4.55 million from December 31, 1999 and $4.01 million from September 30, 1999. The loan-to-deposit ratio was 82.7% at September 30, 2000, compared to 84.5% at December 31, 1999, and 82.4% at September 30, 1999. As of September 30, 2000, real estate loans accounted for 52.9% of the loan portfolio, consumer loans were 24.8%, and commercial and industrial loans totaled 22.3%.

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

         The following table summarizes non-performing loans:

                                                                Sept. 30,           December 31,         Sept. 30,
                                                                  2000                 1999                1999
                                                                  ----                 ----                ----
                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                       $  532               $  109              $  312
Loans contractually past due 90 days or more as to
  interest or principal payments (not included in
  non-accrual loans above)                                          605                1,680                 334
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)                      --                   --                  --
                                                                 ------               ------              ------
        Total                                                    $1,137               $1,789              $  646
                                                                 ======               ======              ======

         Management is not aware of any other loans at September 30, 2000 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.17%, 1.14% and 1.08% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. At September 30, 2000 the ratio of the allowance for loan losses to non-performing loans was 138.2%, compared to 83.1% at December 31, 1999 and 218.1% at September 30, 1999.

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

         The provision for loan losses totaled $120,500 for the quarter ended September 30, 2000 and $60,000 for the same period in 1999. For the nine month periods ended September 30, 2000 and 1999, the provision for loan losses totaled $240,500 and $159,000, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first nine months of 2000, total securities decreased 3.5% to $43.8 million, or 22.5% of total assets at September 30, 2000. At December 31, 1999, total securities were $45.4 million, or 24.0% of total assets and at September 30, 1999, total securities were $46.7 million, or 24.5% of total assets.

         The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at the lower of cost or market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities or securities with longer maturities and short to medium term call features.

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.44% for the third quarter and 7.27% for the first nine months of 2000, compared to 6.94% and 7.13% for the same periods in 1999. The book value of the portfolio exceeded the market value by $1,883,747 at September 30, 2000.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 5.6% between December 31, 1999 and September 30, 2000. The average aggregate interest rate paid on deposits was 4.26% in the third quarter of 2000 and 3.92% for the first nine months of 2000, compared to 3.79% and 3.82% for the same periods in 1999. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2000:

                                                     September 30, 2000
                                                       Time Deposits
                                                       -------------
                                                   (Dollars in Thousands)

            Three months or less                          $ 2,989
            Three to twelve months                          4,797
            Over twelve months                              8,385
                                                          -------
               Total                                      $16,171
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of September 30, 2000, with minimum requirements, as defined by regulation, is shown below:

                                             Minimum                Actual
                                           Requirements       September 30, 2000
                                           ------------       ------------------

         Tier 1 risk-based capital             4.0%                 12.35%
         Total risk-based capital              8.0%                 13.45%
         Leverage ratio                        3.0%                  9.20%

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


Part II.  Other Information
---------------------------

ITEM 1   LEGAL PROCEEDINGS

         As previously reported in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000, the Bank was a party to lawsuits filed by Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic, in the Circuit Court for the County of Chesterfield, Virginia and by the trustee in bankruptcy for Alliance Title and Escrow, Ltd. in the United States Bankruptcy Court for the Eastern District of Virginia. Both lawsuits arose primarily from the alleged misappropriation of funds by the president of Alliance Title from the Alliance Title accounts maintained with the Bank.

         In August 2000, the Bank, Old Republic and Alliance Title reached an agreement to settle the lawsuits. The settlement agreement has been signed and all proceedings in the United States Bankruptcy Court have been dismissed. The consummation of the settlement in the state court cases is in progress. Although the parties are required to keep the terms of the settlement confidential, the settlement does not have a material adverse impact on the Company.

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


                                  CENTRAL VIRGINIA BANKSHARES, INC.
                                  ----------------------------------------------
                                            (Registrant)


Date:  November 14, 2000          /s/ Ralph Larry Lyons
                                  ----------------------------------------------
                                  Ralph Larry Lyons, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:  November 14, 2000          /s/ Charles F. Catlett, III
                                  ----------------------------------------------
                                  Charles F. Catlett, III, Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)