Form 10KSB40
period 2000-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2001-04-02
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000    Commission file number: 000-24002


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

Yes   X    No
    -----     ------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $17.2 million.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $18,150,770 computed by reference to the last sales price of $10.00 per share as of March 2, 2001, on The Nasdaq Stock MarketSM, as reported in published financial sources.

         At March 2, 2001, there were 1,935,799 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes        No   X
             -----     -----

                       DOCUMENTS INCORPORATED BY REFERENCE


Document of the Registrant                        Form 10-KSB Reference Location
--------------------------                        ------------------------------

2001 Proxy Statement                              Part III

                                     PART I
                                     ------

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

         Principal  Market  Area.  The Bank's  primary  service area is Powhatan
County and extends into Chesterfield and Cumberland counties which had populations of 22,377, 259,903 and 9,017, respectively, according to the 2000 census. The growth rate of these counties was 46.0%, 24.2%, and 15.2%, respectively from the 1990 census. Similar growth rates are expected for the foreseeable future. The Bank's main office is located in the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. The Bank's branch offices are located in the Village Marketplace Shopping Center in the Village of Midlothian and the Market Square Shopping Center in Brandermill, both in Chesterfield County, and on U.S. Route 60 near the courthouse and in Cartersville, both in Cumberland County. The Bank's present intention is to continue concentrating its activities in its current service area, which the Bank believes is an attractive area in which to operate.

         Banking Services. The principal business of the Bank is to attract deposits and to loan or invest those deposits on profitable terms. The Bank engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. The Bank offers all traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking and debit cards. During 2000, the Bank began offering a non-deposit investment sales program in partnership with UVEST, a registered broker-dealer and member of NASD, SIPC. The Bank makes seasonal and term loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers other related services, such as ATMs, travelers' checks, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services. The Bank's lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area. The Bank provides trust services to its customers through an affiliation with The Trust Company of Virginia.

         The Bank's plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. As the Bank's primary service area shifts from rural to suburban in nature, the Bank will compete aggressively for customers through its traditional personal service and extended hours of operation. The Bank will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed. Consistent with its focus on providing community based financial services, the Bank does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers will be directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. The Bank will continue to evaluate the feasibility of entering into other markets as opportunities to do so become available.

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

         Residential Mortgage Loans. Residential mortgage loans are made in amounts up to 80.0% of the appraised value of the security property. Residential mortgage loans are underwritten using specific qualification guidelines that are intended to assure that such loans may be eligible for sale into the secondary mortgage market. The Bank generally requires an appraisal by a licensed outside appraiser for all loans secured by real estate. In some isolated instances where the Bank is familiar with the subject property, the current assessed value or an assessment by Bank lenders may be accepted. The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank. The Bank originates residential mortgage loans that are sold in the secondary market. These loans are generally either one-year adjustable rate mortgages ("ARMs") or fifteen to thirty year fixed rate mortgages. Substantially all permanent residential mortgages made for the Bank's own portfolio are made as three-year ARMs.

         The Bank's ARMs are subject to limitations of 2.0% per three-year period on interest rate increases and decreases. In addition, ARMs currently originated by the Bank provide for a lifetime cap of 6.0% or less from the borrower's initial interest rate. All changes in the interest rate must be based on the movement of an external index contractually agreed to by the Bank and the borrower at the origination of the loan.

         There are risks resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans. Despite the benefits of ARMs to an institution's asset/liability management, they pose additional risks, primarily because as interest rates rise, the underlying payments by the borrower rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

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

         In order to promote its permanent mortgage lending business and because of the attractive adjustable interest rates available, the Bank makes construction and small development loans for residential purposes. The large majority of the Bank's construction loans are to experienced builders. Such loans normally carry an interest rate of .5% to 1.5% over the prime bank lending rate, adjusted daily. Construction lending entails significant risk as compared with residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize risks associated with construction lending, the Bank limits loan amounts to 75.0% of appraised value on unsold homes and 80.0% of appraised value on pre-sold homes, in addition to its usual credit analysis of its borrowers. The Bank always obtains a first lien on the property as security for its construction loans.

         Consumer Lending. The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.

         Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank's market area. At December 31, 2000, commercial business loans were $22.3 million or 16.6% of the Bank's total loan portfolio, a majority of which were secured by real estate. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers and the concentration of such loans in the Bank's portfolio. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 2000, the majority of the Bank's non-performing loans were commercial loans.

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

Employees

         The Company and the Bank had 74 full-time and 26 part-time employees at December 31, 2000. Employee relations have been good. The Bank sponsors a Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan.

Regulation and Supervision

         General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As  a   state-chartered   commercial  bank,  the  Bank  is  subject  to
regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions. It also is subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

         The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and federal and state laws to which the Company and the Bank are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Company's revenues will result from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2000, the Bank declared $790,721 in dividends payable to the Company.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC").

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized", are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank's deposit insurance.

         Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

         In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

         The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to anage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2000, the Company and the Bank were classified as well capitalized.

         State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

         The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the investment Advisers Act of 1940, as amended.

         The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

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

         In May 1996 the Company moved its administrative staff to a 15,000 square foot two-story Corporate Center in the Powhatan Commercial Center located off U.S. Route 60 near the main office. The Corporate Center houses the executive offices, finance and accounting, computer operations, loan administration and bookkeeping departments all of which were formerly located in the main office.

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

         In August 2000, the Bank, Old Republic and the trustee in bankruptcy for Alliance Title reached an agreement to settle the lawsuits. The settlement agreement has been signed and all proceedings in the United States Bankruptcy Court have been dismissed. The consummation of the settlement in the state court cases is in progress. Although the parties are required to keep the terms of the settlement confidential, the settlement does not have a material adverse impact on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         Central Virginia Bankshares, Inc common stock trades on The Nasdaq Stock MarketSM under the symbol "CVBK". As of March 2, 2001, the Company had approximately 861 shareholders of record.

         The following table shows dividends paid and the high and low trade prices by quarter for the past two years according to Nasdaq:

                                            2000                                            1999
                         ------------------------------------------     -------------------------------------------
                                                         Dividends                                       Dividends
                          High Trade      Low Trade        Paid           High Trade      Low Trade        Paid
                          ----------      ---------        ----           ----------      ---------        ----
First Quarter               $10.00          $8.625         $.10            $14.375         $12.00          $.10
Second Quarter                9.375          8.125          .10             13.00           12.00           .10
Third Quarter                 9.125          8.375          .10             12.75           11.00           .10
Fourth Quarter               10.00           8.75           .11             12.00            9.8125         .10

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company's net income for the year ended December 31, 2000 was $2,060,450, an increase of 5.1% from 1999. This increase reflects a 4.6% increase in net interest income, which was primarily due to a 4.9% increase in average interest earning assets for the year. In addition, non-interest income rose 18.3% primarily due to a 14.7% increase in deposit fees and other service charges on deposit accounts and a 30.4% increase in the "other" category which includes the results of our non-deposit investment sales program which began in May 2000. Net income per common share was $1.07 in 2000 compared to $1.02 in 1999.

         The Company's net income totaled $1,960,090 in 1999, an increase of 1.2% from 1998. These results also reflect an increase in the net interest income. Average interest-earning assets increased 18.6% in 1999 as compared to 1998. In addition, other income rose 15.7% primarily due to a 43.0% increase in service charges on deposit accounts. The increase in these fees in 1999 was primarily due to an increase in the number of deposit accounts outstanding, which began increasing in 1998 and continued to grow during 1999. Net income per common share was $1.02 in 1999 compared to $1.01 in 1998. All per share data reflect a 2-for-1 stock split paid in August 1998.

         The Company's return on average equity was 11.5% in 2000, compared to 11.3% and 12.2% in 1999 and 1998, respectively. Return on average assets amounted to 1.06%, 1.05% and 1.23% for these same years.

         Net Interest Income. The Company's net interest income was $7,917,254 in 2000, compared to $7,570,848 and $6,466,420 for 1999 and 1998, respectively.

         The following table sets forth the Company's average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

                                                                    Year Ended December 31,
                              -------------------------------------------------------------------------------------------------
                                          2000                                1999                            1998
                              -----------------------------      ----------------------------      ----------------------------
                              Average                 Yield/     Average                Yield/     Average                Yield/
                              Balance     Interest    Rate       Balance     Interest    Rate      Balance     Interest    Rate
                              --------    --------    -----      --------    --------    ----      --------    --------    ----
                                             (dollars in thousands)
Interest earning assets:
Federal funds sold            $  2,416    $    154     6.37%     $     56    $      3    5.36%     $  3,747    $    210    5.60%
                              --------    --------    -----      --------    --------    ----      --------    --------    ----

Securities: (5)
  U.S. Treasury and other
    U.S. government
    agencies and corporations $ 16,897    $  1,089     6.44%     $ 22,028    $  1,415    6.42%     $ 25,546    $  1,678    6.57%
  States and political
    subdivisions (3)            23,597       1,716     7.27%       25,029       1,833    7.32%       19,101       1,491    7.81%
  Other securities               6,682         534     7.99%        5,231         391    7.47%        1,821         141    7.74%
                              --------    --------    -----      --------    --------    ----      --------    --------    ----

    Total securities (3)        47,176       3,339     7.08%       52,288       3,639    6.96%       46,468       3,310    7.12%
                              --------    --------    -----      --------    --------    ----      --------    --------    ----

Loans (1)(2)(4)                133,131      12,422     9.33%      121,783      10,871    8.93%       96,560       9,131    9.46%
                              --------    --------    -----      --------    --------    ----      --------    --------    ----

  Total interest-earning
    assets (3)                $182,723    $ 15,915     8.71%     $174,127    $ 14,513    8.33%     $146,775    $ 12,651    8.62%
                              ========    ========    =====      ========    ========    ====      ========    ========    ====

Interest bearing
liabilities:
Deposits:
  Interest bearing demand     $ 31,926    $    925     2.90%     $ 33,789    $    974    2.88%     $ 26,219    $    754    2.88%
  Savings                       18,582         603     3.25%       18,949         613    3.24%       15,361         497    3.24%
  Other time                    85,271       5,026     5.89%       80,986       4,334    5.35%       75,083       4,266    5.68%
                              --------    --------    -----      --------    --------    ----      --------    --------    ----

    Total deposits             135,779       6,554     4.83%      133,724       5,921    4.43%      116,663       5,517    4.73%

Federal funds purchased
  and securities sold
  under repurchase agreements    1,065          64     6.01%        6,094         325    5.33%          754          44    5.84%
FHLB borrowings                 16,602       1,081     6.51%        7,338         427    5.82%        5,000         297    5.94%
Long-term debt                      20           2    10.00%           29           2    6.90%           38           3    7.89%
                              --------    --------    -----      --------    --------    ----      --------    --------    ----
  Total interest-bearing
    liabilities               $153,466    $  7,701     5.02%     $147,185    $  6,675    4.54%     $122,455    $  5,861    4.79%
                              ========    ========    =====      ========    ========    ====      ========    ========    ====

Net interest spread                       $  8,214     3.69%                 $  7,838    3.79%                 $  6,790    3.83%
                                          ========    =====                  ========    ====                  ========    ====

Net interest margin                                   4.50%                              4.50%                             4.63%
                                                      =====                              ====                              ====

_______________
(1)  Installment loans are stated net of unearned income.
(2)  Average loan balances include nonaccrual loans.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(4) Interest income on loans includes loan fees of $618,744 in 2000, $727,800 in 1999, and $514,033 in 1998.
(5)  Includes securities available for sale and securities held to maturity.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.50% in 2000, compared to 4.50% during 1999 and 4.63% in 1998. The net interest margin remained the same in 2000 as in 1999 as the tax-equivalent yield on interest earning assets increased to 8.71% in 2000 from 8.33% in 1999 and the cost of funds increased to 5.02% in 2000 from 4.54% in 1999. These increases reflect the general increases in rates in 2000. The net interest margin decreased in 1999 primarily due to lower than historical loan rates in the first part of the year and the gradual rate increases seen at year's end.

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

                                                   2000 Compared to 1999                  1999 Compared to 1998
                                             ----------------------------------     ----------------------------------
                                              Volume        Rate         Net         Volume       Rate         Net
                                             --------     --------     --------     --------     --------     --------
                                                                      (dollars in thousands)
Interest income
Federal funds sold                           $    150     $      1     $    151     ($   198)    ($     9)    ($   207)
                                             --------     --------     --------     --------     --------     --------
Securities: (1)
  U.S. Treasury and other U. S
    government agencies and corporations         (331)           5         (326)        (227)         (36)        (263)
  States and political subdivisions (2)          (104)         (13)        (117)         427          (85)         342
  Other securities                                114           29          143          255           (5)         250
                                             --------     --------     --------     --------     --------     --------
    Total  securities                            (321)          21         (300)         455         (126)         329
                                             --------     --------     --------     --------     --------     --------

Loans                                           1,044          507        1,551        2,216         (476)       1,740
                                             --------     --------     --------     --------     --------     --------
    Total interest income                    $    873     $    529     $  1,402     $  2,473     ($   611)    $  1,862
                                             ========     ========     ========     ========     ========     ========

Interest expense:
Deposits:
  Interest bearing demand                    ($    54)    $      5     ($    49)    $    218     $      2     $    220
  Savings                                         (12)           2          (10)         116            0          116
  Other time                                      237          455          692          262         (194)          68
                                             --------     --------     --------     --------     --------     --------
    Total deposits                                171          462          633          596         (192)         404
Federal funds purchased and securities
   sold under repurchase agreements              (308)         (47)        (261)         285           (4)         281
FHLB advances                                     597           57          654          136           (6)         130
Long-term debt                                      0            0            0           (1)           0           (1)
                                             --------     --------     --------     --------     --------     --------
    Total interest expense                   $    460     $    566     $  1,026     $  1,016     ($   202)    $    814
                                             ========     ========     ========     ========     ========     ========
Increase (decrease) in net interest
   income                                    $    413     ($    37)    $    376     $  1,457     ($   409)    $  1,048
                                             ========     ========     ========     ========     ========     ========

______________
(1)  Includes securities available for sale and securities held to maturity.
(2)  Fully taxable equivalent basis.

         Non-Interest Income. For the year ended December 31, 2000, the Company's non-interest income increased 18.3% to $1,583,878 from $1,339,124 in 1999. Service charges on deposit accounts increased 14.7% and other income increased 30.4%. The increase in service charges relates to an increase in the number of deposit accounts as well as increases in many of the individual charges that had not been increased in several years. Our new non-deposit investment sales program contributed approximately $71,000 to the increase in other income. This program exceeded our initial revenue estimates and is expected to contribute significant income in the future.

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

         Non-Interest Expenses. Non-interest expenses for the year ended December 31, 2000 increased 6.4% from 1999. The Company's efforts to control growth in non-interest expense are reflected in the fact that advertising expenses decreased 30.0%, office supplies and postage expenses decreased 11.9%, and professional fees and other operating expenses both decreased less than 1%. Professional fees include legal fees paid to defend the Bank in a lawsuit filed in May 1999. This suit was settled in the third quarter of 2000 with no significant financial impact on the Company. Employee salaries and benefits expenses increased 13.5% in 2000 due to normal turnover and subsequent replacement coupled with general increases in the cost of benefits. Occupancy and equipment related expenses increased 9.8% as the depreciation expense related to new equipment placed into service in 1999 was recognized for a full year.

         In 1999, the Company's total non-interest expenses increased 22.3% to $5,927,837. The increase in equipment expenses of 31.3% is primarily attributable to new equipment purchased and placed in service during the year. Some of this new equipment was in response to Y2K, but mostly was the replacement of outdated and inefficient equipment. Advertising and public relations expense decreased $78,120, or 30.9% as the Company cut back on the amount of targeted marketing efforts that it had employed in 1998. Legal and professional fees increased 141.8% to $285,551 primarily due to costs incurred to defend the Bank in a lawsuit filed in May 1999. Included in the 37.7% increase in other operating expenses is approximately $68,000 in direct Y2K related expenses. The Company's preparation for this event rendered it a non-event except for the expense involved.

         Income Taxes. The Company reported income taxes of $732,629 in 2000, compared to $714,045 in 1999 and $643,355 in 1998. These amounts yielded effective tax rates of 26.2%, 26.7%, and 24.9%, respectively.

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

         Net loans outstanding increased $3.8 million or 3.0% from year-end 1999 to year-end 2000 compared to an increase of $19.0 million, or 17.3% from year-end 1998 to year-end 1999. The loan to deposit ratio was 79.8% at December 31, 2000, compared to 84.5% at December 31, 1999 and 70.8% at December 31, 1998.

         The following table summarizes the Company's loan portfolio, net of unearned income:

                                                    At December 31
                                       ----------------------------------------
                                          2000           1999            1998
                                          ----           ----            ----
                                                (dollars in thousands)
         Real Estate:
            Mortgage                   $   60,188     $   58,058     $   51,603
            Home equity                     4,334          4,632          4,793
            Construction                   20,022         19,029         14,330
                                       ----------     ----------     ----------
               Total real estate       $   84,544     $   81,719     $   70,726
         Commercial                        22,290         20,109         17,674
         Bank cards                           840            795            704
         Installment                       26,732         27,723         22,029
                                       ----------     ----------     ----------
                                       $  134,406     $  130,346     $  111,133
         Less unearned income                (364)          (291)          (300)
                                       ----------     ----------     ----------
                                          134,042        130,055        110,833
         Allowance for loan losses         (1,658)        (1,487)        (1,267)
                                       ----------     ----------     ----------
         Loans, net                    $  132,384     $  128,568     $  109,566
                                       ==========     ==========     ==========

         As shown in the above table, the total amount of real estate loans outstanding increased by $2.8 million in 2000 and by $11.0 million in 1999. During 2000, the amount of installment loans to individuals decreased by $1.0 million from 1999, compared to an increase of $5.7 million in 1999 from 1998. Commercial, financial and agricultural loans increased by $2.2 million in 2000 compared to an increase of $2.4 million in 1999.

         At December 31, 2000, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

         The following table shows the maturity of loans outstanding as of December 31, 2000. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

                                                                      Maturing
                                               -------------------------------------------------------
                                                              After One
                                                 Within       but Within       After
                                                One Year      Five Years     Five Years       Total
                                               ----------     ----------     ----------     ----------
                                                            (dollars in thousands)
         Real estate mortgage                  $      146     $    2,706     $   57,336     $   60,188
         Installment                                1,069         23,762          1,901         26,732
         Other (1)                                  5,939         18,427         23,120         47,486
                                               ----------     ----------     ----------     ----------
                                               $    7,154     $   44,895     $   82,357     $  134,406
                                               ==========     ==========     ==========     ==========
         Loans maturing with:
                Fixed interest rates                                                        $   47,977
                Variable interest rates                                                         86,429
                                                                                            ----------
                                                                                            $  134,406
                                                                                            ==========

_______________

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

         Non-performing loans totaled $1,332,871 at December 31, 2000, compared to $1,789,292 at December 31, 1999 and $595,000 at December 31, 1998. The
decrease in non-performing loans in 2000 reflects an increase in loans accounted for on a non-accrual basis and a decrease in loans contractually past due 90 days or more. In 1999, the increase in loans contractually past due 90 days or more included one large loan of $649,000, three loans to the same borrower totaling $194,000, and one additional large loan of $255,000. At the end of 2000, two of these loans are accounted for on a non-accrual basis and one is no longer considered to be non-performing. All of these loans are well secured by real estate and no significant losses are expected regardless of the resolution.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $246,500 at December 31, 2000, compared to $369,274 and $479,725 at December 31, 1999 and 1998, respectively. Except for one parcel, all other foreclosed property held at December 31, 2000 was in the Company's primary service area and consisted of two single-family dwellings, one building lot, and an 8-acre parcel of improved land. The Bank has incurred current period expenses related to carrying OREO on its books of $20,000 in 2000 and $11,000 in 1999. The Bank's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the pre-existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

         Management does not believe that the level of non-performing loans in 2000 reflects any systemic problem in the Company's loan portfolio. At December 31, 2000, non-accrual loans totaled

$950,249  compared to $108,932 at December 31, 1999 and $237,000 at December 31,
1998. Management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans were on a non-accrual status at December 31, 2000.

         The following table summarizes non-performing loans:

                                                                                      At December 31
                                                                            ----------------------------------
                                                                                2000       1999       1998
                                                                               ------     ------     ------
                                                                                       (dollars in thousands)
Loans accounted for on a non-accrual basis                                     $  950     $  109     $  237
Loans contractually past due 90 days or more as to interest or
   principal payments (not included in non-accrual loans above)                   383      1,680        358
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due
   90 days or more above)                                                           -          -          -
                                                                               ------     ------     ------
      Total                                                                    $1,333     $1,789     $  595
                                                                               ======     ======     ======

         Loans 90 days or more past due are placed on non-accrual status unless well secured and in the process of collection. In 2000, $55,522 of interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 1999 and 1998, $12,103 and $8,602 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year usually exceeds net charge-offs.

         The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

                                                                              For the Year Ended December 31
                                                                            ----------------------------------
                                                                                2000       1999       1998
                                                                               ------     ------     ------
                                                                                       (dollars in thousands)
Gross interest income that would have been recorded if the loans
  had been current and in accordance with their original terms                 $   67     $    6     $   19
Interest income included in income on the loans                                     -          -          -

         Management is not aware of any other loans at December 31, 2000, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

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

         The ratio of the allowance for loan losses to total loans was 1.24% at December 31, 2000, compared to 1.14% at December 31, 1999 and 1.14% at December 31, 1998. Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. At December 31, 2000 the ratio of the allowance for loan losses to non-performing loans was 124.4%, compared to 83.1% and 212.9% at December 31, 1999 and 1998, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

         The following table summarizes changes in the allowance for loan losses:

                                                                                  2000           1999           1998
                                                                               ----------     ----------     ----------
                                                                                     (dollars in thousands)
Balance at beginning of period                                                 $    1,487     $    1,267     $    1,176

Charge-offs:
   Commercial, financial and agricultural                                              74             61             24
   Real estate mortgage                                                                54              -             61
   Installment loans to individuals                                                   165             65             70
                                                                               ----------     ----------     ----------
      Total                                                                           293            126            155
Recoveries on previous loan losses:
   Commercial, financial and agricultural                                      $       10     $        2     $        8
   Installment loans to individuals                                                    52             36             40
                                                                               ----------     ----------     ----------
      Total                                                                            62             38             48
                                                                               ----------     ----------     ----------
Net charge-offs                                                                      (231)           (88)          (107)
Provision charged to operations                                                       402            308            198
                                                                               ----------     ----------     ----------
Balance at end of period                                                       $    1,658     $    1,487     $    1,267
                                                                               ==========     ==========     ==========
Ratio of net loan losses to average net loans outstanding:
   Net charge-offs                                                             $      231     $       88     $      107
   Average net loans                                                              131,587        128,411         97,066
                                                                               ----------     ----------     ----------
                                                                                     0.18%          0.07%          0.11%
                                                                               ----------     ----------     ----------
Ratio of allowance for loan losses to total loans, net of unearned income:
   Allowance for loan losses                                                   $    1,658     $    1,487     $    1,267
   Total loans at period end                                                      134,042        130,055        110,833
                                                                               ----------     ----------     ----------
                                                                                     1.24%          1.14%          1.14%
                                                                               ----------     ----------     ----------
Ratio of allowance for loan losses to non-performing loans:
   Allowance for loan losses                                                   $    1,658     $    1,487     $    1,267
   Non-performing loans                                                             1,333          1,789            595
                                                                               ----------     ----------     ----------
                                                                                   124.38%         83.12%        212.94%
                                                                               ----------     ----------     ----------

         For each period presented, the provision for loan losses charged to operations, is based on management's judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management evaluates the loan portfolio in light of local economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

         The provision for loan losses totaled $401,500 for the year ended December 31, 2000, $308,000 and $198,000 for the years ended December 31, 1999 and 1998, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to provide for potential future loan losses.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each category of loans:

                                                                      At December 31
                          ---------------------------------------------------------------------------------------------------------
                                        2000                                1999                                1998
                          ---------------------------------   ---------------------------------   ---------------------------------
                                                 Percentage
                                     Percentage   of Loans               Percentage  Percentage              Percentage  Percentage
                           Reserve   of Reserve   Category    Reserve    of Reserve     of        Reserve    of Reserve     of
                          for Loan    for Loan    to Total    for Loan    for Loan     Total      for Loan    for Loan     Total
                           Losses      Losses      Loans       Losses      Losses      Loans       Losses      Losses      Loans
                           ------      ------      ------      ------      ------      ------      ------      ------      ------
                                                              (dollars in thousands)

Commercial                 $  295          18%         17%     $  205         14%         16%      $  211          17%        16%
Real estate
  construction                212          13%         15%        196         13%         15%         131          10%        13%
Real estate mortgage (1)      831          50%         48%        786         53%         48%         693          55%        51%
Installment (2)               320          19%         20%        300         20%         21%         232          18%        20%
                           ------      ------      ------      ------     ------      ------       ------      ------     ------
                           $1,658         100%        100%     $1,487        100%        100%      $1,267         100%       100%
                           ======      ======      ======      ======     ======      ======       ======      ======     ======

_____________________
(1)  Includes home-equity loans.
(2)  Includes bank cards.

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

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During 2000, total securities decreased to $44.5 million, or 22.1% of total assets at December 31, 2000. During 1999, total securities decreased to $45.4 million, or 24.0% of assets at December 31, 1999.

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

         The following table summarizes the book value of the Company's securities held to maturity at the date indicated:

                                                                     Book Value at December 31
                                                              --------------------------------------
                                                                  2000         1999         1998
                                                                  ----         ----         ----
                                                                       (dollars in thousands)
         U. S. Treasury and other U. S. government
           agencies and corporations                            $      -     $  2,006     $  2,023
         Corporate and other debt                                      -        1,678          828
         States and political subdivisions                        13,420       23,019       24,794
                                                                --------     --------     --------
                                                                $ 13,420     $ 26,703     $ 27,645
                                                                ========     ========     ========

         The following table summarizes the book value of the Company's securities available for sale at the dates indicated.

                                                                     Book Value at December 31
                                                              --------------------------------------
                                                                  2000          1999         1998
                                                                  ----          ----         ----
                                                                       (dollars in thousands)
          U. S. government agencies and corporations            $ 13,405     $ 12,413     $ 17,912
          Equities                                                 2,876        2,809        2,170
          Mortgage-backed securities                               2,844        3,444        6,727
          Corporate and other debt                                 2,763        1,813        1,813
          State and political subdivision                          9,858            -            -
                                                                --------     --------     --------
                                                                $ 31,746     $ 20,479     $ 28,622
                                                                ========     ========     ========

         The book value and average yield of the Company's securities, including securities available for sale, at December 31, 2000, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                     U. S. Treasury and
                                               States and Political          Mortgage-Backed        other U. S. Agencies
                                                   Subdivisions                Securities             and Corporations
                                               ---------------------      ---------------------     ---------------------
                                                           Weighted                   Weighted                   Weighted
                                                            Average                    Average                    Average
                                                 Amount      Yield          Amount      Yield          Amount      Yield
                                                 ------      -----          ------      -----          ------      -----
                                                                          (Dollars in thousands)
Due in one year or less                         $   765      7.62%         $     -         -          $     -         -
Due after one year through five years             3,888      7.20%             935      6.43%           1,299      5.92%
Due after five years through ten years            7,363      6.97%             265      7.25%           5,627      6.46%
Due after ten years                              11,262      7.22%           1,644      6.49%           6,479      6.02%
                                                -------      ----          -------      ----          -------      ----
     Total                                      $23,278      7.15%         $ 2,844      6.54%         $13,405      6.21%
                                                =======      ====          =======      ====          =======      ====

                                                    Corporate
                                                       Debt                       Totals
                                               ---------------------      ---------------------
                                                           Weighted                   Weighted
                                                            Average                    Average
                                                 Amount      Yield          Amount      Yield
                                                 ------      -----          ------      -----
                                                            (Dollars in thousands)
Due in one year or less                         $     -       -            $   765      7.62%
Due after one year through five years                98      7.48%           6,220      6.82%
Due after five years through ten years            1,353      8.55%          14,608      6.93%
Due after ten years                               1,312      7.62%          20,697      6.81%
                                                -------      ----          -------      ----
     Total                                      $ 2,763      8.07%         $42,290      6.87%
                                                =======      ====          =======      ====

         As shown in the table above, approximately $765,000 or 1.81% of the total portfolio will mature in one year or less while $6.22 million or 14.71% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 7.08% for 2000, compared to 6.96% for 1999 and 7.12% for 1998. The book value of the portfolio exceeded the market value by approximately $599,000 at December 31, 2000 and by $2.7 million at December 31, 1999.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is deposit accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         As shown in the following table, average total deposits grew by 1.31% in 2000 and 13.9% in 1999. The weighted average aggregate interest rate paid on deposits was 4.17% in 2000, compared to 3.82% for 1999 and 4.05% in 1998. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of average deposits and average rates paid:

                                                                    At December 31
                          --------------------------------------------------------------------------------------------------
                                       2000                              1999                             1998
                          ------------------------------    ------------------------------    ------------------------------
                          Average    Interest   Average     Average    Interest   Average     Average    Interest    Average
                          Balance      Paid       Rate      Balance      Paid       Rate      Balance      Paid       Rate
                          --------   --------   --------    --------   --------   --------    --------   --------   --------

                                                                 (dollars in thousands)
Non-interest bearing
  demand deposits         $ 21,443   $      -        -  %   $ 21,469   $      -        -  %   $ 19,645   $      -        -  %
Interest bearing demand
  deposits                  31,926        925       2.90%     33,789        974       2.88%     26,219        754       2.88%
Savings deposits            18,582        603       3.25%     18,949        613       3.24%     15,361        497       3.24%
Time deposits               85,271      5,026       5.89%     80,986      4,334       5.35%     75,083      4,266       5.68%
                          --------   --------   --------    --------   --------   --------    --------   --------   --------
    Total                 $157,222   $  6,554       4.17%   $155,193   $  5,921       3.82%   $136,308   $  5,517       4.05%
                          ========   ========   ========    ========   ========   ========    ========   ========   ========

         The Company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2000:

                            Time Deposits > $100,000
                            ------------------------
                                 (in thousands)

                   Three months or less               $    613
                   Three to twelve months                8,810
                   One year to three years               6,056
                   Over three years                      2,707
                                                      --------
                                                       $18,186

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         The Bank's capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank's Tier 1 Capital ratio was 12.6% at December 31, 2000, compared to 12.3% at December 31, 1999 and 13.3% at December 31, 1998. The Total Capital ratio was 13.8% at December 31, 2000, compared to 13.3% and 14.4% at December 31, 1999 and 1998, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2000, the Bank's Leverage ratio was 9.3% compared to 9.1% at December 31, 1999 and 10.1% at December 31, 1998. Each of these exceeds the required minimum leverage ratio of 3.00%.

         The following table shows risk based capital ratios and stockholders equity to total assets:

                                                                          December 31
                                               -----------------------------------------------------------------
                                                  Regulatory
                                                   Minimum           2000             1999            1998
                                                   -------           ----             ----            ----
         Tier 1 risk-based capital                    4.0%           12.6%            12.3%           13.3%
         Total risk-based capital                     8.0%           13.8%            13.3%           14.4%
         Leverage ratio                               3.0%            9.3%             9.1%           10.1%
         Stockholders' equity to total assets         N/A             9.5%             9.0%            9.4%

         The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. Total stockholders' equity increased by $2.1 million during 2000 primarily as a result of earnings retention. During 1999, total stockholders' equity decreased by $30,330, primarily as a result of the decline in market value of the securities available for sale portfolio. The return on average equity was 11.5% in 2000, compared to 11.3% in 1999 and 12.2% in 1998. Total cash dividends were paid representing 38% of net income for 2000, while dividends represented 39% of net income for 1999 and 38% for 1998. Book value per share was $9.91 at December 31, 2000, compared to $8.88 at December 31, 1999 and $8.94 at December 31, 1998.

         The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2000, the Bank had $3.3 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. However, in 1999 and 2000, the Company had to make use of its borrowing availability as the growth of deposits slowed, while earning assets steadily increased.

         Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

         At December 31, 2000, the Company had a negative 12-month gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

         The following table summarizes the contractual repayment terms or nearest repricing dates of the Company's interest earning assets and interest bearing liabilities at December 31, 2000:

                                                      Within            4-12             1-5             Over
                                                     3 Months          Months           Years           5 Years            Total
                                                    ----------       ----------       ----------       ----------       ----------
                                                                               (dollars in thousands)
Interest Earning Assets:
  Federal funds sold                                $    7,577       $        -       $        -       $        -       $    7,577
  Securities available for sale                            233                -            2,596           28,234           31,063
  Securities held to maturity                              305              460            3,628            9,027           13,420
  Loans                                                 48,984           23,164           59,238            2,656          134,042
                                                    ----------       ----------       ----------       ----------       ----------
    Total interest-earning assets                   $   57,099       $   23,624       $   65,462       $   39,917       $  186,102
                                                    ==========       ==========       ==========       ==========       ==========

Interest Bearing Liabilities:
  Deposits:
    Interest bearing demand (1)                     $        -       $   30,510       $        -       $        -       $   30,510
    Savings (1)                                              -           18,110                -                -           18,110
    Time deposits, $100,000 and over                       613            8,810            8,763                -           18,186
    Other time deposits                                 10,222           37,049           27,009                -           74,280
  Federal funds purchased and securities
     sold under repurchase agreements                      249                -                -                -              249
  FHLB advances                                         15,000                -                -                -           15,000
  Long-term debt                                             -                9                9                -               18
                                                    ----------       ----------       ----------       ----------       ----------

    Total interest-bearing liabilities              $   26,084       $   94,488       $   35,781       $        -       $  156,353
                                                    ==========       ==========       ==========       ==========       ==========

Period gap                                          $   31,015      ($   70,864)      $   29,681       $   39,917       $   29,749
                                                    ==========       ==========       ==========       ==========       ==========

Cumulative gap                                      $   31,015      ($   39,849)     ($   10,168)      $   29,749
                                                    ==========       ==========       ==========       ==========

Ratio of cumulative gap to total
  earning assets                                        16.63%          -21.37%           -5.46%           15.99%
                                                    ==========       ==========       ==========       ==========

________________
(1) These deposits are not contractually maturing in these time periods. A portion of these deposits would reprice in the event of substantial and sustained market rate fluctuations.

         Of the amount of loans due after 12 months, $38.4 million had floating or adjustable rates of interest and $23.5 million had fixed rates of interest.

Forward-Looking Statements

         Certain information contained in this discussion and elsewhere in this filing may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 7.      FINANCIAL STATEMENTS

         The  following   consolidated   financial  statements  and  independent
auditors' report thereon are filed as a part of this report following Item 13:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Stockholders' Equity for
         the  Years  Ended  December  31,  2000,  1999  and  1998
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements

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


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information set forth under the caption "ELECTION OF DIRECTORS; SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" on pages 2 through 6 of the definitive 2001 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 24, 2001 (the "2001 Proxy Statement") is hereby incorporated by reference.

ITEM 10.     EXECUTIVE COMPENSATION

         Information set forth under the heading "REMUNERATION" on pages 6 through 7 of the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information  set  forth  under  the  heading  "Security   Ownership  of
Management" and "Security Ownership of Certain Beneficial Owners" on page 4, of the 2001 Proxy Statement, is hereby incorporated by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Certain Transactions" on page 8 of the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

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


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.


         With the exception of the information herein expressly incorporated by reference, the 2001 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



/s/ Mitchell, Wiggins & Company LLP


Richmond, Virginia
January 16, 2001

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

ASSETS                                                       2000               1999
-----------------------------------------------------------------------------------------
Cash and due from banks                                 $   7,107,823      $   5,587,252

Federal funds sold                                          7,577,000             77,000
                                                      -----------------------------------

           Total cash and cash equivalents                 14,684,823          5,664,252
                                                      -----------------------------------


Securities available for sale (Note 2)                     31,062,943         18,715,596


Securities held to maturity (Note 2)                       13,420,115         26,703,152
                                                      -----------------------------------
           Total securities                                44,483,058         45,418,748
                                                      -----------------------------------


Mortgage loans held for sale                                  222,996            360,772
                                                      -----------------------------------


Loans: (Notes 3, 10, and 11)
     Commercial                                            22,290,303         20,109,229
     Real estate:
        Mortgage                                           60,187,376         58,057,618
        Home equity                                         4,334,434          4,632,330
        Construction                                       20,022,335         19,028,495
     Bank cards                                               839,621            795,395
     Installment                                           26,731,480         27,723,212
        Less unearned discount                              (364,098)          (291,178)
                                                      -----------------------------------
           Loans, net of unearned discount                134,041,451        130,055,101
     Allowance for loan losses                            (1,657,979)        (1,486,900)
                                                      -----------------------------------
           Loans, net                                     132,383,472        128,568,201
                                                      -----------------------------------

Bank premises and equipment, net (Note 4)                   4,424,017          4,602,207
Accrued interest receivable                                 1,643,462          1,406,052
Other assets                                                3,091,553          3,312,008
                                                      -----------------------------------
                                                        $ 200,933,381      $ 189,332,240
                                                      ===================================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                               2000               1999
-----------------------------------------------------------------------------------------------
Liabilities
     Deposits:
        Demand deposits                                       $  24,725,340      $  20,276,263
        Interest bearing demand deposits, MMDA
           and NOW accounts                                      30,510,260         32,477,640
        Savings deposits                                         18,109,743         19,335,962
        Time deposits, $100,000 and over:  (Note 5)
           Retail certificates of deposit                        14,934,724         11,986,378
           Retirement accounts                                    3,251,152          2,995,158
        Other time deposits:  (Note 5)
           Retail certificates of deposit                        63,826,839         54,675,801
           Retirement accounts                                   10,452,973         10,463,799
                                                           ------------------------------------

                                                                165,811,031        152,211,001

     Federal funds purchased and securities
        sold under repurchase agreements                            248,946            273,042
     FHLB borrowings (Note 6)                                    15,000,000         19,000,000
     Note payable (Note 7)                                           18,000             27,000
     Accrued interest payable                                       464,702            394,724
     Other liabilities                                              213,941            339,672
                                                           ------------------------------------
                                                                181,756,620        172,245,439
                                                           ------------------------------------

Commitments and Contingencies (Note 10)

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized; 1,935,799
        and 1,923,156 shares issued and out-
        standing in 2000 and 1999, respectively                   2,419,749          2,403,945
     Surplus                                                      4,433,755          4,337,689
     Retained earnings                                           12,773,209         11,503,480
     Accumulated other comprehensive
        income                                                     (449,952)        (1,158,313)
                                                           ------------------------------------
                                                                 19,176,761         17,086,801
                                                           ------------------------------------

                                                              $ 200,933,381      $ 189,332,240
                                                           ====================================

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999, and 1998

                                                                 2000              1999             1998
------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                              $ 12,375,451      $ 10,871,174     $ 9,131,040
     Interest on securities:
        U. S. government agencies and corporations              1,065,319         1,289,021       1,555,869
        U. S. Treasury securities                                  23,378           126,067         121,716
        States and political subdivisions                       1,465,540         1,565,620       1,168,126
        Other                                                     534,248           390,833         140,588
     Interest on federal funds sold                               154,000             2,694         210,513
                                                          --------------------------------------------------
                                                               15,617,936        14,245,409      12,327,852
                                                          --------------------------------------------------

Interest expense:
     Interest on deposits                                       6,554,066         5,921,585       5,517,379
     Interest on federal funds purchased and
        securities sold under repurchase agreements                63,650           323,991          44,431
     Interest on FHLB borrowings                                1,081,346           426,645         296,562
     Interest on note payable                                       1,620             2,340           3,060
                                                          --------------------------------------------------
                                                                7,700,682         6,674,561       5,861,432
                                                          --------------------------------------------------
             Net interest income                                7,917,254         7,570,848       6,466,420

Provision for loan losses (Note 3)                                401,500           308,000         197,999
                                                          --------------------------------------------------
             Net interest income after
                  provision for loan losses                     7,515,754         7,262,848       6,268,421
                                                          --------------------------------------------------

Other income:
     Deposit fees and charges                                   1,126,872           982,788         687,696
     Realized gain on sales of securities
        available for sale                                              -             5,788          88,342
                                                                  457,006           350,548         381,639
                                                          --------------------------------------------------
                                                                1,583,878         1,339,124       1,157,677
                                                          --------------------------------------------------

Other expenses:
     Salaries and wages                                         2,670,980         2,330,686       1,935,153
     Pensions and other employee benefits                         655,143           600,662         500,156
     Occupancy expense                                            297,757           267,921         260,884
     Equipment depreciation                                       546,870           482,864         354,477
     Equipment repairs and maintenance                            221,634           220,749         181,304

                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 2000, 1999, and 1998

                                                            2000             1999             1998
---------------------------------------------------------------------------------------------------------
Other expenses (Continued):
     Advertising and public relations                          122,356           174,857         252,977
     Federal insurance premiums                                 31,143            22,410          18,872
     Office supplies, telephone, and postage                   385,384           437,606         403,106
     Taxes and licenses                                        127,641           134,325         116,718
     Legal and professional fees                               285,015           285,551         118,084
     Other operating expenses                                  962,630           970,206         704,645
                                                      ---------------------------------------------------
                                                             6,306,553         5,927,837       4,846,376
                                                      ---------------------------------------------------
           Income before income taxes                        2,793,079         2,674,135       2,579,722

Income taxes (Note 8)                                          732,629           714,045         643,355
                                                      ---------------------------------------------------

           Net income                                      $ 2,060,450       $ 1,960,090     $ 1,936,367
                                                      ===================================================

Basic earnings per share                                   $      1.07       $      1.02     $      1.01
                                                      ===================================================

Diluted earnings per share                                 $      1.07       $      1.02     $      1.01
                                                      ===================================================



See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000, 1999, and 1998

                                                                                                          Accumulated
                                                                                                             Other
                                                                      Common                  Retained   Comprehensive
                                                                      Stock      Surplus      Earnings       Income        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                            $2,384,095  $4,136,728  $ 9,109,861   $   209,109   $15,839,793
                                                                                                                        -----------
      Comprehensive income:
         Net income                                                          -           -    1,936,367             -     1,936,367
         Other comprehensive income, net of tax:
             Unrealized holding gains arising during the period
                net of deferred income taxes of $12,428                      -           -            -        24,124        24,124
             Less reclassification adjustment for gains included in
                net income, net of deferred income taxes of $30,036          -           -            -       (58,306)      (58,306)
                                                                                                                        -----------

             Total comprehensive income                                                                                   1,902,185
                                                                                                                        -----------
      Issuance of common stock:
         36 shares in employee bonuses                                      45         445            -             -           490
         6,835 shares pursuant to dividend
             reinvestment plan                                           8,544     101,516            -             -       110,060
      Cash dividends declared, $.385 per share                               -           -     (735,397)            -      (735,397)
                                                                    ---------------------------------------------------------------
Balance, December 31, 1998                                           2,392,684   4,238,689   10,310,831       174,927    17,117,131
                                                                                                                        -----------
      Comprehensive income:
         Net income                                                          -           -    1,960,090             -     1,960,090
         Other comprehensive income, net of tax:
             Unrealized holding losses arising during the period,
                net of deferred income taxes of $694,932                     -           -            -    (1,329,420)   (1,329,420)
             Less reclassification adjustment for gains included in
                net income, net of deferred income taxes of $1,968           -           -            -        (3,820)       (3,820)
                                                                                                                        -----------

             Total comprehensive income                                                                                     626,850
                                                                                                                        -----------
      Issuance of common stock:
         14 shares in employee bonuses                                      18         154            -             -           172
         8,995 shares pursuant to dividend
             reinvestment plan                                          11,243      98,846            -             -       110,089
      Cash dividends declared, $.40 per share                                -           -     (767,441)            -      (767,441)
                                                                    ---------------------------------------------------------------
Balance, December 31, 1999                                           2,403,945   4,337,689   11,503,480    (1,158,313)   17,086,801
                                                                                                                        -----------
      Comprehensive income:
         Net income                                                          -           -    2,060,450             -     2,060,450
         Other comprehensive income, net of tax:
             Unrealized holding gains arising during the period,
                net of deferred income taxes of $340,181                     -           -            -       660,352       660,352
             Add adjustment for reclassification of securities
                from held to maturity to available for sale,
                net of deferred income taxes of $24,732                      -           -            -        48,009        48,009
                                                                                                                        -----------

             Total comprehensive income                                                                                   2,768,811
                                                                                                                        -----------
      Issuance of common stock:
         21 shares in employee bonuses                                      26         159            -             -           185
         12,622 shares pursuant to dividend
             reinvestment plan                                          15,778      95,907            -             -       111,685
      Cash dividends declared, $.41 per share                                -           -     (790,721)            -      (790,721)
                                                                    ----------------------------------------------------------------
 Balance, December 31, 2000                                         $2,419,749  $4,433,755  $12,773,209   $  (449,952)  $19,176,761
                                                                    ================================================================

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999, and 1998

                                                              2000              1999             1998
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                           $  2,060,450      $  1,960,090      $  1,936,367
     Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                           636,795           574,155           441,044
        Deferred income taxes                                  (49,301)          (63,822)          (10,611)
        Provision for loan losses                              401,500           308,000           197,999
        Amortization and accretion on securities                50,194            87,306            51,131
        Realized gain on sales of securities
           available for sale                                        -            (5,788)          (88,342)
        Loss on sale of foreclosed real estate                   4,040            32,775                 -
        Change in operating assets and liabilities:
           (Increase) decrease in assets:
               Mortgage loans held for sale                    137,776           398,694          (428,116)
               Accrued interest receivable                    (237,410)           61,543          (148,715)
               Other assets                                   (176,081)         (679,071)         (407,381)
           Increase (decrease) in liabilities:
               Accrued interest payable                         69,978            18,947            48,014
               Other liabilities                              (125,731)           46,079           154,753
                                                          ------------------------------------------------
               Net cash provided by operating
                   activities                                2,772,210         2,738,908         1,746,143
                                                          ------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from maturities of
        securities held to maturity                          1,435,000         2,189,100         1,785,000
     Purchase of securities held to maturity                         -        (1,304,877)      (11,588,886)
     Proceeds from sales and maturities of
        securities available for sale                          597,628         8,757,685        13,578,242
     Purchase of securities available for sale                 (66,600)         (638,900)      (19,754,346)
     Net increase in loans made to customers                (4,490,771)      (19,310,090)      (21,099,882)
     Net purchases of premises and equipment                  (458,605)         (649,593)       (1,171,349)
     Proceeds from sale of foreclosed real estate              377,734           163,950                 -
     Net expenditures on foreclosed real estate                      -           (86,274)                -
     Increase in cash value, life insurance                    (34,108)          (19,331)          (12,251)
                                                          ------------------------------------------------
           Net cash (used in) investing activities          (2,639,722)      (10,898,330)      (38,263,472)
                                                          ------------------------------------------------



                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 2000, 1999, and 1998

                                                                     2000             1999            1998
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net increase (decrease) in deposits                    13,600,030        (2,515,800)       32,053,260
     Net increase (decrease) in federal funds
        purchased and securities sold
        under repurchase agreements                            (24,096)       (4,807,150)        3,886,305
     Net proceeds (repayment) on FHLB borrowings            (4,000,000)       14,000,000                 -
     Repayment of note payable                                  (9,000)           (9,000)           (9,000)
     Net proceeds from issuance
        of common stock                                        111,870           110,261           110,550
     Dividends paid                                           (790,721)         (767,441)         (735,397)
                                                          ------------------------------------------------
           Net cash provided by financing
               activities                                    8,888,083         6,010,870        35,305,718
                                                          ------------------------------------------------

           Increase (decrease) in cash and
               cash equivalents                              9,020,571        (2,148,552)       (1,211,611)

Cash and cash equivalents, beginning                         5,664,252         7,812,804         9,024,415
                                                          ------------------------------------------------

Cash and cash equivalents, ending                         $ 14,684,823      $  5,664,252      $  7,812,804
                                                          ================================================

Supplemental Disclosures Of
     Cash Flow Information
        Interest paid                                     $  7,630,704      $  6,655,614      $  5,813,418
        Income taxes paid                                      802,292           777,546           635,927

Supplemental Schedule Of Noncash
     Investing Activities
        Other real estate, equipment
           and investments acquired
           in settlement of loans                              274,000                 -           168,000



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

Central Virginia Bank's subsidiary, CVB Title Services, Inc., is a corporation organized under the laws of the Commonwealth of Virginia. The Corporation's primary purpose is to own membership interests in two insurance-related limited liability companies.

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

The Bank is required to maintain average reserve and clearing balances in cash with the Federal Reserve Bank. The total of these balances, after receiving credit for vault cash on hand, was approximately $50,000 at December 31, 2000 and 1999.

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 2000, 1999, and 1998.

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

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. Options on 132,325, 127,325, and zero shares of common stock as of December 31, 2000, 1999, and 1998, respectively, were not included in computing diluted EPS because their effect was antidilutive.

                                                            2000             1999          1998
                                                       --------------------------------------------
Income available to common stockholders
     used in basic EPS                                  $ 2,060,450     $ 1,960,090    $ 1,936,367
                                                       ============================================

Weighted average number of common
     shares used in basic EPS                             1,929,230       1,919,132      1,910,484

Effect of dilutive securities:
     Stock options                                                -               -              -
                                                       --------------------------------------------

Weighted number of common shares and
     dilutive potential stock used in diluted
     EPS                                                  1,929,230       1,919,132      1,910,484
                                                       ============================================

New accounting standards: In June 1998, the Financial Accounting Standards Board
(FASB) issued Financial Accounting Standard ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. Certain provisions of FAS 133 were amended by FAS 137 and FAS 138. Under FAS 133, as amended, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives will be reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Additionally, FAS 133 permits the reclassification of securities from held to maturity to available for sale upon adoption. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

Upon adoption of FAS 133 and as of December 31, 2000, the Company did not have any derivatives and did not participate in any hedging activities as defined in FAS 133.

During the year ended December 31, 2000, held to maturity securities with an amortized cost of $11,617,625 and a market value of $11,690,366 were reclassified as available for sale as permitted under applicable provisions of FAS 133. The unrealized gain of $72,741 less related deferred income taxes of $24,732 was recorded as an increase to accumulated other comprehensive income.

Note 2.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

                                                          December 31, 2000
                                      -----------------------------------------------------------
                                                         Gross           Gross        Approximate
                                       Amortized       Unrealized      Unrealized       Market
                                          Cost           Gains           Losses          Value
                                      -----------------------------------------------------------
U. S. government agencies
   and corporations                   $13,404,535     $     8,110     $   374,861     $13,037,784
Equities                                2,876,230           8,400         264,427       2,620,203
Mortgage-backed securities              2,843,993           4,958          36,433       2,812,518
Corporate and other debt                2,763,357          32,177         108,054       2,687,480
States and political subdivisions       9,857,721         156,658         109,421       9,904,958
                                      -----------------------------------------------------------
                                      $31,745,836     $   210,303     $   893,196     $31,062,943
                                      ===========================================================

                                                          December 31, 1999
                                      -------------------------------------------------------------
                                                         Gross           Gross         Approximate
                                       Amortized       Unrealized     Unrealized         Market
                                          Cost           Gains          Losses            Value
                                      ------------------------------------------------------------
U. S. government agencies
   and corporations                   $12,412,684     $         -     $ 1,026,590     $11,386,094
Equities                                2,809,630             813         305,325       2,505,118
Mortgage-backed securities              3,444,205           4,728         102,674       3,346,259
Corporate and other debt                1,812,500               -         334,375       1,478,125
                                      ------------------------------------------------------------
                                      $20,479,019     $     5,541     $ 1,768,964     $18,715,596
                                      ============================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                   Approximate
                                                   Amortized          Market
                                                      Cost            Value
                                             -----------------------------------
Due in one year or less                          $           -    $           -
Due after one year through five years                1,657,202        1,664,838
Due after five years through ten years              10,496,122       10,472,080
Due after ten years                                 13,872,289       13,493,304
Equities                                             2,876,230        2,620,203
Mortgage-backed securities                           2,843,993        2,812,518
                                             -----------------------------------
                                                 $  31,745,836    $  31,062,943
                                             ===================================

Carrying amounts and approximate market values of securities being held to maturity are as follows:

                                                                    December 31, 2000
                                            ------------------------------------------------------------------
                                                                  Gross           Gross         Approximate
                                                Amortized       Unrealized     Unrealized         Market
                                                   Cost           Gains          Losses            Value
                                            ------------------------------------------------------------------
States and political subdivisions              $ 13,420,115     $ 197,632       $ 113,727      $ 13,504,020
                                            ==================================================================

                                                                    December 31, 1999
                                            ------------------------------------------------------------------
                                                                  Gross           Gross         Approximate
                                                Amortized       Unrealized     Unrealized         Market
                                                   Cost           Gains          Losses            Value
                                            ------------------------------------------------------------------
U. S. Treasury and other
     U. S. government agencies
     and corporations                          $  2,005,775     $   4,341       $   26,696      $  1,983,420
Corporate and other debt                          1,678,114        80,767           17,207         1,741,674
States and political subdivisions                23,019,263       104,970        1,045,471        22,078,762
                                            ------------------------------------------------------------------
                                               $ 26,703,152     $  190,078      $ 1,089,374     $ 25,803,856
                                            ==================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The amortized cost and approximate market value of securities being held to maturity at December 31, 2000, by contractual maturity, are shown below.

                                                                    Approximate
                                                  Amortized            Market
                                                    Cost               Value
                                              ----------------------------------
Due in one year or less                           $    765,429     $    768,686
Due after one year through five years                3,627,612        3,661,558
Due after five years through ten years               3,845,616        3,891,990
Due after ten years                                  5,181,458        5,181,786
                                              ----------------------------------
                                                  $ 13,420,115     $ 13,504,020
                                              ==================================

Securities with an amortized cost of $2,485,373 and $3,092,557 and a market value of $2,498,931 and $3,041,969 at December 31, 2000 and 1999, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

As described in Note 1, held to maturity securities with an amortized cost of $11,617,625 and a market value of $11,690,366 were reclassified as available for sale during the year ended December 31, 2000, as permitted under applicable provisions of FAS 133. The unrealized gain of $72,741 less related deferred income taxes of $24,732 was recorded as an increase to accumulated other comprehensive income.

Note 3.  Loans

Major classifications of loans are summarized as follows:

                                                         December 31,
                                             -----------------------------------
                                                    2000                1999
                                             -----------------------------------
Commercial                                      $ 22,290,303       $ 20,109,229
Real estate:
     Mortgage                                     60,187,376         58,057,618
     Home equity                                   4,334,434          4,632,330
     Construction                                 20,022,335         19,028,495
Bank cards                                           839,621            795,395
Installment                                       26,731,480         27,723,212
                                             -----------------------------------
                                                 134,405,549        130,346,279
Less unearned discount                              (364,098)          (291,178)
                                             -----------------------------------
                                                 134,041,451        130,055,101
Allowance for loan losses                         (1,657,979)        (1,486,900)
                                             -----------------------------------
Loans, net                                     $ 132,383,472      $ 128,568,201
                                             ===================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Loans (Continued)

Changes in the allowance for loan losses were as follows:

                                                      Years Ended December 31,
                                           ---------------------------------------------
                                               2000            1999            1998
                                           ---------------------------------------------
Balance, beginning of year                 $ 1,486,900     $ 1,267,192     $ 1,175,842
     Provision charged to operations           401,500         308,000         197,999
     Loans charged off                        (292,494)       (126,639)       (155,563)
     Recoveries                                 62,073          38,347          48,914
                                           ---------------------------------------------
Balance, end of year                       $ 1,657,979     $ 1,486,900     $ 1,267,192
                                           =============================================

At December 31, 2000, the Bank had loans amounting to $950,249 that were specifically classified as impaired. The average balance of impaired loans amounted to approximately $471,743 for the year ended December 31, 2000. The allowance for loan losses related to impaired loans amounted to $142,536 at December 31, 2000. The following is a summary of cash receipts on these loans and how they were applied in 2000:

Cash receipts applied to reduce
     principal balance                      $   569,995
Cash receipts recognized as
     interest income                             19,113
                                          --------------
Total cash receipts                         $   589,108
                                          ==============

Nonaccruing loans (principally installment, commercial, and mortgage loans) totaled $950,249, $108,932, and $241,962 at December 31, 2000, 1999, and 1998,
respectively, which had the effect of reducing net income $67,007 ($.03 per common share), $5,975 ($.003 per common share), and $18,887 ($.01 per common share), for the years then ended, respectively.

Note 4.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

                                                          December 31,
                                              ---------------------------------
                                                      2000             1999
                                              ---------------------------------
Land                                             $     544,802    $    544,802
Buildings and improvements                           3,120,849       3,106,010
Furniture and equipment                              5,140,566       4,696,799
                                              ---------------------------------
                                                     8,806,217       8,347,611
Less accumulated depreciation                        4,382,200       3,745,404
                                              ---------------------------------
                                                 $   4,424,017    $  4,602,207
                                              =================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 2000, are as follows:

Year Ending
December 31
---------------------------------------------------
2001                                 $  56,693,521
2002                                    14,393,614
2003                                    13,028,034
2004                                     1,195,835
2005 and later                           7,154,684
                                   ----------------
                                     $  92,465,688
                                   ================

Note 6.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by the mortgage loan portfolio of Central Virginia Bank. The borrowings at December 31, 2000 and 1999, consist of the following:

                                                                   2000            1999
                                                             -------------------------------
Interest payable quarterly at a variable rate
     (currently  6.28%), principal due
     and payable on July 8, 2002                               $  5,000,000    $  5,000,000
Interest payable quarterly at a fixed rate
     of 6.03%, principal due and payable
     on January 18, 2000                                                  -      10,000,000
Interest payable daily at a variable rate
     (currently 4.55%), principal due and
     payable on January 1, 2000                                           -       4,000,000
Interest payable monthly at a fixed rate
     of 6.83%, principal due and payable
     on January 17, 2001                                          5,000,000               -
Interest payable daily at a variable rate
     (currently 6.35%), principal due and
     payable on September 19, 2001                                5,000,000               -
                                                             -------------------------------
                                                               $ 15,000,000    $ 19,000,000
                                                             ===============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.  Note Payable

The Corporation's subsidiary, Central Virginia Bank, has a note payable which is secured by a first deed of trust on the bank building in Powhatan and is due in annual principal installments of $9,000 plus interest at the rate of 8% per annum through the year 2002. At December 31, 2000 and 1999, the balance of the note was $18,000 and $27,000, respectively.

Note 8.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2000, 1999, and 1998, are as follows:

                                      2000           1999          1998
                                 -------------------------------------------
Currently payable                  $  781,930     $  777,867    $  653,966
Deferred                              (49,301)       (63,822)      (10,611)
                                 -------------------------------------------
                                   $  732,629     $  714,045    $  643,355
                                 ===========================================

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                              Years Ended December 31,
                                                     ------------------------------------------
                                                          2000          1999          1998
                                                     ------------------------------------------
Computed "expected" tax expense                       $   949,647   $   909,250   $   877,105
Tax-exempt interest                                      (165,140)     (175,510)     (206,624)
Tax-exempt loan interest                                  (31,078)      (31,446)      (22,844)
Disallowance of interest expense
     deduction for the portion attributable
     to carrying tax-exempt obligations                    25,496        23,275        25,575
Other                                                     (46,296)      (11,524)      (29,857)
                                                     ------------------------------------------
                                                      $   732,629   $   714,045   $   643,355
                                                     ==========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.  Income Tax Matters (Continued)

The deferred income tax provision consists of the following items:

                                                                           Years Ended December 31,
                                                                   ----------------------------------------
                                                                        2000          1999          1998
                                                                   ----------------------------------------
Difference between loan loss provision charged
     to operating expense and the bad debt
     deduction taken for income tax purposes                          $(36,485)     $(49,803)    $(20,707)
Interest income on nonaccrual loans
     recognized for federal income tax pur-
     poses, but not recognized for financial
     statements until received                                         (23,063)         5,648      (6,522)
Decrease in value of foreclosed real estate
     recognized for financial statements, but not
     recognized for income tax purposes until realized                  (1,540)      (12,580)           -
Deduction for uncollectible late charges
     recognized for financial statements, but not
     recognized for income tax purposes until realized                    (438)      (15,150)           -
Accretion of discount recognized for
     financial statements, but not recognized
     for income tax purposes until realized                              1,591       (11,219)       5,845
Difference between the depreciation methods
     used for financial statements and for income
     tax purposes                                                       10,634        19,282       10,773
                                                                   ----------------------------------------
                                                                      $(49,301)     $(63,822)    $(10,611)
                                                                   ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.  Income Tax Matters (Continued)

The components of the net deferred tax asset included in other assets is as follows at December 31:

                                                          2000          1999
                                                       -------------------------
Deferred tax assets:
     Allowance for loan losses                          $ 503,033     $ 448,308
     Less valuation allowance                           (167,661)     (149,421)
                                                       -------------------------
                                                          335,372       298,887
     Devaluation reserve on foreclosed property            14,120        12,580
     Unrealized loss on securities
         available for sale                               232,941       605,112
     Reserve for uncollectible late charges                15,588        15,150
     Interest income on nonaccrual loans                   27,246         4,183
                                                       -------------------------
                                                          625,267       935,912
                                                       -------------------------

Deferred tax liabilities:
     Property and equipment                               123,692       113,058
     Securities                                            10,434         8,843
                                                       -------------------------
                                                          134,126       121,901
                                                       -------------------------

Net deferred tax asset                                  $ 491,141     $ 814,011
                                                       =========================

Note 9.  Profit-Sharing Plan

The Bank has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the Plan. Substantially all the full-time employees are covered. During the year ended December 31, 2000, the plan was amended to allow additional employee voluntary contributions through a 401(k) plan. The Bank matches employees' contributions based on a percentage of salary contributed by participants. Contributions to the Trust fund are determined each year by the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. The total contributions for the years ended December 31, 2000, 1999, and 1998, were $192,405, $184,372, and $142,526, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10.  Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 2000 and 1999, is as follows:

                                              2000              1999
                                         -------------------------------
Commitments to extend credit              $ 22,725,094     $ 26,337,377
Standby letters of credit                    1,118,314        1,425,202
                                         -------------------------------
                                          $ 23,843,408     $ 27,762,579
                                         ===============================

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

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for Fed Funds, and other borrowings. The total amount of borrowing facilities available at December 31, 2000, was approximately $20,500,000.

Concentrations of credit risk: All of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers within the state and, more specifically, the area surrounding Richmond, Virginia. The concentrations of credit by type of loan are set forth in Note 3. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness and construction sectors of the economy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10.  Commitments and Contingencies (Continued)

Legal Proceedings: As previously reported, the Bank was a party to a lawsuit filed by Old Republic National Title Insurance Company, in its own name and on behalf of twelve mortgage lenders insured by Old Republic in the Circuit Court for the County of Chesterfield. An additional suit was filed by the trustee in bankruptcy for Alliance Title and Escrow, Ltd., in the United States Bankruptcy Court for the Eastern District of Virginia. Both lawsuits arose primarily from the alleged misappropriation of funds by the president of Alliance Title from the Alliance Title accounts maintained with the Bank.

In August 2000, the Bank, Old Republic, and Alliance Title reached an agreement to settle the lawsuits. The settlement agreement has been signed and all proceedings in the United States Bankruptcy court have been dismissed. The settlement did not have a material adverse impact on the Company.

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

Aggregate loan transactions with related parties were as follows:

                                   Years Ended December 31,
                             ----------------------------------
                                    2000               1999
                             ----------------------------------
Balance, beginning              $ 2,355,505        $ 2,260,291
     New loans                    1,619,110          1,302,348
     Repayments                 (1,653,484)        (1,207,134)
                             ----------------------------------
Balance, ending                 $ 2,321,131        $ 2,355,505
                             ==================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12.  Incentive Stock Option Plan

The Corporation has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of $190,000 shares of common stock. This Plan was adopted to foster and promote the long-term growth and financial success of the Corporation by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Corporation to participate in its future success and to associate their interests with those of the Corporation. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years and one-third of the options vest at the grant date. Another one-third of the options vest upon the first anniversary of the grant date and the remaining options vest upon the second anniversary of the grant date. Options were granted in 2000 to officers that comprised the Bank's Y2K committee. Options were granted in 1999 to all directors, officers, full and part-time employees with a minimum of two years experience at the date of grant.

The following table presents a summary of options under the Plan at December 31:

                                                                      Shares Under Options
                                                              ----------------------------------
                                               Option Price        2000         1999       1998
                                        --------------------------------------------------------
Outstanding, beginning of year                $           -      127,325            -         -
  Options granted                               9.125-13.50        8,000      132,475         -
  Options exercised                                       -            -            -         -
  Options forfeited                                   13.50      (3,000)      (5,150)         -
                                        --------------------------------------------------------
Outstanding, end of year                      $9.125-$13.50      132,325      127,325         -
                                        ========================================================

Options exercisable at December 31, 2000, 1999, and 1998, were $85,550, $42,441, and $0, respectively.

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were no options granted during the year ended December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12.  Incentive Stock Option Plan (Continued)

                                    2000              1999             1998
                               -------------------------------------------------
Net income
     As reported               $   2,060,450     $   1,960,090     $   1,936,367
                               =================================================

     Pro forma                 $   1,987,587     $   1,891,012     $   1,936,367
                               =================================================

Basic earnings per share
     As reported               $        1.07     $        1.02     $        1.01
                               =================================================

     Pro forma                 $        1.03     $        0.99     $        1.01
                               =================================================

Diluted earnings per share
     As reported               $        1.07     $        1.02     $        1.01
                               =================================================

     Pro forma                 $        1.03     $        0.99     $        1.01
                               =================================================

For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2000 and 1999: dividend yield of 4.1% and 3.0%, respectively, expected volatility of 20% risk-free interest rate of 5.0% and an expected option life of 5 years. The fair value of each option granted in 2000 was $1.46. The fair value of each option granted in 1999 was approximately $2.57.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.  Regulatory Matters (Continued)

As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            To Be Well Capitalized
                                                                       For Capital         Under Prompt Corrective
                                                Actual              Adequacy Purposes         Action Provisions
                                      ------------------------------------------------------------------------------
                                         Amount       Ratio        Amount       Ratio       Amount       Ratio
                                      ------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
As of December 31, 2000:
     Total Capital                      $19,767       13.79%       $11,467       8.00%      $14,334      10.00%
        (to Risk Weighted Assets)
     Tier I Capital                      18,109       12.63%         5,735       4.00%        8,603       6.00%
        (to Risk Weighted Assets)
     Tier I Capital                      18,109        9.29%         7,796       4.00%        9,745       5.00%
        (to Average Assets)

As of December 31, 1999:
     Total Capital                      $18,442       13.31%       $11,085       8.00%      $13,856      10.00%
        (to Risk Weighted Assets)
     Tier I Capital                      16,955       12.26%         5,532       4.00%        8,298       6.00%
        (to Risk Weighted Assets)
     Tier I Capital                      16,955        9.11%         7,445       4.00%        9,306       5.00%
        (to Average Assets)

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $3,332,612 in 2000 without regulatory approval.

Note 14.  Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.  Fair Value of Financial Instruments (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.  Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Corporation and subsidiary's financial assets and liabilities at December 31, 2000 and 1999:

                                                              2000                              1999
                                               -------------------------------------------------------------------
                                                   Carrying         Estimated         Carrying        Estimated
                                                    Amount         Fair Value          Amount        Fair Value
                                               -------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                   $ 14,684,823     $ 14,684,823     $  5,664,252     $  5,664,252
     Securities available for sale                 31,062,943       31,062,943       18,715,596       18,715,596
     Securities held to maturity                   13,420,115       13,504,020       26,703,152       25,803,856
     Mortgage loans held for sale                     222,976          222,976          360,772          360,772
     Loans, net                                   132,383,472      135,671,472      128,568,201      128,473,000
     Accrued interest receivable                    1,643,462        1,643,462        1,406,052        1,406,052

Financial liabilities:
     Demand and variable rate deposits             73,345,343       73,345,343       72,089,865       72,089,865
     Fixed-rate certificates of deposits           92,465,688       94,032,000       80,121,136       79,942,000
     Federal funds purchased and
         securities sold under repurchase
         agreements                                   248,946          248,946          273,042          273,042
     FHLB borrowings                               15,000,000       15,000,000       19,000,000       19,000,000
     Note payable                                      18,000           18,000           27,000           27,000
     Accrued interest payable                         464,702          464,702          394,724          394,724

At December 31, 2000 and 1999, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

                                 BALANCE SHEETS
                                                          December 31
                                                ------------------------------
Assets                                              2000              1999
                                                ------------------------------
     Cash                                       $    189,861      $    114,828
     Investment in subsidiary                     17,907,812        16,048,529
     Securities available for sale                 1,014,340           826,755
     Other assets                                     67,115           113,405
                                                ------------------------------
                                                $ 19,179,128      $ 17,103,517
                                                ==============================

Liabilities
     Other liabilities                          $      2,367      $     16,716
                                                ------------------------------

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized;
        1,935,799 and 1,923,156 shares
        issued and outstanding in 2000
        and 1999, respectively                     2,419,749         2,403,945
     Surplus                                       4,433,755         4,337,689
     Retained earnings                            12,773,209        11,503,480
     Accumulated other comprehensive income         (449,952)       (1,158,313)
                                                ------------------------------
                                                  19,176,761        17,086,801
                                                ------------------------------
                                                $ 19,179,128      $ 17,103,517
                                                ==============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15.  Condensed Parent-Only Financial Statements (Continued)

                              STATEMENTS OF INCOME

                                                                       Years Ended December 31,
                                                               ----------------------------------------
                                                                  2000           1999           1998
                                                               ----------------------------------------
Income:
     Management fees                                           $   36,000     $   36,000     $   36,000
     Dividends received from subsidiary                           790,721        767,441        935,397
     Equity in undistributed earnings of subsidiary             1,225,981      1,154,895        951,733
     Dividend income                                               81,563         73,540         38,428
     Gain on sale of securities available for sale                      -              -         64,114
                                                               ----------------------------------------
                                                                2,134,265      2,031,876      2,025,672
Expenses:
     Operating expenses                                            73,784         66,909         75,243
                                                               ----------------------------------------
               Income before income taxes                       2,060,481      1,964,967      1,950,429

Income taxes                                                           31          4,877         14,062
                                                               ----------------------------------------
               Net income                                      $2,060,450     $1,960,090     $1,936,367
                                                               ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15.  Condensed Parent-Only Financial Statements (Continued)

                            STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                       2000            1999            1998
                                                                  ------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                      $ 2,060,450      $ 1,960,090      $ 1,936,367
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Undistributed earnings of subsidiary                          (1,225,981)      (1,154,895)        (951,733)
        Realized gain on sales of securities available
           for sale                                                            -                -          (64,114)
        Change in operating assets and liabilities:
           (Increase) decrease in other assets                               364             (172)             (88)
           Increase (decrease) in other liabilities                      (14,349)           2,654           14,062
                                                                     ---------------------------------------------
Net cash provided by operating activities                                820,484          807,677          934,494
                                                                     ---------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sales of securities available
        for sale                                                               -                -          319,489
     Purchase of securities available for sale                           (66,600)         (91,150)        (668,980)
                                                                     ---------------------------------------------
Net cash (used in) investing activities                                  (66,600)         (91,150)        (349,491)
                                                                     ---------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                          111,870          110,261          110,550
     Dividends paid                                                     (790,721)        (767,441)        (735,397)
                                                                     ---------------------------------------------
Net cash (used in) financing activities                                 (678,851)        (657,180)        (624,847)
                                                                     ---------------------------------------------

Increase (decrease) in cash                                               75,033           59,347          (39,844)
Cash, beginning                                                          114,828           55,481           95,325
                                                                     ---------------------------------------------

Cash, ending                                                         $   189,861      $   114,828      $    55,481
                                                                     =============================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CENTRAL VIRGINIA BANKSHARES, INC.


Date: March 30, 2001             By: /s/ Ralph Larry Lyons
                                     -------------------------------------------
                                     Ralph Larry Lyons
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2001                   /s/ Ralph Larry Lyons
                                 -----------------------------------------------
                                 Ralph Larry Lyons
                                 President and Chief Executive Officer; Director
                                 (Principal Executive Officer)

March 30, 2001                   /s/ Charles F. Catlett, III
                                 -----------------------------------------------
                                 Charles F. Catlett, III
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

March 30, 2001                   /s/ Thomas R. Thornton, Jr.
                                 -----------------------------------------------
                                 Thomas R. Thornton, Jr.
                                 Assistant Vice President
                                 (Principal Accounting Officer)

March 30, 2001                   /s/ John B. Larus
                                 -----------------------------------------------
                                 John B. Larus
                                 Chairman of the Board of Directors

March 30, 2001                   /s/ Fleming V. Austin
                                 -----------------------------------------------
                                 Fleming V. Austin
                                 Director

March 30, 2001                   /s/ Charles w. Binford
                                 -----------------------------------------------
                                 Charles W. Binford
                                 Director

March 30, 2001                   /s/ Garland L. Blanton, Jr.
                                 -----------------------------------------------
                                 Garland L. Blanton, Jr.
                                 Director

March 30, 2001                   /s/ Charles B. Goodman
                                 -----------------------------------------------
                                 Charles B. Goodman
                                 Director

March 30, 2001                   /s/ Elwood C. May
                                 -----------------------------------------------
                                 Elwood C. May
                                 Director

March 30, 2001                   /s/ James T. Napier
                                 -----------------------------------------------
                                 James T. Napier
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