Form 10QSB
period 2001-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2001-05-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended                              Commission File No.
         March 31, 2001                                     000-24002




                        CENTRAL VIRGINIA BANKSHARES, INC.



                   Virginia                                 54-1467806
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


As of March 31, 2001, 1,939,615 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  May 15, 2001

                                      INDEX
                                      -----



Part I.  Financial Information                                          Page No.
------------------------------                                          --------

  Item 1     Financial Statements

         Consolidated Balance Sheet -
         March 31, 2001 and 2000............................................3

         Consolidated Statement of Income - Three
         Months Ended March 31, 2001 and 2000...............................4

         Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 2001 and 2000...............................5

         Notes to Consolidated Financial Statements -
         March 31, 2001 and 2000 (Unaudited)................................6

  Item 2.    Management Discussion and Analysis of Financial
             Condition and Results of Operations............................7


Part II.  Other Information
---------------------------

  Item 1     Legal Proceedings.............................................12

  Item 6     Exhibits and Reports on Form 8-K..............................12

  Signatures...............................................................13

                                     PART I

ITEM 1       FINANCIAL STATEMENTS
                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                             March 31, 2001 and 2000
                                   (Unaudited)

                                  ASSETS                           March 31, 2001       March 31, 2000
                                  ------                           --------------       --------------
Cash and due from banks                                            $    5,170,208       $    5,600,748
Federal funds sold                                                      7,001,000                    -
                                                                   --------------       --------------
      Total cash and cash equivalents                              $   12,171,208       $    5,600,748
Securities available for sale                                          39,158,070           18,689,086
Securities held to maturity (approximate market
  value 2001 $13,339,501; 2000 $24,635,847)                            13,033,389           26,614,967
Mortgage loans held for sale                                              587,580              244,800
Total loans                                                           134,739,620          133,274,246
  Less: Unearned income                                                  (307,076)            (317,862)
            Reserve for loan losses                                    (1,704,535)          (1,540,832)
                                                                   --------------       --------------
Loans, net                                                            132,728,009          131,415,552
Bank premises and equipment, net                                        4,332,361            4,490,917
Accrued interest receivable                                             1,884,008            1,686,291
Other assets                                                            3,044,382            3,877,609
                                                                   --------------       --------------
      Total assets                                                 $  206,939,007       $  192,619,970
                                                                   ==============       ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
LIABILITIES
-----------
  Deposits:
    Demand deposits                                                $   23,928,118       $   21,917,197
    Interest bearing demand deposits and NOW accounts                  32,282,742           32,497,514
    Savings deposits                                                   18,876,586           19,198,927
    Time deposits, $100,000 and over                                   20,495,878           14,462,424
    Other time deposits                                                80,574,716           64,405,763
                                                                   --------------       --------------
      Total deposits                                               $  176,158,040       $  152,481,825
  Federal funds purchased and securities sold under repurchase
    agreements                                                            149,642            1,881,390
  FHLB advance                                                         10,000,000           20,000,000
  Note payable                                                             18,000               27,000
  Accrued interest payable                                                483,726              428,113
  Other liabilities                                                       192,327              334,020
                                                                   --------------       --------------
      Total liabilities                                            $  187,001,735       $  175,152,348
                                                                   ==============       ==============
STOCKHOLDERS' EQUITY
--------------------
  Common stock, $1.25 par value 6,000,000 shares
    authorized; 1,939,615 and 1,927,495 shares
    issued and outstanding in 2001 and 2000 respectively           $    2,424,520       $    2,409,369
  Surplus                                                               4,467,150            4,368,883
  Retained earnings                                                    12,967,916           11,796,687
  Accumulated other comprehensive income                                   77,686           (1,107,317)
                                                                   --------------       --------------
      Total stockholders' equity                                   $   19,937,272       $   17,467,622
                                                                   --------------       --------------
      Total liabilities and stockholders' equity                   $  206,939,007       $  192,619,970
                                                                   ==============       ==============
Loan to Deposit Ratio                                                       75.35%               86.18%
Book Value                                                         $        10.28       $         9.06


See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended March 31
                                                                    -----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
Interest income
  Interest and fees on loans                                        $  3,041,840    $  2,999,282
  Interest on securities:
    U.S. Government agencies and corporations                            272,988         270,862
    U.S. Treasury securities                                                   0          15,759
    States and political subdivisions                                    358,384         369,248
    Other                                                                156,182         127,833
  Interest on federal funds sold                                          53,903             464
                                                                    ------------    ------------
      Total interest income                                         $  3,883,297    $  3,783,448
                                                                    ------------    ------------
Interest expense
  Interest on deposits                                              $  1,888,292    $  1,449,764
  Interest on federal funds purchased and securities sold under
    repurchase agreements                                                  3,499          45,948
  Interest on FHLB borrowings                                            130,132         275,541
  Interest on note payable                                                   360             540
                                                                    ------------    ------------
      Total interest expense                                        $  2,022,283    $  1,771,793
                                                                    ------------    ------------
      Net interest income                                           $  1,861,014    $  2,011,655
  Provision for loan losses                                               75,000          60,000
                                                                    ------------    ------------
      Net interest income after provision for loan losses           $  1,786,014    $  1,951,655
  Other income
    Deposit fees and charges                                        $    264,824    $    259,957
    Realized gain on sale of securities available for sale                10,288               -
    Other                                                                126,765          92,526
                                                                    ------------    ------------
      Total other income                                            $    401,877    $    352,483
                                                                    ------------    ------------
  Other expenses
    Salaries and wages                                              $    723,447    $    706,600
    Pensions and other employee benefits                                 162,090         130,317
    Occupancy expense                                                     75,000          78,304
    Equipment depreciation                                               148,607         135,694
    Equipment repairs and maintenance                                     61,972          51,997
    Advertising and public relations                                      30,272          27,740
    Federal insurance premiums                                             7,651           7,966
    Office supplies, telephone and postage                               107,206         106,327
    Taxes and licenses                                                    35,604          35,173
    Legal and professional fees                                           22,344         100,390
    Other operating expenses                                             245,334         232,532
                                                                    ------------    ------------
      Total other expenses                                          $  1,619,527    $  1,613,040
                                                                    ------------    ------------
  Income before income taxes                                        $    568,364    $    691,098
  Income taxes                                                           160,719         205,574
                                                                    ------------    ------------
      Net income                                                    $    407,645    $    485,524
                                                                    ============    ============
  Per share of common stock:
    Income before income taxes                                      $       0.29    $       0.36
    Net income                                                      $       0.21    $       0.25
    Dividends paid per share                                        $       0.11    $       0.10
    Weighted average shares                                            1,936,477       1,924,205
    Return on average assets                                                0.82%           1.02%
    Return on average equity                                                8.37%          11.21%

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000

                                                                              2001              2000
                                                                          ------------      ------------
Cash Flows for Operating Activities
  Net Income                                                              $    407,645      $    485,524
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                               170,918           158,210
    Provision for loan losses                                                   75,000            60,000
    Amortization and accretion on securities                                     7,360           (15,995)
    Realized gain on sales of securities available for sale                    (10,288)                -
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                          (364,584)          115,972
        Accrued interest receivable                                           (240,546)         (280,239)
        Other assets                                                            47,171          (565,601)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                19,024            33,389
        Other liabilities                                                      (21,614)           (5,652)
                                                                          ------------      ------------
    Net cash provided by (used in) operating activities                   $     90,086      ($    14,392)
                                                                          ------------      ------------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                 $    380,000      $     75,000
  Proceeds from sales and maturities of securities available for sale        1,949,275           168,217
  Purchase of securities available for sale                                 (9,232,623)          (66,600)
  Net increase in loans made to customers                                     (694,024)       (2,902,283)
  Net purchases of premises and equipment                                      (79,262)          (46,920)
                                                                          ------------      ------------
    Net cash (used in) investing activities                               ($ 7,676,634)     ($ 2,772,586)
                                                                          ------------      ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                $ 10,347,009      $    270,824
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                           (99,304)        1,608,348
  Net proceeds (repayment) on FHLB borrowings                               (5,000,000)        1,000,000
  Net proceeds from issuance of capital stock                                   38,166            36,618
  Dividends paid                                                              (212,938)         (192,316)
                                                                          ------------      ------------
    Net cash provided by financing activities                             $  5,072,933      $  2,723,474
                                                                          ------------      ------------
    Increase (decrease) in cash and cash equivalents                      ($ 2,513,615)     ($    63,504)
Cash and cash equivalents:
  Beginning                                                                 14,684,823         5,664,252
                                                                          ------------      ------------
  Ending                                                                  $ 12,171,208      $  5,600,748
                                                                          ============      ============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                              $  2,003,259      $  1,738,404
                                                                          ============      ============

    Income Taxes                                                          $          -      $          -
                                                                          ============      ============

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)

Note 1.  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2.  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                                                 2001                         2000
                                                       ------------------------- --------------------------
Net income                                                    $   407,645                $   485,524
Other comprehensive income, net of tax
  Unrealized holding gains arising during
    the period on securities available for
    sale, net of deferred income taxes                            547,284                     50,996
  Less reclassification adjustment for
    gains included in net income, net of
    deferred income taxes                                         (6,791)                          -
                                                       ------------------------- --------------------------
Total comprehensive income                                     $  948,138                $   536,520
                                                       ========================= ==========================

ITEM 2       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $407,645 in the first quarter of 2001, a decrease of 16.0% from the first quarter of 2000. The results for 2001 reflect primarily a decrease in net interest income resulting from an increase in interest expense on deposits for the quarter as well as the effects of reductions in the prime lending rate resulting from general market rate reductions by the Federal Reserve Board during the first quarter of 2001. Other income rose by 14.0% in the current quarter compared to the same period last year while other expenses rose by .4%. Net income per fully diluted common share for the first quarter of 2001 was $.21 compared to $.25 for the same period in 2000. The Company's annualized return on average equity was 8.37% in the first quarter of 2001, compared to 11.21% for the first quarter of 2000, while the return on average assets amounted to .82% and 1.02% for these periods respectively.

         Net Interest Income. The Company's net interest income was $1,861,014 for the first quarter of 2000, compared to $2,011,655 for the first quarter of 2000, a decrease of 7.5%. This decrease in net interest income was attributable primarily to a 14.1% increase in interest expense which resulted from a 30.3% increase in interest on deposits as well as a 58.4% reduction in interest on federal funds purchased and securities sold under repurchase agreements and interest on FHLB borrowing. The decrease in interest on borrowing is the result of volume reduction and rate restructuring. Average deposits for the quarter rose 22.4% over the same period in 2000. Interest income rose 2.6% as a result of a 4.8% increase in average interest earning assets. Average interest earning assets were $188.9 million for the first quarter of 2001 compared to $180.2 million for the first quarter of 2000. The largest component change was in the average balance of federal funds sold, which increased from an average of $31,000 in 2000 to $3.7 million in 2001. The fully taxable annualized yield on investment securities was 7.17% at March 31, 2001 compared to 7.13% in the previous year.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.15% for the first quarter of 2001, compared to 4.63% for the first quarter of 2000.

         Non-Interest Income. For the first three months of 2001, non-interest income totaled $401,877, an increase of 14.0%, or $49,394 from the same period in 2000. Included in this increase was growth in other income of 37.0% or $34,239. This increase is principally attributable to secondary market mortgage loan sales profits as well as income from our non-deposit investment sales program which began in June 2000.

         Non-Interest Expenses. The Company's total non-interest expenses for the first quarter of 2001 increased $6,487 or .4% compared to the same period in 2000. Expenses related to salaries and employee benefits not treated as an adjustment to the yield on loans originated in 2001 increased 5.8% compared to the same period in 2000. Legal and professional fees decreased $78,046 or 77.7% in 2001 due to the settlement of litigation in the third quarter of 2000 that was ongoing in the first quarter of 2000. Equipment depreciation expense is up 9.5% as the result of new equipment purchases in 2000 that replaced or upgraded existing systems.

         Income Taxes. The Bank reported income taxes of $160,719 for the first quarter of 2001, compared to $205,574 for the first quarter of 2000. These amounts yielded effective tax rates of 28.3% and 29.7%, respectively.

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

         At March 31, 2001, total loans increased $334,071 from December 31, 2000 and $1.5 million from March 31, 2000. The loan to deposit ratio was 75.3% at March 31, 2001, compared to 79.8% at December 31, 2000 and 86.2% at March 31, 2000. As of March 31, 2001, real estate loans accounted for 62.5% of the loan portfolio, consumer loans were 24.1%, and commercial and industrial loans totaled 13.4% of the loan portfolio.

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

         The following table summarizes non-performing loans:

                                                         March 31         December 31         March 31
                                                           2001              2000               2000
                                                           ----              ----               ----
                                                                    (Dollars in Thousands)
Loans accounted for on a non-accrual basis                  $859              $950                $229
Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)                  370               383               1,062
Loans restructured and in compliance with
  modified terms (not included in non-
  accrual loans or loans contractually past
  due 90 days or more above)                                   -                 -                   -
                                                          ------            ------              ------

        TOTAL                                             $1,229            $1,333              $1,581
                                                          ======            ======              ======

         Management is not aware of any other loans at March 31, 2001 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.27% at March 31, 2001; 1.24% at December 31, 2000; and 1.15% at
March 31, 2000, respectively. At March 31, 2001 the ratio of the allowance for loan losses to non-performing loans was 138.7%, compared to 124.4% at December 31, 2000 and 97.5% at March 31, 2000.

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

         The provision for loan losses totaled $75,000 for the quarter ended March 31, 2001 and $60,000 for the same period in 2000. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first quarter of 2001, total securities increased to $52.2 million or 25.2% of total assets at March 31, 2001 compared to $45.3 million or 23.5% at March 31, 2000.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.17% for the first quarter of 2001, compared to 7.13% for the same period in 2000. The market value of the entire portfolio exceeded the book value by $461,286 at March 31, 2001.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by $10.3 million between December 31, 2000 and March 31, 2001. Deposits increased by $23.7 million, or 15.5% between March 31, 2000 and March 31, 2001. The average aggregate interest rate paid on deposits was 4.29% in the first quarter of 2001, compared to 4.44% for the same period in 2000. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2001:

                                                     Time Deposits
                                                     -------------
                                                 (Dollars in thousands)
                Three months or less                     $ 2,599
                Three to twelve months                     9,773
                Over twelve months                         8,124
                                                         -------
                  Total                                  $20,496
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of March 31, 2001, with minimum requirements, as defined by regulation, is shown below:

                                               Minimum              Actual
                                             Requirements       March 31, 2001
                                             ------------       --------------

            Tier 1 risk-based capital            4.0%               13.01%
            Total risk-based capital             8.0%               14.21%
            Leverage ratio                       3.0%                9.45%

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

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window, advances from the Federal Home Loan Bank of Atlanta, and repurchase agreements with other commercial banks. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

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


ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits.  None

             (b) Form 8-K. No reports were filed on Form 8-K in the period for which this report is filed. on Form 8-K in the period for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTRAL VIRGINIA BANKSHARES, INC.
                              -----------------------------------
                                        (Registrant)


Date:  May 15, 2001           /s/ Ralph Larry Lyons
                              --------------------------------------------------
                              Ralph Larry Lyons, President and
                              Chief Executive Officer
                              (Principal Executive Officer)



Date:  May 15, 2001           /s/ Charles F. Catlett, III
                              --------------------------------------------------
                              Charles F. Catlett, III, Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)