Form 10QSB
period 2001-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2001-08-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



             For Quarter Ended                       Commission File No.
               June 30, 2001                              000-24002



                        CENTRAL VIRGINIA BANKSHARES, INC.


                     Virginia                             54-1467806
          (State or Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)              Identification No.)



                              2036 New Dorset Road
                                  P. O. Box 39
                            Powhatan, Virginia 23139
                     (Address of Principal Executive Office)

                                 (804) 403-2000
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of August 14, 2001, 1,942,591 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  June 30, 2001

                                      INDEX
                                      -----


Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1   Financial Statements

         Consolidated Balance Sheets - June 30, 2001
         and 2000 (Unaudited)..............................................3

         Consolidated Statements of Income - Three
         Months Ended June 30, 2001 and 2000
         and Six Months Ended June 30, 2001 and 2000 (Unaudited)...........4

         Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 2001 and 2000 (Unaudited)...................5

         Notes to Consolidated Financial Statements -
         June 30, 2001 and 2000 (Unaudited)................................6

Item 2   Management Discussion and Analysis of Financial
         Condition and Results of Operations............................7-12


Part II.  Other Information
---------------------------

Item 1   Legal Proceedings................................................12

Item 4   Submission of Matters to a Vote of
         Security Holders.................................................13

Item 6   Exhibits and Reports on Form 8-K.................................13

Signatures................................................................14

                                     PART I
ITEM 1  FINANCIAL STATEMENTS

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2001 and 2000
                                   (Unaudited)

                                      ASSETS                                     June 30, 2001       June 30, 2000
                                      ------                                     -------------       -------------
Cash and due from banks                                                          $   5,997,674          $   6,111,641
Federal funds sold                                                                   4,822,000              2,263,000
                                                                                 -------------          -------------
      Total cash and cash equivalents                                            $  10,819,674          $   8,374,641
Securities available for sale                                                       46,158,504             18,667,424
Securities held to maturity (approximate market value 2001 $12,944,046;
   2000 $24,561,327)                                                                12,721,979             25,129,840
Mortgage loans held for sale                                                           318,860                526,250
Total loans                                                                        134,501,766            133,043,071
   Less:   Unearned income                                                            (262,885)              (337,471)
           Reserve for loan losses                                                  (1,715,648)            (1,543,639)
                                                                                 -------------          -------------
Loans, net                                                                         132,523,233            131,161,961
Bank premises and equipment, net                                                     4,208,624              4,359,820
Accrued interest receivable                                                          1,619,167              1,534,032
Other assets                                                                         2,926,506              4,410,276
                                                                                 -------------          -------------
      Total assets                                                               $ 211,296,547          $ 194,164,244
                                                                                 =============          =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
LIABILITIES
-----------
  Deposits:
    Demand deposits                                                              $  25,140,691          $  23,313,966
    Interest bearing demand deposits and NOW accounts                               32,677,768             32,212,847
    Savings deposits                                                                19,995,165             18,854,740
    Time deposits, $100,000 and over                                                21,024,550             16,613,307
    Other time deposits                                                             81,615,688             69,393,427
                                                                                 -------------          -------------
                                                                                 $ 180,453,862          $ 160,388,287
  Federal funds purchased and securities sold under repurchase agreements              120,658                219,244
  FHLB advance                                                                      10,000,000             15,000,000
  Note payable                                                                           9,000                 18,000
  Accrued interest payable                                                             448,860                414,075
  Other liabilities                                                                    218,017                346,226
                                                                                 -------------          -------------
      Total liabilities                                                          $ 191,250,397          $ 176,385,832
                                                                                 -------------          -------------
STOCKHOLDERS' EQUITY
--------------------
  Common stock,  $1.25 par value; 6,000,000 shares authorized; 1,942,591 and 1,931,684 shares issued and outstanding in 2001 and 2000,
    respectively                                                                 $   2,428,240          $   2,414,605
  Surplus                                                                            4,500,646              4,400,845
  Retained earnings                                                                 13,259,811             12,084,558
  Accumulated other comprehensive income                                              (142,547)            (1,121,596)
                                                                                 -------------          -------------
      Total stockholders' equity                                                 $  20,046,150          $  17,778,412
                                                                                 -------------          -------------
      Total liabilities and stockholders' equity                                 $ 211,296,547          $ 194,164,244
                                                                                 =============          =============
Loan to Deposit Ratio                                                                   74.39%                 82.74%
Book Value                                                                       $       10.32          $        9.20

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                              June 30,
                                                                 -----------------------------         -----------------------------
                                                                     2001               2000               2001               2000
                                                                     ----               ----               ----               ----
Interest income
  Interest and fees on loans                                     $2,958,812         $3,063,770         $6,000,652         $6,063,052
  Interest on securities:
    U.S. Government agencies and corporations                       404,714            267,360            677,702            538,222
    U.S. Treasury securities                                              -              7,619                  -             23,378
    States and political subdivisions                               342,033            367,959            700,417            737,207
    Other                                                           189,524            133,444            345,706            261,277
  Interest on federal funds sold                                     62,653             30,522            116,557             30,986
                                                                 ----------         ----------         ----------         ----------
      Total interest income                                      $3,957,736         $3,870,674         $7,841,034         $7,654,122
                                                                 ----------         ----------         ----------         ----------
Interest expense
  Interest on deposits                                           $1,958,744         $1,574,709         $3,847,036         $3,024,473
  Interest on federal funds purchased and securities
     sold under repurchase agreements                                   884              9,277              4,383             55,225
  Interest on FHLB borrowings                                       107,178            305,115            237,310            580,656
  Interest on note payable                                              180                360                540                900
                                                                 ----------         ----------         ----------         ----------
      Total interest expense                                     $2,066,986         $1,889,461         $4,089,269         $3,661,254
                                                                 ----------         ----------         ----------         ----------
      Net interest income                                        $1,890,750         $1,981,213         $3,751,765         $3,992,868
  Provision for loan losses                                          38,000             60,000            113,000            120,000
                                                                 ----------         ----------         ----------         ----------
      Net interest income after provision for loan losses        $1,852,750         $1,921,213         $3,638,765         $3,872,868
  Other income
    Deposit fees and charges                                     $  298,684         $  292,839         $  563,508         $  552,796
    Realized gain on sale of securities available for sale                -                  -             10,288                  -
    Other                                                           130,098             87,324            256,862            179,850
                                                                 ----------         ----------         ----------         ----------
      Total other income                                         $  428,782         $  380,163         $  830,658         $  732,646
  Other expenses
    Salaries and wages                                           $  787,590         $  725,400         $1,511,037         $1,432,000
    Pensions and other employee benefits                            141,367             79,780            303,457            210,097
    Occupancy expense                                                67,471             67,600            142,471            145,904
    Equipment depreciation                                          143,538            135,758            292,145            271,452
    Equipment repairs and maintenance                                63,206             54,088            125,178            106,085
    Advertising and public relations                                 28,863             30,494             59,135             58,234
    Federal insurance premiums                                        7,636              7,694             15,287             15,660
    Office supplies, telephone and postage                          110,015            103,393            217,221            209,720
    Taxes and licenses                                               36,992             31,962             72,596             67,135
    Legal and professional fees                                      23,778            156,339             46,122            256,729
    Other operating expenses                                        231,174            249,760            476,508            482,292
                                                                 ----------         ----------         ----------         ----------
      Total other expenses                                       $1,641,630         $1,642,268         $3,261,157         $3,255,308
                                                                 ----------         ----------         ----------         ----------
  Income before income taxes                                     $  639,902         $  659,108         $1,208,266         $1,350,206
  Income taxes                                                      134,649            178,487            295,368            384,061
                                                                 ----------         ----------         ----------         ----------
      Net income                                                 $  505,253         $  480,621         $  912,898         $  966,145
                                                                 ==========         ==========         ==========         ==========
  Per share of common stock:
    Income before income taxes                                   $     0.33         $     0.34         $     0.62         $     0.70
      Net income                                                 $     0.26         $     0.25         $     0.47         $     0.50
Dividends paid per share                                         $     0.11         $     0.10         $     0.22         $     0.20
Weighted average shares                                           1,940,138          1,928,508          1,938,318          1,926,356
Return on average assets                                              0.97%              0.99%              0.90%              1.01%
Return on average equity                                             10.38%             10.90%              9.34%             11.07%

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                  2001                 2000
                                                                                  ----                 ----
Cash Flows for Operating Activities
  Net Income                                                                 $    912,898         $    966,145
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                  336,768              316,595
    Provision for loans losses                                                    113,000              120,000
    Amortization and accretion on securities                                       18,759               28,136
    Realized gain on sales of securities available for sale                       (10,288)                   -
    Loss on sale of foreclosed real estate                                              -               15,540
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                              (95,864)            (165,478)
        Accrued interest receivable                                                24,295             (127,980)
        Other assets                                                                7,305           (1,098,268)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                  (15,842)              19,351
        Other liabilities                                                           4,076                6,554
                                                                             ------------         ------------
    Net cash provided by operating activities                                $  1,295,107         $     80,595
                                                                             ------------         ------------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                    $    685,000         $  1,360,000
  Proceeds from sales and maturities of securities available for sale           3,103,369              357,219
  Purchase of securities available for sale                                   (17,729,118)             (66,600)
  Net increase in loans made to customers                                        (252,761)          (2,960,831)
  Net purchases of premises and equipment                                        (121,375)             (74,208)
  Proceeds from sale of foreclosed real estate                                          -              220,735
  Net expenditures on foreclosed real estate                                            -               (9,760)
                                                                             ------------         ------------
    Net cash (used in) investing activities                                  ($14,314,885)        ($ 1,173,445)
                                                                             ------------         ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                   $ 14,642,831         $  8,177,286
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                             (128,288)             (53,798)
  Net proceeds (repayment) of FHLB borrowings                                  (5,000,000)          (4,000,000)
  Repayment of note payable                                                        (9,000)              (9,000)
  Net proceeds from issuance of common stock                                       75,382               73,816
  Dividends paid                                                                 (426,296)            (385,065)
                                                                             ------------         ------------
    Net cash provided by financing activities                                $  9,154,629         $  3,803,239
                                                                             ------------         ------------
    Increase (decrease) in cash and cash equivalents                         ($ 3,865,149)        $  2,710,389
Cash and cash equivalents:
  Beginning                                                                    14,684,823            5,664,252
                                                                             ------------         ------------
  Ending                                                                     $ 10,819,674         $  8,374,641
                                                                             ============         ============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                 $  4,105,111         $  3,641,903
                                                                             ============         ============
    Income Taxes                                                             $    294,818         $    350,005
                                                                             ============         ============

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             June 30, 2001 and 2000
                                   (Unaudited)


Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2

A reconciliation from net income to total comprehensive income for the three months and six months ended June 30, 2001 and 2000 is as follows:

                                                           Three Months Ended                     Six Months Ended
                                                                 June 30                               June 30
                                                      -----------------------------         ----------------------------
                                                          2001               2000               2001              2000
                                                          ----               ----               ----              ----
Net income                                            $  505,253         $  480,621         $  912,898        $  966,145
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising
     during the period on securities available
     for sale, net of deferred income taxes             (220,233)           (14,279)           314,196            36,717
   Less reclassification adjustment for gains
     included in net income, net of deferred
     income taxes                                         (6,791)
                                                      ----------         ----------         ----------        ----------

Total comprehensive income                            $  285,020         $  466,342         $1,220,303        $1,002,862
                                                      ==========         ==========         ==========        ==========

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $505,253 in the second quarter of 2001, an increase of 5.13% from the second quarter of 2000. These results reflect a decrease in net interest income as well as an increase in other income and a small decrease in other expenses. For the quarter, total interest income rose 2.25%, while net interest income fell 4.6%. The decrease in net interest income was driven by the continued interest rate reductions by the Federal Reserve. During the second quarter of 2001, rates were reduced by 125 basis points, bringing the total reductions for the year to 275 basis points. Interest and fees on loans decreased $104,958 or 3.4%, reflecting the reduced earnings on prime-based loans. Interest on securities rose $192,020, or 23.8%, as the investment portfolio grew to $58.9 million from $43.8 million a year earlier. Total other income rose 12.8%, primarily in the "other" category consisting mainly of fees received on both non-deposit investment sales and loans originated for others. Other expenses decreased by a scant .04%, reflecting management's continuing efforts to control expenses.

         Net income per common share for the second quarter of 2001 was $.26 compared to $.25 in 2000. The Company's annualized return on average equity was 10.38% in the second quarter of 2001, compared to 10.90% for the second quarter of 2000, while the return on average assets amounted to .97% and .99% for these same periods respectively.

         The Company's net income for the six months ended June 30, 2001 totaled $912,898, a decrease of $53,247, or 5.5% over the first six months of 2000. The current results also reflect the negative impact of the interest rate reductions. Total other income increased 13.4% while other expenses remained relatively flat with a .18% increase. Net income per common share for the first six months of 2001 was $.47 compared to $.50 for the same period in 2000. The Company's annualized return on average equity was 9.34% for the six months ended June 30, 2001, compared to 11.07% for the six months ended June 30, 2000. The return on average assets amounted to .90% and 1.01% for each of these same periods, respectively.

         Net Interest Income. The Company's net interest income was $1,890,750 for the second quarter of 2001, compared to $1,981,213 for the second quarter of 2000. For the six-month period, net interest income decreased $241,103, or 6.0% in 2001 compared to the same period in 2000. The decrease in net interest income in 2001 was attributable primarily to the reduction in the prime-lending rate as the average loan portfolio changed less than 1%. Average interest earning assets were $196.6 million for the second quarter of 2001, compared to $183.3 million for the second quarter of 2000. For the six months ended June 30, 2001, average interest earning assets rose 4.6% to $191.5 million compared to the same period in 2000. Average investment securities increased $9.8 million, or 20.6%, for the quarter and $3.7 million, or 7.6% for the year.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income; including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 3.98% for the second quarter of 2001 and 4.49% for the first six months of 2001, compared to 4.06% and 4.52% for the same periods in 2000, respectively.

         Non-Interest Income. In the second quarter of 2001, the Company's total non-interest income totaled $428,782, an increase of 12.8%, or $48,619, compared to 2000. For the first six months of 2001, non-interest income increased by $98,012 or 13.4% compared to 2000. The increases for each period are due to small increases in deposit fees and charges as well as increases in the "other" category. These fees increased 49.0% for the quarter and 42.8% for the six months ended June 30, 2001. Primarily, this category consists of fees earned on sales of non-deposit investment products as well as fees associated with mortgage loans originated for others. Sales of non-deposit investment products began during the second quarter of 2000.

         Non-Interest Expense. The Company's total non-interest expenses decreased .04% for the second quarter and increased .18% for the six months ended June 30, 2001. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 2001 increased by 15.4% for the quarter and 10.5% for the first six months compared to 2000. Expenses for advertising and public relations decreased 5.4% for the quarter and increased 1.6% for the six-month period. Office supplies, telephone, and postage expense increased 6.4% and 3.6% for the same periods, respectively. These changes are examples of the company's success in the current year of closely monitoring expenses.

         Income Taxes. The Bank reported income taxes of $134,649 for the second quarter and $295,368 for the first six months of 2001, compared to $178,487 and $384,061 for the same periods in 2000, respectively. These amounts yielded effective tax rates of 21.0% for the quarter and 24.4% for the first six months of 2001, compared to 27.1% and 28.4% for the same periods in 2000, respectively.

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

         At June 30, 2001 total loans increased $96,217 from December 31, 2000 and $1.5 million from June 30, 2000. The loan to deposit ratio was 74.39% at June 30, 2001, compared to 80.84% at December 31, 2000 and 82.74% at June 30, 2000. As of June 30, 2001, real estate loans accounted for 62.2% of the loan portfolio, consumer loans were 24.3%, and commercial and industrial loans totaled 13.5%.

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

         The following table summarizes non-performing loans:

                                                                      June 30,            December 31,          June 30,
                                                                        2001                 2000                 2000
                                                                        ----                 ----                 ----
                                                                                    (Dollars in Thousands)
Loans accounted for on a non-accrual basis                             $  612               $  950               $  608
Loans contractually past due 90 days or more as to
interest or principal payments (not included in
non-accrual loans above)                                                  475                  383                  596
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)
                                                                           --                   --                   --
                                                                       ------               ------               ------

        Total                                                          $1,087               $1,333               $1,204
                                                                       ======               ======               ======

         Management is not aware of any other loans at June 30, 2001 that involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.28%, 1.24% and 1.16% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. At June 30, 2001 the ratio of the allowance for loan losses to non-performing loans was 157.8%, compared to 124.4% at December 31, 2000 and 128.2% at June 30, 2000.

         Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.

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

         The provision for loan losses totaled $38,000 for the quarter ended June 30, 2001 and $60,000 for the quarter ended June 30, 2000. For the six-month periods ended June 30, 2001 and 2000, the provision for loan losses was $113,000 and $120,000, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first six months of 2001, total securities increased 32.4% to $58.9 million or 27.9% of total assets at June 30, 2001. At December 31, 2000, total securities were $44.5 million or 22.1% of total assets and at June 30, 2000, total securities were $43.8 million, or 22.6% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.10% for the second quarter of 2001 and 6.94% for the first six months of 2001, compared to 7.19% and 6.94% for the same periods in 2000. The market value of the portfolio exceeded the book value by $403 at June 30, 2001.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 8.8% between December 31, 2000 and June 30, 2001. The average aggregate interest rate paid on deposits was 4.34% in the second quarter of 2001 and 4.26% for the first six months of 2000, compared to 3.93% and 3.77% for the same periods in 2000. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2001:

                                                      June 30, 2001
                                                      Time Deposits
                                                      -------------
                                                  (Dollars in Thousands)

           Three months or less                            $3,515
           Three to twelve months                           9,335
           Over twelve months                               8,175
                                                          -------
              Total                                       $21,025
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of June 30, 2001, with minimum requirements, as defined by regulation, is shown below:

                                              Minimum                  Actual
                                            Requirements           June 30, 2001
                                            ------------           -------------

         Tier 1 risk-based capital              4.0%                   11.55%
         Total risk-based capital               8.0%                   12.61%
         Leverage ratio                         3.0%                    8.99%

Liquidity and Interest Rate Sensitivity

         Liquidity. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window, advances from the Federal Home Loan Bank of Atlanta, and repurchase agreements with other commercial banks. In the past, deposit growth and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

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

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)    The Annual Shareholders meeting was held on April 24, 2001.

      (b)    Directors elected at the meeting for a three-year term were:

             1.   Charles W. Binford
             2.   John B. Larus
             3.   James T. Napier

             Directors with continuing terms were:

             1.   Ralph Larry Lyons
             2.   Garland L. Blanton, Jr.
             3.   Charles B. Goodman
             4.   Elwood C. May
             5.   Fleming V. Austin

      (c)    Matters voted upon:

             1. Election of Charles W. Binford as a director for a three year term:

                  Votes for...................1,553,921
                  Votes withheld.................21,433

             2.   Election of John B. Larus as a director for a three year term:

                  Votes for...................1,554,222
                  Votes withheld.................21,132

             3. Election of James T. Napier as a director for a three year term:

                  Votes for...................1,553,175
                  Votes withheld.................22,179

             4.   Ratification of Auditors:

                  Votes for...................1,497,263
                  Votes against..................71,548
                  Votes abstained.................6,542

ITEM 6       EXHIBITS AND REPORTS ON 8-K

             (a)  Exhibits:   None

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


                               CENTRAL VIRGINIA BANKSHARES, INC.
                               ---------------------------------
                                                         (Registrant)


Date:  August 14, 2001         /s/ Ralph Larry Lyons
                               -------------------------------------------------
                               Ralph Larry Lyons, President and Chief Executive
                               Officer (Principal Executive Officer)


Date:  August 14, 2001         /s/ Charles F. Catlett, III
                               -------------------------------------------------
                               Charles F. Catlett, III, Senior Vice President
                               and Chief Financial Officer
                               (Principal Financial Officer)