Form 10QSB
period 2001-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2001-11-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



          For Quarter Ended                          Commission File No.
          September 30, 2001                             000-24002



                        CENTRAL VIRGINIA BANKSHARES, INC.


               Virginia                                 54-1467806
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

As of November 1, 2001, 1,945,814 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                               September 30, 2001

                                      INDEX
                                      -----


Part I.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1   Financial Statements

         Consolidated Balance Sheets - September 30, 2001
         and 2000 (Unaudited)................................................3

         Consolidated Statements of Income - Three
         Months Ended September 30, 2001 and 2000
         and Nine Months Ended September 30, 2001
         and 2000 (Unaudited)................................................4

         Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 2001 and 2000 (Unaudited)................5

         Notes to Consolidated Financial Statements -
         September 30, 2001 and 2000 (Unaudited).............................6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operation...............................7-12


Part II. Other Information

Item 1   Legal Proceedings..................................................13

Item 6   Exhibits and Reports on Form 8-K...................................13

Signatures..................................................................14

                                     PART I
ITEM 1 FINANCIAL STATEMENTS

                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000
                                   (Unaudited)

                                    ASSETS                                    Sept. 30, 2001      Sept. 30, 2000
                                    ------                                    --------------       --------------
Cash and due from banks                                                       $    4,891,317       $    4,819,226
Federal funds sold                                                                 9,651,000            3,583,000
                                                                              --------------       --------------
      Total cash and cash equivalents                                         $   14,542,317       $    8,402,226
Securities available for sale                                                     54,951,734           18,768,293
Securities held to maturity (approximate market value 2001 $13,009,238;
   2000 $24,635,847)                                                              12,670,161           25,046,038
Mortgage loans held for sale                                                         987,000              136,000
Total loans                                                                      136,470,342          134,896,208
  Less: Unearned income                                                             (239,289)            (370,085)
           Reserve for loan losses                                                (1,760,149)          (1,571,700)
                                                                              --------------       --------------
Loans, net                                                                       134,470,904          132,954,423
                                                                              --------------       --------------
Bank premises and equipment, net                                                   5,118,496            4,273,933
Accrued interest receivable                                                        2,010,943            1,741,052
Other assets                                                                       3,121,616            3,564,558
                                                                              --------------       --------------
      Total assets                                                            $  227,873,171       $  194,886,523
                                                                              ==============       ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
LIABILITIES
-----------
  Deposits:
    Demand deposits                                                           $   24,371,157       $   22,563,877
    Interest bearing demand deposits and NOW accounts                             37,753,348           31,947,968
    Savings deposits                                                              21,363,180           18,180,973
    Time deposits, $100,000 and over                                              24,272,738           16,171,314
    Other time deposits                                                           88,091,543           71,887,937
                                                                              --------------       --------------
                                                                              $  195,851,966       $  160,752,069
  Federal funds purchased and securities sold under repurchase agreements            596,000              284,747
  FHLB advance                                                                    10,000,000           15,000,000
  Note payable                                                                         9,000               18,000
  Accrued interest payable                                                           465,171              459,986
  Other liabilities                                                                  207,466              106,402
                                                                              --------------       --------------
      Total liabilities                                                       $  207,129,603       $  176,621,204
                                                                              --------------       --------------

STOCKHOLDERS' EQUITY
--------------------
  Common stock, $1.25 par value; 6,000,000 shares authorized;
    1,945,814 and 1,931,684 shares issued and outstanding in
    2001 and 2000, respectively                                               $    2,432,268       $    2,414,605
  Surplus                                                                          4,538,193            4,400,845
  Retained earnings                                                               13,548,859           12,419,648
  Accumulated other comprehensive income (loss)                                      224,248             (969,779)
                                                                              --------------       --------------
      Total stockholders' equity                                              $   20,743,568       $   18,265,319
                                                                              --------------       --------------
      Total liabilities and stockholders' equity                              $  227,873,171       $  194,886,523
                                                                              ==============       ==============
Loan to Deposit Ratio                                                                  68.66%               82.71%
Book Value                                                                    $        10.66       $         9.46

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                                ----------------------------       ----------------------------
                                                                   2001             2000              2001             2000
                                                                   ----             ----              ----             ----
Interest income
  Interest and fees on loans                                    $ 2,947,498      $ 3,148,122       $ 8,948,150      $ 9,211,174
  Interest on securities:
    U.S. Government agencies and corporations                       501,072          264,863         1,178,774          803,085
    U.S. Treasury securities                                          3,230                -             3,230           23,378
    States and political subdivisions                               344,601          363,766         1,045,018        1,100,973
    Other                                                           229,931          133,733           575,637          395,010
  Interest on federal funds sold                                     67,857           42,538           184,414           73,524
                                                                -----------      -----------       -----------      -----------
      Total interest income                                     $ 4,094,189      $ 3,953,022       $11,935,223      $11,607,144
                                                                -----------      -----------       -----------      -----------
Interest expense
  Interest on deposits                                          $ 1,960,819      $ 1,713,186       $ 5,807,855      $ 4,737,659
  Interest on federal funds purchased and securities
     sold under repurchase agreements                                    44            5,117             4,427           60,342
  Interest on FHLB borrowings                                       108,355          256,170           345,665          836,826
  Interest on note payable                                              180              360               720            1,260
                                                                -----------      -----------       -----------      -----------
      Total interest expense                                    $ 2,069,398      $ 1,974,833       $ 6,158,667      $ 5,636,087
                                                                -----------      -----------       -----------      -----------
      Net interest income                                       $ 2,024,791      $ 1,978,189       $ 5,776,556      $ 5,971,057
  Provision for loan losses                                          75,000          120,500           188,000          240,500
                                                                -----------      -----------       -----------      -----------
      Net interest income after provision for loan losses       $ 1,949,791      $ 1,857,689       $ 5,588,556      $ 5,730,557
                                                                -----------      -----------       -----------      -----------
  Other income
    Deposit fees and charges                                    $   298,271      $   286,244       $   861,779      $   839,040
    Realized gain on sales of securities available for sale               -                -            10,288                -
    Other                                                           167,377          142,999           424,239          322,849
                                                                -----------      -----------       -----------      -----------
      Total other income                                        $   465,648      $   429,243       $ 1,296,306      $ 1,161,889
                                                                -----------      -----------       -----------      -----------
  Other expenses
    Salaries and wages                                          $   774,482      $   771,300       $ 2,285,519      $ 2,203,300
    Pensions and other employee benefits                            159,657          125,741           463,114          335,838
    Occupancy expense                                                78,016           76,365           220,487          222,269
    Equipment depreciation                                          139,043          134,614           431,188          406,066
    Equipment repairs and maintenance                                70,197           55,611           195,375          161,696
    Advertising and public relations                                 39,765           26,652            98,900           84,886
    Federal insurance premiums                                        4,198            7,619            19,485           23,279
    Office supplies, telephone and postage                          116,174           89,299           333,395          299,019
    Taxes and licenses                                               36,795           30,165           109,391           97,300
    Legal and professional fees                                      28,324           (1,577)           74,446          255,152
    Other operating expenses                                        267,814          224,844           744,322          707,136
                                                                -----------      -----------       -----------      -----------
      Total other expenses                                      $ 1,714,465      $ 1,540,633       $ 4,975,622      $ 4,795,941
                                                                -----------      -----------       -----------      -----------
  Income before income taxes                                    $   700,974      $   746,299       $ 1,909,240      $ 2,096,505
  Income taxes                                                      198,242          218,041           493,610          602,102
                                                                -----------      -----------       -----------      -----------
      Net income                                                $   502,732      $   528,258       $ 1,415,630      $ 1,494,403
                                                                ===========      ===========       ===========      ===========
  Per share of common stock:
    Income before income taxes                                  $      0.36      $      0.39       $      0.98      $      1.09
      Net income                                                $      0.26      $      0.27       $      0.73      $      0.77
Dividends paid per share                                        $      0.11      $      0.10       $      0.33      $      0.30
Weighted average shares                                           1,943,222        1,931,684         1,939,970        1,928,145
Return on average assets                                               0.91%            1.09%             0.90%            1.03%
Return on average equity                                               9.91%           11.88%             9.49%           11.37%

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2001 and 20001

                                                                                    2001                2000
                                                                                    ----                ----
Cash Flows from Operating Activities
  Net Income                                                                  $    1,415,630       $    1,494,403
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                     501,346              473,640
    Provision for loans losses                                                       188,000              240,500
    Amortization and accretion on securities                                          27,859               39,132
    Realized gain on sales of securities available for sale                          (10,288)                   -
    Loss on sale of foreclosed real estate                                                 -                4,040
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                (764,004)             224,772
        Accrued interest receivable                                                 (367,481)            (335,000)
        Other assets                                                                (368,555)            (425,712)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                         469               65,262
        Other liabilities                                                             (6,475)            (233,270)
                                                                              --------------       --------------
    Net cash provided by operating activities                                 $      616,501       $    1,547,767
                                                                              --------------       --------------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                     $      730,000       $    1,435,000
  Proceeds from sales and maturities of securities available for sale              6,853,005              486,790
  Purchase of securities available for sale                                      (29,726,720)             (66,600)
  Net increase in loans made to customers                                         (2,275,432)          (4,905,526)
  Net purchases of premises and equipment                                         (1,195,825)            (145,366)
  Proceeds from sale of foreclosed real estate                                             -              361,696
  Net expenditures on foreclosed real estate                                               -              (15,142)
                                                                              --------------       --------------
    Net cash (used in) investing activities                                   $  (25,614,972)      $   (2,849,148)
                                                                              --------------       --------------
Cash Flows from Financing Activities
  Net increase in deposits                                                    $   30,040,935       $    8,541,068
  Net increase in federal funds purchased and securities
    sold under repurchase agreements                                                 347,054               11,705
  Repayment of FHLB borrowings                                                    (5,000,000)          (4,000,000)
  Repayment of note payable                                                           (9,000)              (9,000)
  Net proceeds from issuance of common stock                                         116,957               73,816
  Dividends paid                                                                    (639,981)            (578,234)
                                                                              --------------       --------------
    Net cash provided by financing activities                                 $   24,855,965       $    4,039,355
                                                                              --------------       --------------
    Increase (decrease) in cash and cash equivalents                          $     (142,506)      $    2,737,974
Cash and cash equivalents:
  Beginning                                                                       14,684,823            5,664,252
                                                                              --------------       --------------
  Ending                                                                      $   14,542,317       $    8,402,226
                                                                              ==============       ==============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                  $    6,158,198       $    5,570,825
                                                                              ==============       ==============
    Income Taxes                                                              $      467,114       $      560,992
                                                                              ==============       ==============

See Notes to Consolidated Financial Statements

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           September 30, 2001 and 2000
                                   (Unaudited)


Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                        September 30,
                                                 ---------------------------------     ----------------------------------
                                                      2001               2000               2001                2000
                                                 --------------     --------------     --------------      --------------
Net income                                       $      502,732     $      528,258     $    1,415,630      $    1,494,403
Other comprehensive income, net of tax:
  Unrealized holding gains arising during
    the period on securities available for
    sale, net of deferred income taxes                  366,795            151,817            680,991             188,534
  Less reclassification adjustment for gains
    included in net income, net of deferred
    income taxes                                              -                  -             (6,791)                  -
                                                 --------------     --------------     --------------      --------------
Total comprehensive income                       $      869,527     $      680,075     $    2,089,830      $    1,682,937
                                                 ==============     ==============     ==============      ==============

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $502,732 in the third quarter of 2001, a decrease of 4.8% from the third quarter of 2000. The earnings for the third quarter of 2001 were impacted by the continuing reductions in interest rates charged on loans. These rate reductions are in response to the continued lowering of interest rates by the Federal Reserve. Interest and fee income from loans decreased 6.4% for the quarter and 2.9% for the nine months ended September 30, 2001 compared to the comparable periods in 2000. Also impacting reported earnings are the operating costs associated with the acquisition of a new bank branch location in Henrico County. This branch was acquired in July from Guaranty Bank of Charlottesville, Virginia and is the Bank's first entry into the Henrico market.

         Net income per common share for the third quarter of 2001 was $.26 compared to $.27 in the same period last year. The Company's annualized return on average equity was 9.91% in the third quarter of 2001, compared to 11.88% for the third quarter of 2000, while the return on average assets amounted to .91% and 1.09% for these same periods respectively.

         The Company's net income for the nine months ended September 30, 2001 totaled $1,415,630, a decrease of 5.3% over the first nine months of 2000. This decrease is also attributable to the decline in interest income on loans and the branch acquisition. Net income per common share for the first nine months of 2001 was $.73 compared to $.77 for the same period in 2000. The Company's annualized return on average equity was 9.49% for the nine months ended September 30, 2001, compared to 11.37% for the nine months ended September 30, 2000. The return on average assets amounted to .90% and 1.03% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $2,024,791 for the third quarter of 2001, compared to $1,978,189 for the third quarter of 2000. The increase in net interest income in 2001 was attributable primarily to the increase in the investment securities component of Company's average interest earning assets. Average investment securities increased $18.1 million, or 38.8% to an average of $64.6 million for the quarter ended September 30, 2001. Average interest earning assets were $208.2 million for the third quarter of 2001, compared to $184.4 million for the third quarter of 2000. Average loans outstanding increased by less than 1% to $135.5 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, average interest earning assets rose 7.7% to $198.1 million compared to the same period in 2000.

         For the quarter ended September 30, 2001, fully taxable-equivalent net interest income was $2,089,186 compared to $2,051,635 at September 30, 2000. For the nine-month periods, net interest income on a fully taxable-equivalent basis was $5,793,626 and $6,194,890, respectively.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income (on a fully taxable-equivalent basis), including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.01% for the third quarter of 2001 compared to 4.45% in 2000. For the nine months ended September 30, 2001 the net interest margin was 4.02% compared to 4.49% for the same period of 2000.

         Non-Interest Income. In the third quarter of 2001, the Company's total non-interest income totaled $465,648, an increase of 8.5%, or $36,405, compared to 2000. Of the various components of non-interest income, this increase is primarily attributable to an increase in income on mortgage loans sold in the secondary mortgage market as well as an increase in revenues from our non-deposit investment sales program. For the first nine months of 2001, non-interest income increased by $134,417 or 11.6% compared to 2000. This increase is related to an increase in service charges on deposit accounts, the secondary mortgage market loan production, and the revenue from the non-deposit investment sales program.

         Non-Interest Expense. The Company's total non-interest expenses for the third quarter ended September 30, 2001 increased $173,832, or 11.3%, and for the nine-month period ended September 30, 2001 increased $179,681, or 3.8% compared to the same periods in 2000. These expenses are all impacted by the acquisition of our new Wellesley Branch, which was acquired from Guaranty Bank in July 2001. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated increased $37,098 for the quarter and $209,495 for the first nine months of 2001 compared to the same periods in 2000. These increases result from the staff acquired with the branch purchase, normal staff turnover and subsequent replacement, and general increases in the cost of benefits. Occupancy and equipment expenses increased 7.8% for the quarter and 7.2% for the nine-month period due to continued investment in new technology as well as costs associated with the new branch. Legal and professional fees increased $29,901 for the quarter and decreased $180,706 in the nine-month period as the effect of the settlement of litigation in the third quarter of 2000. This settlement resulted in reporting a credit for legal fees incurred and expensed prior to the third quarter of 2000.

         Income Taxes. The Company reported income taxes of $198,242 for the third quarter and $493,610 for the first nine months of 2001, compared to $218,041 and $602,102 for the same periods in 2000, respectively. These amounts yielded effective tax rates of 28.3% for the quarter and 25.9% for the first nine months of 2001, compared to 29.2% and 28.7% for the same periods in 2000, respectively.

Financial Condition

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

         At September 30, 2001 total loans increased $2.06 million from December 31, 2000 and $1.57 million from September 30, 2000. The loan-to-deposit ratio was 68.7% at September 30, 2001, compared to 79.8% at December 31, 2000, and 82.7% at September 30, 2000. As of September 30, 2001, real estate loans accounted for 63.8% of the loan portfolio, consumer loans were 23.2%, and commercial and industrial loans totaled 13.0%.

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

         The following table summarizes non-performing loans:

                                                             September 30,        December 31,         September 30,
                                                                 2001                 2000                 2000
                                                                 ----                 ----                 ----
                                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis                      $  618               $  950               $  532
Loans contractually past due 90 days or more as
  to interest or principal payments (not included
  in non-accrual loans above)                                      209                  383                  605
Loans restructured and in compliance with
  modified terms (not included in non-accrual
  loans or loans contractually past due 90 days
  or more above)                                                    --                   --                   --
                                                                ------               ------               ------
        Total                                                   $  827               $1,333               $1,137
                                                                ======               ======               ======

         Management is not aware of any other loans at September 30, 2001 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.29%, 1.24% and 1.17% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. At September 30, 2001 the ratio of the allowance for loan losses to non-performing loans was 212.7%, compared to 124.4% at December 31, 2000 and 138.2% at September 30, 2000.

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

         The provision for loan losses totaled $75,000 for the quarter ended September 30, 2001 and $120,500 for the same period in 2000. For the nine-month periods ended September 30, 2001 and 2000, the provision for loan losses totaled $188,000 and $240,500, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first nine months of 2001, total securities increased 52.0% to $67.6 million, or 29.7% of total assets at September 30, 2001. At December 31, 2000, total securities were $44.5 million, or 22.1% of total assets and at September 30, 2000, total securities were $43.8 million, or 22.5% of total assets.

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

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.04% for the third quarter and 6.97% for the first nine months of 2001, compared to 7.44% and 7.27% for the same periods in 2000. The market value of the portfolio exceeded the book value by $675,247 at September 30, 2001.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by 18.1% between December 31, 2000 and September 30, 2001. The average aggregate interest rate paid on deposits was 4.00% in the third quarter of 2001 and 3.95% for the first nine months of 2001, compared to 4.26% and 3.92% for the same periods in 2000. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2001:

                                                  September 30, 2001
                                                    Time Deposits
                                                    -------------
                                                (Dollars in Thousands)

                  Three months or less                 $ 5,357
                  Three to twelve months                 9,957
                  Over twelve months                     8,959
                                                       -------
                     Total                             $24,273
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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of September 30, 2001, with minimum requirements, as defined by regulation, is shown below:

                                              Minimum               Actual
                                            Requirements      September 30, 2001
                                            ------------      ------------------

          Tier 1 risk-based capital             4.0%                11.82%
          Total risk-based capital              8.0%                12.94%
          Leverage ratio                        3.0%                 8.47%

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


                                           CENTRAL VIRGINIA BANKSHARES, INC.
                                           ------------------------------------
                                                     (Registrant)


Date:  November 14, 2001                   /s/ Ralph Larry Lyons
                                           -------------------------------------
                                           Ralph Larry Lyons, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 14, 2001                   /s/ Charles F. Catlett, III
                                           -------------------------------------
                                           Charles F. Catlett, III, Senior Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)