Form 10KSB40
period 2001-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2002-04-01
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001    Commission file number: 000-24002


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

Yes __X__  No _____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $17.9 million.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $21,693,093 computed by reference to the last sales price of $11.90 per share as of March 1, 2002, on The Nasdaq Stock MarketSM, as reported in published financial sources.

         At March 1, 2002, there were 1,949,229 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one) Yes _____ No __X__

                       DOCUMENTS INCORPORATED BY REFERENCE


Document of the Registrant                        Form 10-KSB Reference Location
--------------------------                        ------------------------------

2002 Proxy Statement                              Part III

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

         Principal Market Area. The Bank's primary service area is Powhatan County and extends into Chesterfield, Cumberland and Henrico Counties which had populations of 22,377, 259,903, 9,017 and 262,300, respectively, according to the 2000 census. The growth rate of these counties was 46.0%, 24.2%, 15.2% and 20.4%, respectively from the 1990 census. Similar growth rates are expected for the foreseeable future. The Bank's main office is located in the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. The Bank's branch offices are located in the Village Marketplace Shopping Center in the Village of Midlothian and the Market Square Shopping Center in Brandermill, both in Chesterfield County, on U.S. Route 60 near the courthouse and in Cartersville, both in Cumberland County, and in Wellesley in Henrico County. The Wellesley location was acquired from another financial institution in July 2001. The Bank's present intention is to continue concentrating its activities in its current service area, which the Bank believes is an attractive area in which to operate.

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

Lending Activities

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans and commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland, western Chesterfield and Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area. The principal economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage this risk, the Bank's policy gives loan amount approval limits to individual loan officers based on their level of experience. All unsecured loans in excess of $30,000 and all secured loans in excess of $150,000 are approved by the Bank's Senior Loan Committee. All unsecured loans in excess of $100,000 and all secured loans in excess of $500,000 must be approved by the Board of Directors. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Bank's real estate construction loans are for pre-sold or contract homes.

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

         Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank's market area. At December 31, 2001, commercial business loans were $30.9 million or 21.9% of the Bank's total loan portfolio, a majority of which were secured by real estate. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and carefully monitors the financial condition of its business borrowers and the concentration of such loans in the Bank's portfolio. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 2001, the majority of the Bank's non-performing loans were commercial loans.

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

Employees

         The Company and the Bank had 81 full-time and 22 part-time employees at December 31, 2001. Employee relations have been good. The Bank sponsors a Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan.

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

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Company's revenues will result from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2001, the Bank declared $854,020 in dividends payable to the Company.

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

         The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

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

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2001, the Company and the Bank were classified as well capitalized.

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

ITEM 2.      DESCRIPTION OF PROPERTIES

         The main office of the Company and the Bank was built in 1978 and is a two-story building of brick construction, with approximately 8,500 square feet of floor space. It is located on Route 60 in the

Village of Flat Rock in Powhatan County. On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0 million in deposit liabilities. The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value. The branch facility is located in the Village of Flat Rock across Route 60 from the Bank's main office. This facility allows the Bank to service westbound traffic on Route 60 with its drive-in teller facility, and also houses the Bank's secondary mortgage market loan origination operation. In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993. The Bank's other branches are located in the Village of Midlothian in Chesterfield County and on U.S. Route 60 near the courthouse and in
Cartersville, both in Cumberland County. The Midlothian branch is a one and one-half story building with approximately 3,000 square feet. The Cartersville location, which was originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. In June 1998 the Bank opened a 4,800 square foot branch located on U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia. In July 2001, the Bank acquired a one-story, 2,800 square foot, two-year old branch facility of another financial institution located on Lauderdale Drive in Wellesley in Henrico County.

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

         In August 2000, the Bank, Old Republic and the trustee in bankruptcy for Alliance Title reached an agreement to settle the lawsuits. The settlement agreements have been signed and both court proceedings have been dismissed. Although the parties are required to keep the terms of the settlement confidential, the settlement does not have a material adverse impact on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         Central Virginia Bankshares, Inc common stock trades on The Nasdaq Stock MarketSM under the symbol "CVBK". As of March 2, 2002, the Company had approximately 847 shareholders of record.

         The following table shows dividends paid and the high and low trade prices by quarter for the past two years according to Nasdaq:

                                            2001                                             2000
                          ----------------------------------------         ----------------------------------------
                                                         Dividends                                        Dividends
                          High Trade      Low Trade        Paid            High Trade      Low Trade        Paid
                          ----------      ---------        ----            ----------      ---------        ----
First Quarter                $11.25          $8.875        $.11            $10.00           $8.625          $.10
Second Quarter                12.50          10.73          .11              9.375           8.125           .10
Third Quarter                 14.25          11.50          .11              9.125           8.375           .10
Fourth Quarter                12.50          10.54          .11             10.00            8.75            .11

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         For the year ended December 31, 2001, net income was $2,019,300, a decrease of 2.0% from the previous year. The continual decline in interest rates throughout the year resulted in a decrease in net interest income in spite of record levels of interest-earning assets. Average interest-earning assets increased 10.95% from $182.7 in 2000 to $202.7 million in 2001. The primary source of this increase was a 30.4% increase in average investment securities from $47.2 million in 2000 to $61.5 million in 2001. The increase in interest-earning assets was funded by a 17.6% increase in average total deposits which increased from an average of $157.2 million in 2000 to $184.9 million in 2001. In addition to the effects of net interest income on net income for the year, other income increased 16.7% and other expenses increased 5.8%. Net income per common share was $1.04 in 2001 compared to $1.07 in 2000.

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

         The Company's return on average equity was 10.0% in 2001, compared to 11.5% and 11.3% in 2000 and 1999, respectively. Return on average assets amounted to .93%, 1.06% and 1.05% for these same years.

         Net Interest Income. The Company's net interest income was $7,876,279 in 2001, compared to $7,917,254 and $7,570,848 for 2000 and 1999, respectively.
Due to management's efforts to manage the cost of liabilities, net interest income in 2001 declined less than 1%, reflecting the effects of the dramatic declines in interest rates during the year. At the end of the year the Company has adjusted its balance sheet composition to capitalize on the current low interest rate environment.

         The following table sets forth the Company's average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

                                                                    Year Ended December 31,
                                ------------------------------------------------------------------------------------------------
                                             2001                             2000                            1999
                                ------------------------------   ------------------------------   ------------------------------
                                 Average                Yield/    Average                Yield/    Average                Yield/
                                 Balance     Interest    Rate     Balance     Interest    Rate     Balance     Interest    Rate
                                ----------  ----------  ------   ----------  ----------  ------   ----------  ----------  ------
                                                                      (dollars in thousands)
Interest earning assets:
Federal funds sold              $    6,528  $      231    3.54%  $    2,416  $      154    6.37%  $       56  $        3    5.36%
                                ----------  ----------  ------   ----------  ----------  ------   ----------  ----------  ------

Securities: (5)
  U.S. Treasury and other
    U.S. government
    agencies and corporations   $   25,540  $    1,703    6.67%  $   16,897  $    1,089    6.44%  $   22,028  $    1,415    6.42%
  States and political
    subdivisions (3)                23,236       1,670    7.19%      23,597       1,716    7.27%      25,029       1,833    7.32%
  Other securities                  12,757         955    7.49%       6,682         534    7.99%       5,231         391    7.47%
                                ----------  ----------  ------   ----------  ----------  ------   ----------  ----------  ------

    Total securities (3)            61,533       4,328    7.03%      47,176       3,339    7.08%      52,288       3,639    6.96%
                                ----------  ----------  ------   ----------  ----------  ------   ----------  ----------  ------

Loans (1)(2)(3)(4)                 134,670      11,770    8.74%     133,131      12,422    9.33%     121,783      10,871    8.93%
                                ----------  ----------  ------   ----------  ----------  ------   ----------  ----------  ------

  Total interest-earning
    assets (3)                  $  202,731  $   16,329    8.05%  $  182,723  $   15,915    8.71%  $  174,127  $   14,513    8.33%
                                ==========  ==========  ======   ==========  ==========  ======   ==========  ==========  ======

Interest bearing
liabilities:
Deposits:
  Interest bearing demand       $   34,536  $      797    2.31%  $   31,926  $      925    2.90%  $   33,789  $      974    2.88%
  Savings                           20,285         624    3.08%      18,582         603    3.25%      18,949         613    3.24%
  Other time                       106,457       6,294    5.91%      85,271       5,026    5.89%      80,986       4,334    5.35%
                                ----------  ----------  ------   ----------  ----------  ------   ----------  ----------  ------

    Total deposits                 161,278       7,715    4.78%     135,779       6,554    4.83%     133,724       5,921    4.43%

Federal funds purchased
  and securities sold under
  repurchase agreements                170           7    4.12%       1,065          64    6.01%       6,094         325    5.33%
FHLB borrowings                     10,384         466    4.49%      16,602       1,081    6.51%       7,338         427    5.82%
Long-term debt                          12           1    8.33%          20           2   10.00%          29           2    6.90%
                                ----------  ----------  ------   ----------  ----------  ------   ----------  ----------  ------
  Total interest-bearing
    liabilities                 $  171,844  $    8,189    4.77%  $  153,466  $    7,701    5.02%  $  147,185  $    6,675    4.54%
                                ==========  ==========  ======   ==========  ==========  ======   ==========  ==========  ======

Net interest spread                         $    8,140   3.28%                   $8,214    3.69%              $    7,838    3.79%
                                            ==========  ======               ==========  ======               ==========  ======

Net interest margin                                      4.02%                             4.50%                            4.50%
                                                        ======                           ======                           ======

____________________
(1)  Installment loans are stated net of unearned income.
(2)  Average loan balances include nonaccrual loans.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(4) Interest income on loans includes loan fees of $577,506 in 2001, $424,169 in 2000, and $727,800 in 1999.
(5)  Includes securities available for sale and securities held to maturity.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.02% in 2001, compared to 4.50% during 2000 and 4.50% in 1999. The net interest margin decreased in 2001 due to the unprecedented reduction in interest rates during the year. The yield on average interest-earning assets for the year was 8.05% in 2001 compared to 8.71% in 2000 while the average balance increased 10.95% to $202.7 million. The net interest margin remained the same in 2000 as in 1999 as the tax-equivalent yield on interest earning assets increased to 8.71% in 2000 from 8.33% in 1999 and the cost of funds increased to 5.02% in 2000 from 4.54% in 1999. These increases reflect the general increases in rates in 2000.

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

                                                 2001 Compared to 2000                  2000 Compared to 1999
                                          -----------------------------------    -----------------------------------
                                           Volume        Rate          Net        Volume        Rate          Net
                                          ---------    ---------    ---------    ---------    ---------    ---------
                                                                      (dollars in thousands)
Interest income
Federal funds sold                        $     105    ($     28)   $      77    $     150    $       1    $     151
                                          ---------    ---------    ---------    ---------    ---------    ---------
Securities: (1)
  U.S. Treasury and other U. S
    government agencies and
    corporations                                575           39          614         (331)           5         (326)
  States and political subdivisions (2)         (26)         (20)         (46)        (104)         (13)        (117)
  Other securities                              453          (32)         421          114           29          143
                                          ---------    ---------    ---------    ---------    ---------    ---------
    Total  securities                         1,002          (13)         989         (321)          21         (300)
                                          ---------    ---------    ---------    ---------    ---------    ---------

Loans (2)                                       146         (798)        (652)       1,044          507        1,551
                                          ---------    ---------    ---------    ---------    ---------    ---------
    Total interest income                 $   1,253    ($    839)   $     414    $     873    $     529    $   1,402
                                          =========    =========    =========    =========    =========    =========

Interest expense:
Deposits:
  Interest bearing demand                 $      87    ($    215)   ($    128)   ($     54)   $       5    ($     49)
  Savings                                        48          (27)          21          (12)           2          (10)
  Other time                                  1,253           15        1,268          237          455          692
                                          ---------    ---------    ---------    ---------    ---------    ---------
    Total deposits                            1,388         (227)       1,161          171          462          633
Federal funds purchased and securities
   sold under repurchase agreements             (42)         (15)         (57)        (308)         (47)        (261)
FHLB advances                                  (336)        (279)        (615)         597           57          654
Long-term debt                                   (1)          (0)          (1)           0           (0)           0
                                          ---------    ---------    ---------    ---------    ---------    ---------
    Total interest expense                $   1,009    ($    521)   $     488    $     460    $     566    $   1,026
                                          =========    =========    =========    =========    =========    =========
Increase (decrease) in net interest
   income                                 $     244    ($    318)   ($     74)   $     413    ($     37)   $     376
                                          =========    =========    =========    =========    =========    =========

_____________________
(1)  Includes securities available for sale and securities held to maturity.
(2)  Fully taxable equivalent basis.

         Non-Interest Income. The Company's non-interest income increased 16.7%, or $264,813 to $1,848,691 in 2001 compared to $1,583,878 in 2000. Deposit fees and charges increased 5.3% while the "other" category increased 38.7%. Primarily, this increase is attributed to our secondary mortgage market originations, ATM and other card related fees, and earnings of our insurance subsidiary. In addition, the Company realized gains on sales of securities in the amount of $28,460 during 2001 whereas there was no activity in this category in the previous year.

         For the year ended December 31, 2000, the Company's non-interest income increased 18.3% to $1,583,878 from $1,339,124 in 1999. Service charges on deposit accounts increased 14.7% and other income increased 30.4%. The increase in service charges relates to an increase in the number of deposit accounts as well as an increase in the amount of many of the individual charges that had not been increased in several years. Our new non-deposit investment sales program contributed to the increase in other income.

         Non-Interest Expenses. The Company's non-interest expenses increased 5.8%, or $363,688 in 2001 compared to the previous year. This increase is primarily attributable to expenses related to our new Wellesley branch location in Henrico County, which was acquired from another financial institution in July 2001. In addition to expenses related to the new branch and it's personnel, pensions and other employee benefits increased 24.6% due to increases in the costs of medical insurance coverage and a full year of company matching contributions to the 401-K plan adopted in April 2000. Increases in equipment repairs and maintenance of 19.6%, office supplies, telephone, and postage of 18.1% and taxes and licenses of 14.7% all are attributable to the growth of the company, including the new branch office.

         Non-interest expenses for the year ended December 31, 2000 increased 6.4% from 1999. The Company's efforts to control non-interest expenses are reflected in the fact that advertising expenses decreased 30.0%, office supplies and postage expenses decreased 11.9%, and professional fees and other operating expenses both decreased less than 1%. Professional fees include legal fees paid to defend the Bank in a lawsuit filed in May 1999. This suit was settled in the third quarter of 2000 with no significant financial impact on the Company. Employee salaries and benefits expenses increased 13.5% in 2000 due to normal turnover and subsequent replacement coupled with general increases in the cost of benefits. Occupancy and equipment related expenses increased 9.8% as the depreciation expense related to new equipment placed into service in 1999 was recognized for a full year.

         Income Taxes. The Company reported income taxes of $747,429 in 2001, compared to $732,629 in 2000 and $714,045 in 1999. These amounts yielded effective tax rates of 27.0%, 26.2%, and 26.7%, respectively.

Financial Condition

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland , western Chesterfield, and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company generally does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

         Net loans outstanding increased $7.0 million or 5.3% from year-end 2000 to year-end 2001 compared to an increase of $3.8 million, or 3.0% from year-end 1999 to year-end 2000. The loan to deposit ratio was 67.0% at December 31, 2001, compared to 79.8% at December 31, 2000 and 84.5% at December 31, 1999.

         The following table summarizes the Company's loan portfolio, net of unearned income:

                                                          At December 31,
                                               -----------------------------------
                                                 2001          2000         1999
                                                 ----          ----         ----
                                                       (dollars in thousands)
         Commercial                            $  30,879    $  22,290    $  20,109
         Real Estate:
            Mortgage                              60,851       60,188       58,058
            Home equity                            5,082        4,334        4,632
            Construction                          24,288       20,022       19,029
                                               ---------    ---------    ---------
               Total real estate               $  90,221    $  84,544    $  81,719
         Bank cards                                  845          840          795
         Installment                              19,505       26,732       27,723
                                               ---------    ---------    ---------
                                                 141,450      134,406      130,346
         Less unearned income                       (200)        (364)        (291)
                                               ---------    ---------    ---------
                                                 141,250      134,042      130,055
         Allowance for loan losses                (1,839)      (1,658)      (1,487)
                                               ---------    ---------    ---------
         Loans, net                            $ 139,411    $ 132,384    $ 128,568
                                               =========    =========    =========

         As shown in the above table, the total amount of real estate loans outstanding increased by $5.7 million in 2001 and by $2.8 million in 2000. During 2001, the amount of installment loans decreased by $7.2 million from 2000, compared to a decrease of $1.0 million in 2000 from 1999. Commercial, financial and agricultural loans increased by $8.6 million in 2000 compared to an increase of $2.2 million in 2000.

         At December 31, 2001, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

         The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2001. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

                                                       Maturing
                                     ----------------------------------------------
                                                 After One
                                      Within     but Within    After
                                     One Year    Five Years  Five Years    Total
                                     --------    ----------  ----------    -----
                                                (dollars in thousands)
         Commercial                  $  12,351   $  10,874   $   7,654   $  30,879
         Real Estate:
           Mortgage                        403       2,001      58,447      60,851
           Home equity                      13         298       4,771       5,082
           Construction                 24,288           -           -      24,288
                                     ---------   ---------   ---------   ---------
         Total real estate              24,704       2,299      63,218      90,221

         Bank cards                          -           -         845         845
         Installment                     1,433      16,400       1,472      19,305
                                     ---------   ---------   ---------   ---------
                                     $  38,488   $  29,573   $  73,189   $ 141,250
                                     =========   =========   =========   =========
         Loans maturing with:
           Fixed interest rates                                          $  46,258
           Variable interest rates                                          94,992
                                                                         ---------
                                                                         $ 141,250
                                                                         =========

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

         Non-performing loans totaled $866,660 at December 31, 2001, compared to $1,332,871 at December 31, 2000 and $1,789,292 at December 31, 1999. The
decrease in non-performing loans in 2001 reflects a decrease in loans accounted for on a non-accrual basis. The decrease in non-performing loans in 2000 reflects an increase in loans accounted for on a non-accrual basis and a decrease in loans contractually past due 90 days or more. All of these loans are well secured by real estate and no significant losses are anticipated regardless of the resolution.

         During 2001, management became aware that a small business financing revenue bond had defaulted on its interest payments. Subsequently, in accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale. The bond was initially placed in non-accrual status, is currently classified as a component of other assets, and the principal was written down to its anticipated liquidation value. The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $150,000. No further losses are anticipated from this bond.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $97,000 at December 31,

2001,  compared  to  $246,500  and  $369,274  at  December  31,  2000 and  1999,
respectively. All but one parcel of foreclosed property held at December 31, 2001 was in the Company's primary service area and consisted of two single-family dwellings and one building lot. The Bank has incurred current period expenses related to carrying OREO on its books of $5,000 in 2001, $20,000 in 2000 and $11,000 in 1999. The Bank's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

         Management does not believe that the level of non-performing loans in 2001 reflects any systemic problem in the Company's loan portfolio. At December 31, 2001, non-accrual loans totaled $484,460 compared to $950,249 at December 31, 2000 and $108,932 at December 31, 1999. Based on our present knowledge of the status of individual and corporate creditors and the overall economy, management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans were on a non-accrual status at December 31, 2001.

         The following table summarizes non-performing loans:

                                                                                       At December 31,
                                                                                ------------------------------
                                                                                2001        2000         1999
                                                                                ----        ----         ----
                                                                                   (dollars in thousands)
Loans accounted for on a non-accrual basis                                      $484       $  950       $  109
Loans contractually past due 90 days or more as to interest or
   principal payments (not included in non-accrual loans above)                  382          383        1,680
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due
   90 days or more above)                                                          -            -            -
                                                                                ----       ------       ------
      Total                                                                     $866       $1,333       $1,789
                                                                                ====       ======       ======

         Loans 90 days or more past due are placed on non-accrual status unless well secured and in the process of collection.

         In 2001, $2,288 of interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 2000 and 1999, $55,522 and $12,103 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year usually exceeds net charge-offs.

         The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

                                                                                   For the Year Ended December 31,
                                                                               ----------------------------------------
                                                                                   2001          2000         1999
                                                                                   ----          ----         ----
                                                                                       (dollars in thousands)
Gross interest income that would have been recorded if the loans
  had been current and in accordance with their original terms                      $36           $67           $6
Interest income included in income on the loans                                       -             -            -

         Management is not aware of any other loans at December 31, 2001, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses are made monthly. Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level of reserves. The ratio of the allowance for loan losses to total loans was 1.30% at December 31, 2001, compared to 1.24% at December 31, 2000 and 1.14% at December 31, 1999. Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. At December 31, 2001 the ratio of the allowance for loan losses to non-performing loans was 212.4%, compared to 124.4% and 83.1% at December 31, 2000 and 1999, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

         The following table summarizes changes in the allowance for loan losses:

                                                                  2001            2000           1999
                                                                  ----            ----           ----
                                                                         (dollars in thousands)
Balance at beginning of period                                  $   1,658       $   1,487       $   1,267

Charge-offs:
   Commercial, financial and agricultural                              28              74              61
   Real estate mortgage                                                18              54               -
   Installment loans to individuals                                   184             165              65
                                                                ---------       ---------       ---------
      Total                                                           230             293             126
Recoveries on previous loan losses:
   Commercial, financial and agricultural                              72              10               2
   Installment loans to individuals                                    51              52              36
                                                                ---------       ---------       ---------
      Total                                                           123              62              38
                                                                ---------       ---------       ---------
Net charge-offs                                                      (107)           (231)            (88)
Provision charged to operations                                       288             402             308
                                                                ---------       ---------       ---------
Balance at end of period                                        $   1,839       $   1,658       $   1,487
                                                                =========       =========       =========
Ratio of net loan losses to average net loans outstanding:
   Net charge-offs                                              $     107       $     231       $      88
   Average net loans                                              132,934         131,587         128,411
                                                                ---------       ---------       ---------
                                                                     0.08%           0.18%           0.07%
                                                                ---------       ---------       ---------
Ratio of allowance for loan losses to total loans, net of
   unearned income:
   Allowance for loan losses                                    $   1,839       $   1,658       $   1,487
   Total loans at period end                                      141,250         134,042         130,055
                                                                ---------       ---------       ---------
                                                                     1.30%           1.24%           1.14%
                                                                ---------       ---------       ---------
Ratio of allowance for loan losses to non-performing loans:
   Allowance for loan losses                                    $   1,839       $   1,658       $   1,487
   Non-performing loans                                               866           1,333           1,789
                                                                ---------       ---------       ---------
                                                                   212.36%         124.38%          83.12%
                                                                ---------       ---------       ---------

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

         The provision for loan losses totaled $288,000 for the year ended December 31, 2001, $401,500 and $308,000 for the years ended December 31, 2000 and 1999, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each category of loans:

                                                                      At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                        2001                                2000                                 1999
                          ---------------------------------   ---------------------------------   ---------------------------------
                                                 Percentage
                                     Percentage   of Loans              Percentage                          Percentage
                          Reserve    of Reserve   Category   Reserve    of Reserve  Percentage   Reserve    of Reserve  Percentage
                          for Loan    for Loan    to Total   for Loan    for Loan    of Total    for Loan    for Loan    of Total
                           Losses      Losses       Loans     Losses      Losses      Loans       Losses      Losses      Loans
                           ------      ------       -----     ------      ------      -----       ------      ------      -----
                                                               (dollars in thousands)
Commercial                 $  531          29%         22%    $  295          18%         17%     $  205          14%         16%
Real estate                   242          13%         17%       212          13%         15%        196          13%         15%
  construction
Real estate mortgage (1)      830          45%         47%       831          50%         48%        786          53%         48%
Installment (2)               236          13%         14%       320          19%         20%        300          20%         21%
                           ------      ------      ------     ------      ------      ------      ------      ------      ------
                           $1,839         100%        100%    $1,658         100%        100%     $1,487         100%        100%
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

Securities

         The Company's investment securities portfolio serves several purposes, primarily, liquidity, safety, and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset liability management purposes. During 2001, total securities increased 95.9% to $87.2 million or 35% of total assets, principally due to the influx of funds available for investment as a result of the strong deposit growth coupled with minimal growth in loans. Towards the end of the year the Company has consciously increased its marketable securities holdings supported by borrowings, in light of the historically low interest rate environment, to increase net interest income. During the prior year 2000, total securities declined by 2% to 44.5 million or 22.1% of total assets.

         The securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities so classified are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at the lower of cost or market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of securities have generally been limited to securities of investment grade credit quality with short to intermediate term maturities.

         The following table summarizes the book value of the Company's securities held to maturity at the date indicated:

                                                                    Book Value at December 31,
                                                              -------------------------------------
                                                                2001           2000          1999
                                                                ----           ----          ----
                                                                       (dollars in thousands)
         U. S. Treasury and other U. S. government
           agencies and corporations                          $       -     $       -     $   2,006
         Corporate and other debt                                     -             -         1,678
         States and political subdivisions                       13,706        13,420        23,019
                                                              ---------     ---------     ---------
                                                              $  13,706     $  13,420     $  26,703
                                                              =========     =========     =========

         The following table summarizes the book value of the Company's securities available for sale at the dates indicated.

                                                                   Book Value at December 31,
                                                              -------------------------------------
                                                                 2001          2000          1999
                                                                 ----          ----          ----
                                                                       (dollars in thousands)
         U. S. Treasuries                                     $   1,004     $       -     $       -
         U. S. government agencies and corporations              30,966        13,405        12,413
         Equities                                                 3,022         2,876         2,809
         Mortgage-backed securities                               7,171         2,844         3,444
         Corporate and other debt                                20,455         2,763         1,813
         State and political subdivision                         11,014         9,858             -
                                                              ---------     ---------     ---------
                                                              $  73,632     $  31,746     $  20,479
                                                              =========     =========     =========

         The book value and average yield of the Company's securities, including securities available for sale, at December 31, 2001, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond's contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date.

                                                                                                U. S. Treasury and
                                            States and Political         Mortgage-Backed       other U. S. Agencies
                                                Subdivisions               Securities            and Corporations
                                           -----------------------   -----------------------  ----------------------
                                                        Weighted                 Weighted                Weighted
                                                         Average                  Average                 Average
                                               Amount     Yield         Amount     Yield         Amount    Yield
                                               ------     -----         ------     -----         ------    -----
                                                                    (Dollars in thousands)
Due in one year or less                       $   967     7.69%        $   128     6.99%        $     -        -
Due after one year through five years           4,228     6.93%            742     6.27%          2,304     4.18%
Due after five years through ten years          6,896     6.90%            156     8.15%         11,450     7.29%
Due after ten years                            12,629     7.11%          6,145     5.69%         18,216     7.13%
                                              -------     ----         -------     ----         -------     ----
     Total                                    $24,720     7.05%        $ 7,171     5.83%        $31,970     6.97%
                                              =======     ====         =======     ====         =======     ====

                                                 Corporate
                                                    Debt                     Totals
                                           -----------------------   -----------------------
                                                       Weighted                  Weighted
                                                        Average                   Average
                                               Amount    Yield         Amount     Yield
                                               ------    -----         ------     -----
                                                        (Dollars in thousands)
Due in one year or less                       $     -        -         $ 1,095     7.61%
Due after one year through five years           7,779     6.65%         15,053     6.33%
Due after five years through ten                5,360     7.90%         23,862     7.32%
years
Due after ten years                             7,316     7.17%         44,306     6.93%
                                              -------     ----         -------     ----
     Total                                    $20,455     7.16%        $84,316     6.94%
                                              =======     ====         =======     ====

         As shown in the table above, approximately $1,095,000 or 1.3% of the total portfolio will mature in one year or less while $15.05 million or 17.9% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 7.03% for 2001, compared to 7.08% for 2000 and 6.96% for 1999. The book value and the market value of the entire portfolio were approximately equal at December 31, 2001, while the book value exceeded the market value by approximately $599,000 at December 31, 2000.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is deposit accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         As shown in the following table, average total deposits grew by 17.62% in 2001 and 1.31% in 2000. The average aggregate interest rate paid on deposits was 4.17% in 2001, compared to 4.17% for 2000 and 3.82% in 1999. The majority (57%) of the Company's deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of average deposits and average rates paid:

                                                                       At December 31,
                             ------------------------------------------------------------------------------------------------------
                                          2001                                2000                               1999
                             ------------------------------      ------------------------------      ------------------------------
                             Average     Interest   Average      Average    Interest    Average      Average    Interest   Average
                             Balance       Paid       Rate       Balance      Paid       Rate        Balance      Paid       Rate
                             -------       ----       ----       -------      ----       ----        -------      ----       ----

                                                                 (dollars in thousands)
Non-interest bearing
  demand deposits           $ 23,639     $      -        -%     $ 21,443     $      -        -%     $ 21,469     $      -       -%
Interest bearing demand
  deposits                    34,536          797     2.31%       31,926          925     2.90%       33,789          974    2.88%
Savings deposits              20,285          624     3.08%       18,582          603     3.25%       18,949          613    3.24%
Time deposits                106,457        6,294     5.91%       85,271        5,026     5.89%       80,986        4,334    5.35%
                            --------     --------     ----      --------     --------     ----      --------     --------    ----
    Total                   $184,917     $  7,715     4.17%     $157,222     $  6,554     4.17%     $155,193     $  5,921    3.82%
                            ========     ========     ====      ========     ========     ====      ========     ========    ====

         The company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2001:

                            Time Deposits > $100,000
                            ------------------------
                                 (in thousands)

                 Three months or less                    $  4,491
                 Three to twelve months                    14,616
                 One year to three years                    5,216
                 Over three years                           3,474
                                                         --------
                                                         $ 27,797

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         The Bank's capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank's Tier 1 Capital ratio was 10.7% at December 31, 2001, compared to 12.6% at December 31, 2000 and 12.3% at December 31, 1999. The Total Capital ratio was 11.8% at December 31, 2001, compared to 13.8% and 13.3% at December 31, 2000 and 1999, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2001, the Bank's Leverage ratio was 8.1% compared to 9.3% at
December 31, 2000 and 9.1% at December 31, 1999. Each of these exceeds the required minimum leverage ratio of 3.00%.

         The following tables show risk based capital ratios and stockholders equity to total assets for the Company and it's principal subsidiary, Central Virginia Bank:

                                                                            December 31,
                                                  -----------------------------------------------------------------
                                                    Regulatory
                                                      Minimum           2001             2000            1999
                                                      -------           ----             ----            ----
Consolidated
        Tier 1 risk-based capital                        4.0%           11.5%            12.4%           11.8%
        Total risk-based capital                         8.0%           12.5%            13.4%           12.8%
        Leverage ratio                                   3.0%            8.7%            10.0%            9.5%
        Stockholders' equity to total assets             N/A             8.4%             9.5%            9.0%

Central Virginia Bank
        Tier 1 risk-based capital                        4.0%           10.7%            12.6%           12.3%
        Total risk-based capital                         8.0%           11.8%            13.8%           13.3%
        Leverage ratio                                   3.0%            8.1%             9.3%            9.1%

         The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. Total stockholders' equity increased by $1.7 million in 2001 and by $2.1 million during 2000 primarily as a result of earnings retention. The return on average equity was 10.0% in 2001, compared to 11.5% in 2000 and 11.3% in 1999. Total cash dividends were paid representing 42% of net income for 2001, while dividends represented 38% of net income for 2000 and 39% for 1999. Book value per share was $10.69 at December 31, 2001, compared to $9.91 at December 31, 2000 and $8.88 at December 31, 1999.

         The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2001, the Bank had $3.5 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

         Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. However, in 2000 the Company had to make use of its borrowing availability as the flow of deposits slowed. In 2001, although the flow of deposits increased sufficiently to fund loan growth, the Company used portions of its borrowing availability to purchase marketable securities in an effort to increase net interest income.

         Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time interval.

         At December 31, 2001, the Company had a negative 12-month gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

         The following table summarizes the contractual repayment terms or nearest repricing dates of the Company's interest earning assets and interest bearing liabilities at December 31, 2001:

                                              Within         4-12          1-5          Over
                                             3 Months       Months        Years        5 Years        Total
                                             --------      --------      --------      --------      --------
                                                                  (dollars in thousands)
Interest Earning Assets:
  Securities available for sale              $ 17,198      $ 12,318      $ 21,702      $ 22,229      $ 73,447
  Securities held to maturity                     652         3,591         4,325         5,138        13,706
  Loans                                        57,741        11,512        51,268        20,729       141,250
                                             --------      --------      --------      --------      --------
    Total interest-earning assets            $ 75,591      $ 27,421      $ 77,295      $ 48,096      $228,403
                                             ========      ========      ========      ========      ========

Interest Bearing Liabilities:
  Deposits:
    Interest bearing demand                  $      -      $  3,823      $  3,823      $ 30,593      $ 38,239
    Savings                                         -        23,558             -             -        23,558
    Time deposits, $100,000 and over            4,491        14,616         8,690             -        27,797
    Other time deposits                        16,637        46,409        29,391             -        92,437
  Federal funds purchased and securities
     sold under repurchase agreements           4,763             -             -             -         4,763
  FHLB advances                                10,000         5,000             -             -        15,000
  Long-term debt                                    -             9             -             -             9
                                             --------      --------      --------      --------      --------

    Total interest-bearing liabilities       $ 35,891      $ 88,415      $ 46,904      $ 30,593      $201,803
                                             ========      ========      ========      ========      ========

Period gap                                   $ 39,700      ($60,994)     $ 30,391      $ 17,503      $ 26,600
                                             ========      ========      ========      ========      ========

Cumulative gap                               $ 39,700      ($21,294)     $  9,097      $ 26,600
                                             ========      ========      ========      ========

Ratio of cumulative gap to total
  earning assets                               17.38%        -9.32%         3.98%        11.65%
                                             ========      ========      ========      ========

         Of the amount of loans due after 12 months, $20.3 million had floating or adjustable rates of interest and $51.7 million had fixed rates of interest.

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

ITEM 7.      FINANCIAL STATEMENTS

         The  following   consolidated   financial  statements  and  independent
auditors' report thereon are filed as a part of this report following Item 13:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years Ended December 31,
           2001, 2000 and 1999
         Consolidated  Statements  of  Stockholders' Equity  for the Years Ended
           December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2001, 2000, 1999
         Notes to Consolidated Financial Statements

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


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information set forth under the caption "ELECTION OF DIRECTORS; SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" on pages 2 through 6 of the definitive 2002 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 30, 2002 (the "2002 Proxy Statement") is hereby incorporated by reference.

ITEM 10.     EXECUTIVE COMPENSATION

         Information set forth under the heading "REMUNERATION" on pages 6 through 7 of the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         Information  set  forth  under  the  heading  "Security   Ownership  of
Management" and "Security Ownership of Certain Beneficial Owners" on page 4, of the 2002 Proxy Statement, is hereby incorporated by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Certain Transactions" on page 7 of the 2002 Proxy Statement is hereby incorporated by reference.

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

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

         With the exception of the information herein expressly incorporated by reference, the 2002 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Mitchell, Wiggins & Company LLP

Richmond, Virginia
January 16, 2002

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
--------------------------------------------------------------------------------

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS                                                      2001             2000
-------------------------------------------------------------------------------------
Cash and due from banks                                $   8,103,189    $   7,107,823

Federal funds sold                                                 -        7,577,000
                                                       ------------------------------

           Total cash and cash equivalents                 8,103,189       14,684,823
                                                       ------------------------------



Securities available for sale (Note 2)                    73,447,242       31,062,943



Securities held to maturity (Note 2)                      13,705,639       13,420,115
                                                       ------------------------------
           Total securities                               87,152,881       44,483,058
                                                       ------------------------------



Mortgage loans held for sale                                       -          222,996
                                                       ------------------------------


Loans: (Notes 3, 11, and 12)
     Commercial                                           30,878,707       22,290,303
     Real estate:
        Mortgage                                          60,851,541       60,187,376
        Home equity                                        5,081,698        4,334,434
        Construction                                      24,288,004       20,022,335
     Bank cards                                              845,022          839,621
     Installment                                          19,505,064       26,731,480
        Less unearned discount                              (199,912)        (364,098)
                                                       ------------------------------
           Loans, net of unearned discount               141,250,124      134,041,451
     Allowance for loan losses                            (1,839,398)      (1,657,979)
                                                       ------------------------------
           Loans, net                                    139,410,726      132,383,472
                                                       ------------------------------

Bank premises and equipment, net (Note 4)                  5,212,162        4,424,017
Accrued interest receivable                                1,669,870        1,643,462
Other assets                                               7,874,558        3,091,553
                                                       ------------------------------
                                                       $ 249,423,386    $ 200,933,381
                                                       ==============================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                              2001             2000
-------------------------------------------------------------------------------------------
Liabilities
     Deposits:
        Demand deposits                                      $  25,997,211    $  24,725,340
        Interest bearing demand deposits, MMDA
           and NOW accounts                                     38,238,658       30,510,260
        Savings deposits                                        23,557,599       18,109,743
        Time deposits, $100,000 and over:  (Note 6)
           Retail certificates of deposit                       23,984,491       14,934,724
           Retirement accounts                                   3,812,803        3,251,152
        Other time deposits:  (Note 6)
           Retail certificates of deposit                       79,978,065       63,826,839
           Retirement accounts                                  12,458,550       10,452,973
                                                             ------------------------------

                                                               208,027,377      165,811,031


     Federal funds purchased and securities
        sold under repurchase agreements                         4,763,000          248,946
     FHLB borrowings (Note 7)                                   15,000,000       15,000,000
     Note payable (Note 8)                                           9,000           18,000
     Accrued interest payable                                      437,127          464,702
     Other liabilities                                             359,358          213,941
                                                             ------------------------------
                                                               228,595,862      181,756,620
                                                             ------------------------------

Commitments and Contingencies (Note 11)

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized; 1,949,229
        and 1,935,799 shares issued and out-
        standing in 2001 and 2000, respectively                  2,436,537        2,419,749
     Surplus                                                     4,573,213        4,433,755
     Retained earnings                                          13,938,489       12,773,209
     Accumulated other comprehensive
        income                                                    (120,715)        (449,952)
                                                             ------------------------------
                                                                20,827,524       19,176,761
                                                             ------------------------------

                                                             $ 249,423,386    $ 200,933,381
                                                             ==============================

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000, and 1999

                                                                         2001           2000          1999
--------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                     $ 11,748,661   $ 12,375,451   $ 10,871,174
     Interest on securities:
        U. S. government agencies and corporations                     1,688,414      1,065,319      1,289,021
        U. S. Treasury securities                                         14,727         23,378        126,067
        States and political subdivisions                              1,426,744      1,465,540      1,565,620
        Other                                                            955,352        534,248        390,833
     Interest on federal funds sold                                      231,469        154,000          2,694
                                                                    ------------------------------------------
                                                                      16,065,367     15,617,936     14,245,409
                                                                    ------------------------------------------

Interest expense:
     Interest on deposits                                              7,715,126      6,554,066      5,921,585
     Interest on federal funds purchased and
        securities sold under repurchase agreements                        7,266         63,650        323,991
     Interest on FHLB borrowings                                         465,796      1,081,346        426,645
     Interest on note payable                                                900          1,620          2,340
                                                                    ------------------------------------------
                                                                       8,189,088      7,700,682      6,674,561
                                                                    ------------------------------------------
           Net interest income                                         7,876,279      7,917,254      7,570,848

Provision for loan losses (Note 3)                                       288,000        401,500        308,000
                                                                    ------------------------------------------
           Net interest income after
             provision for loan losses                                 7,588,279      7,515,754      7,262,848
                                                                    ------------------------------------------

Other income:
     Deposit fees and charges                                          1,186,536      1,126,872        982,788
     Realized gain on sales of securities
        available for sale                                                28,460              -          5,788
     Other                                                               633,695        457,006        350,548
                                                                    ------------------------------------------
                                                                       1,848,691      1,583,878      1,339,124
                                                                    ------------------------------------------

Other expenses:
     Salaries and wages                                                2,748,789      2,670,980      2,330,686
     Pensions and other employee benefits                                816,585        655,143        600,662
     Occupancy expense                                                   308,360        297,757        267,921
     Equipment depreciation                                              587,890        546,870        482,864
     Equipment repairs and maintenance                                   264,957        221,634        220,749

                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended  December 31, 2001, 2000, and 1999


                                                                        2001            2000           1999
--------------------------------------------------------------------------------------------------------------
Other expenses (Continued):
     Advertising and public relations                                    131,303        122,356        174,857
     Federal insurance premiums                                           27,548         31,143         22,410
     Office supplies, telephone, and postage                             455,036        385,384        437,606
     Taxes and licenses                                                  146,446        127,641        134,325
     Legal and professional fees                                         108,936        285,015        285,551
     Other operating expenses                                          1,074,391        962,630        970,206
                                                                    ------------------------------------------
                                                                       6,670,241      6,306,553      5,927,837
                                                                    ------------------------------------------
           Income before income taxes                                  2,766,729      2,793,079      2,674,135

Income taxes (Note 9)                                                    747,429        732,629        714,045
                                                                    ------------------------------------------

           Net income                                               $  2,019,300   $  2,060,450   $  1,960,090
                                                                    ==========================================

Basic earnings per share                                            $       1.04   $       1.07   $       1.02
                                                                    ==========================================

Diluted earnings per share                                          $       1.04   $       1.07   $       1.02
                                                                    ==========================================

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000, and 1999

                                                                                                        Accumulated
                                                                                                           Other
                                                                 Common                      Retained   Comprehensive
                                                                 Stock        Surplus        Earnings       Income        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                                  $  2,392,684   $ 4,238,689   $ 10,310,831   $    174,927   $ 17,117,131
                                                                                                                     ------------
    Comprehensive income:
      Net income                                                     -             -      1,960,090              -      1,960,090
      Other comprehensive income, net of tax:
        Unrealized holding losses arising during the period,
          net of deferred income taxes of $694,932                   -             -              -     (1,329,420)    (1,329,420)
        Less reclassification adjustment for gains included in
          net income, net of deferred income taxes of $1,968         -             -              -         (3,820)        (3,820)
                                                                                                                     ------------

        Total comprehensive income                                                                                        626,850
                                                                                                                     ------------
    Issuance of common stock:
      14 shares in employee bonuses                                 18           154              -              -            172
      8,995 shares pursuant to dividend
        reinvestment plan                                       11,243        98,846              -              -        110,089
    Cash dividends declared, $.40 per share                          -             -       (767,441)             -       (767,441)
                                                          -----------------------------------------------------------------------
Balance, December 31, 1999                                   2,403,945     4,337,689     11,503,480     (1,158,313)    17,086,801
                                                                                                                     ------------
    Comprehensive income:
      Net income                                                     -             -      2,060,450              -      2,060,450
      Other comprehensive income, net of tax:
        Unrealized holding gains arising during the period,
          net of deferred income taxes of $340,181                   -             -              -        660,352        660,352
        Add adjustment for reclassification of securities
          from held to maturity to available for sale,
          net of deferred income taxes of $24,732                    -             -              -         48,009         48,009
                                                                                                                     ------------

        Total comprehensive income                                                                                      2,768,811
                                                                                                                     ------------
    Issuance of common stock:
      21 shares in employee bonuses                                 26           159              -              -            185
      12,622 shares pursuant to dividend
        reinvestment plan                                       15,778        95,907              -              -        111,685
    Cash dividends declared, $.41 per share                          -             -       (790,721)             -       (790,721)
                                                          -----------------------------------------------------------------------
Balance, December 31, 2000                                   2,419,749     4,433,755     12,773,209       (449,952)    19,176,761
                                                                                                                     ------------
    Comprehensive income:
      Net income                                                     -             -      2,019,300              -      2,019,300
      Other comprehensive income, net of tax:
        Unrealized holding gains arising during the period,
          net of deferred income taxes of $179,284                   -             -              -        348,021        348,021
        Less reclassification adjustment for gains included in
          net income, net of deferred income taxes of $9,676         -             -              -        (18,784)       (18,784)
                                                                                                                     ------------

        Total comprehensive income                                                                                      2,348,537
                                                                                                                     ------------
    Issuance of common stock:
      13,430 shares pursuant to dividend
        reinvestment plan                                       16,788       139,458              -              -        156,246
    Cash dividends declared, $.44 per share                          -             -       (854,020)             -       (854,020)
                                                          -----------------------------------------------------------------------
Balance, December 31, 2001                                $  2,436,537   $ 4,573,213   $ 13,938,489   $   (120,715)  $ 20,827,524
                                                          ===============================================================--------


CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001,  2000, and 1999

                                                                2001            2000           1999
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                            $  2,019,300    $  2,060,450    $  1,960,090
     Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                            683,956         636,795         574,155
        Amortization                                              6,116               -               -
        Deferred income taxes                                   (84,249)        (49,301)        (63,822)
        Provision for loan losses                               288,000         401,500         308,000
        Amortization and accretion on securities                 21,021          50,194          87,306
        Realized gain on sales of securities
           available for sale                                   (28,460)              -          (5,788)
        (Gain) loss on sale of foreclosed real estate           (10,462)          4,040          32,775
        Change in operating assets and liabilities:
           (Increase) decrease in assets:
               Mortgage loans held for sale                     222,996         137,776         398,694
               Accrued interest receivable                      (26,408)       (237,410)         61,543
               Other assets                                     (68,398)       (176,081)       (679,071)
           Increase (decrease) in liabilities:
               Accrued interest payable                         (27,575)         69,978          18,947
               Other liabilities                                145,417        (125,731)         46,079
                                                           --------------------------------------------
               Net cash provided by operating
                   activities                                 3,141,254       2,772,210       2,738,908
                                                           --------------------------------------------

Cash Flows From Investing Activities
     Proceeds from maturities of
        securities held to maturity                             985,000       1,435,000       2,189,100
     Purchase of securities held to maturity                 (1,295,925)              -      (1,304,877)
     Proceeds from sales and maturities of
        securities available for sale                        24,103,349         597,628       8,757,685
     Purchase of securities available for sale              (66,146,300)        (66,600)       (638,900)
     Purchase of bank owned life insurance                   (4,750,000)              -               -
     Net increase in loans made to customers                 (7,315,254)     (4,490,771)    (19,310,090)
     Net purchases of premises and equipment                 (1,472,101)       (458,605)       (649,593)
     Proceeds from sale of foreclosed real estate               159,962         377,734         163,950
     Net expenditures on foreclosed real estate                       -               -         (86,274)
     Increase in cash value, life insurance                     (15,245)        (34,108)        (19,331)
                                                           --------------------------------------------
           Net cash (used in) investing activities          (55,746,514)     (2,639,722)    (10,898,330)
                                                           --------------------------------------------

                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 2001, 2000, and 1999

                                                               2001            2000            1999
------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net increase (decrease) in deposits                    42,216,346      13,600,030      (2,515,800)
     Net increase (decrease) in federal funds
        purchased and securities sold
        under repurchase agreements                          4,514,054         (24,096)     (4,807,150)
     Net proceeds (repayment) on FHLB borrowings                     -      (4,000,000)     14,000,000
     Repayment of note payable                                  (9,000)         (9,000)         (9,000)
     Net proceeds from issuance
        of common stock                                        156,246         111,870         110,261
     Dividends paid                                           (854,020)       (790,721)       (767,441)
                                                          --------------------------------------------
           Net cash provided by financing
               activities                                   46,023,626       8,888,083       6,010,870
                                                          --------------------------------------------

           Increase (decrease) in cash and
               cash equivalents                             (6,581,634)      9,020,571      (2,148,552)

Cash and cash equivalents, beginning                        14,684,823       5,664,252       7,812,804
                                                          --------------------------------------------

Cash and cash equivalents, ending                         $  8,103,189    $ 14,684,823    $  5,664,252
                                                          ============================================

Supplemental Disclosures Of
     Cash Flow Information
        Interest paid                                     $  8,216,663    $  7,630,704    $  6,655,614
        Income taxes paid                                      691,690         802,292         777,546

Supplemental Schedule Of Noncash
     Investing Activities
        Other real estate, equipment
           and investments acquired
           in settlement of loans                                    -         274,000               -

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies

Nature of operations: Central Virginia Bankshares, Inc., is a one bank holding company headquartered in Powhatan County, Virginia. The Corporation's subsidiary, Central Virginia Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. The Bank's primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are residential mortgage, construction, installment and commercial business loans.

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

The Bank is required to maintain average reserve and clearing balances in cash with the Federal Reserve Bank. The total of these balances, after receiving credit for vault cash on hand, was approximately $50,000 at December 31, 2001 and 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

A majority of the Bank's loan portfolio consists of single-family residential loans in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. There is also a significant concentration of loans to builders and developers in the region. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 2001, 2000, and 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

Earnings per share: The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. Options on 118,025, 132,325, and 127,325 shares of common stock as of December 31, 2001, 2000, and 1999, respectively, were not included in computing diluted EPS because their effect was antidilutive.

                                                         2001           2000          1999
                                                    ------------------------------------------
Income available to common stockholders
     used in basic EPS                              $  2,019,300   $  2,060,450   $  1,960,090
                                                    ==========================================

Weighted average number of common
     shares used in basic EPS                          1,941,603      1,929,230      1,919,132

Effect of dilutive securities:
     Stock options                                         1,575              -              -
                                                    ------------------------------------------

Weighted number of common shares and
     dilutive potential stock used in diluted
     EPS                                               1,943,178      1,929,230      1,919,132
                                                    ==========================================

New accounting standards: In June 1998, the Financial Accounting Standards Board
(FASB) issued Financial Accounting Standard ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. Certain provisions of FAS 133 were amended by FAS 137 and FAS 138. Under FAS 133, as amended, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives will be reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Additionally, FAS 133 permits the reclassification of securities from held to maturity to available for sale upon adoption. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 2001, with earlier adoption permitted.

Upon adoption of FAS 133 and as of December 31, 2001 and 2000, the Company did not have any derivatives and did not participate in any hedging activities as defined in FAS 133.

During the year ended December 31, 2000, held to maturity securities with an amortized cost of $11,617,625 and a market value of $11,690,366 were reclassified as available for sale as permitted under applicable provisions of FAS 133. The unrealized gain of $72,741 less related deferred income taxes of $24,732 was recorded as an increase to accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

                                                                    December 31, 2001
                                       -----------------------------------------------------------------
                                                             Gross           Gross          Approximate
                                           Amortized       Unrealized      Unrealized         Market
                                             Cost            Gains           Losses            Value
                                       -----------------------------------------------------------------
U. S. treasuries                       $    1,004,174   $        8,016   $            -   $    1,012,190
U. S. government agencies
     and corporations                      30,965,957          116,414          181,283       30,901,088
Equities                                    3,021,561           42,385          126,932        2,937,014
Mortgage-backed securities                  7,171,494           79,812           57,205        7,194,101
Corporate and other debt                   20,454,519          199,540          253,884       20,400,175
States and political subdivisions          11,013,921          160,724          171,971       11,002,674
                                       -----------------------------------------------------------------
                                       $   73,631,626   $      606,891   $      791,275   $   73,447,242
                                       =================================================================

                                                                    December 31, 2000
                                       -----------------------------------------------------------------
                                                            Gross            Gross          Approximate
                                          Amortized       Unrealized       Unrealized         Market
                                            Cost            Gains            Losses            Value
                                       -----------------------------------------------------------------
U. S. government agencies
     and corporations                  $   13,404,535   $        8,110   $      374,861   $   13,037,784
Equities                                    2,876,230            8,400          264,427        2,620,203
Mortgage-backed securities                  2,843,993            4,958           36,433        2,812,518
Corporate and other debt                    2,763,357           32,177          108,054        2,687,480
States and political subdivisions           9,857,721          156,658          109,421        9,904,958
                                       -----------------------------------------------------------------
                                       $   31,745,836   $      210,303   $      893,196   $   31,062,943
                                       =================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2001, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                  Approximate
                                                 Amortized           Market
                                                    Cost             Value
                                             -----------------------------------
Due in one year or less                         $           -     $           -
Due after one year through five years              10,544,048        10,401,864
Due after five years through ten years             20,084,483        20,203,821
Due after ten years                                32,810,040        32,710,442
Equities                                            3,021,561         2,937,014
Mortgage-backed securities                          7,171,494         7,194,101
                                             -----------------------------------
                                                $  73,631,626     $  73,447,242
                                             -----------------------------------


Carrying amounts and approximate market values of securities being held to maturity are as follows:

                                                                   December 31, 2001
                                            ------------------------------------------------------------------
                                                                  Gross           Gross         Approximate
                                                Amortized       Unrealized     Unrealized         Market
                                                   Cost           Gains          Losses            Value
                                            ------------------------------------------------------------------
States and political subdivisions              $ 13,705,639     $ 238,984       $  77,850      $ 13,866,773
                                            ==================================================================

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
                                            ==================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Securities (Continued)

The amortized cost and approximate market value of securities being held to maturity at December 31, 2001, by contractual maturity, are shown below.

                                                                   Approximate
                                                  Amortized           Market
                                                    Cost               Value
                                               ---------------------------------
Due in one year or less                         $     966,790      $    980,522
Due after one year through five years               3,768,083         3,858,489
Due after five years through ten years              3,620,617         3,639,598
Due after ten years                                 5,350,149         5,388,164
                                               ---------------------------------
                                                $  13,705,639      $ 13,866,773
                                               =================================


Securities with an amortized cost of $2,092,878 and $2,485,373 and a market value of $2,131,947 and $2,498,931 at December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 3.  Loans

Major classifications of loans are summarized as follows:

                                                         December 31,
                                             -----------------------------------
                                                    2001               2000
                                             -----------------------------------
Commercial                                     $  30,878,707       $ 22,290,303
Real estate:
     Mortgage                                     60,851,541         60,187,376
     Home equity                                   5,081,698          4,334,434
     Construction                                 24,288,004         20,022,335
Bank cards                                           845,022            839,621
Installment                                       19,505,064         26,731,480
                                             -----------------------------------
                                                 141,450,036        134,405,549
Less unearned discount                              (199,912)          (364,098)
                                             -----------------------------------
                                                 141,250,124        134,041,451
Allowance for loan losses                         (1,839,398)        (1,657,979)
                                             -----------------------------------
Loans, net                                     $ 139,410,726      $ 132,383,472
                                             ===================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Loans (Continued)

Changes in the allowance for loan losses were as follows:

                                             Years Ended December 31,
                                     -------------------------------------------
                                          2001           2000           1999
                                     -------------------------------------------
Balance, beginning                    $ 1,657,979    $ 1,486,900    $ 1,267,192
   Provision charged to operations        288,000        401,500        308,000
   Loans charged off                     (229,305)      (292,494)      (126,639)
   Recoveries                             122,724         62,073         38,347
                                     -------------------------------------------
Balance, ending                       $ 1,839,398    $ 1,657,979    $ 1,486,900
                                     ===========================================


At December 31, 2001, the Bank had loans amounting to $484,460 that were specifically classified as impaired. The average balance of impaired loans amounted to approximately $711,102 for the year ended December 31, 2001. The allowance for loan losses related to impaired loans amounted to $72,668 at December 31, 2001. The following is a summary of cash receipts on these loans and how they were applied in 2001:

Cash receipts applied to reduce
     principal balance                      $   312,166
Cash receipts recognized as
     interest income                             38,756
                                            -----------
Total cash receipts                         $   350,922
                                            ===========


Nonaccruing loans (principally installment, commercial, and mortgage loans) totaled $484,460, $950,249, and $108,932 at December 31, 2001, 2000, and 1999,
respectively, which had the effect of reducing net income $35,738 ($.02 per common share), $67,007 ($.03 per common share), and $5,975 ($.003 per common share), for the years then ended, respectively.

Note 4.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

                                                    December 31,
                                               2001             2000
                                          ------------------------------
Land                                        $   900,270     $   544,802
Buildings and improvements                    3,665,499       3,120,849
Furniture and equipment                       5,710,778       5,140,566
                                          ------------------------------
                                             10,276,547       8,806,217
Less accumulated depreciation                 5,064,385       4,382,200
                                          ------------------------------
                                            $ 5,212,162     $ 4,424,017
                                          ==============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5.  Investment in Bank Owned Life Insurance

On December 28, 2001, the Bank invested $4,750,000 in bank owned life insurance policies. The earnings from these policies will be used to offset increases in employee benefit costs. The investment in bank owned life insurance is included in other assets on the accompanying consolidated balance sheet at December 31, 2001.

Note 6.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 2001, are as follows:

Year Ending
December 31
----------------------------------------------
2002                            $  82,152,265
2003                               20,304,318
2004                                6,693,253
2005                                8,775,888
2006 and later                      2,308,185
                              ----------------
                                $ 120,233,909
                              ================

Note 7.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by the mortgage loan portfolio of Central Virginia Bank. The borrowings at December 31, 2001 and 2000, consist of the following:

                                                                    2001                2000
                                                             -------------------------------------
Interest payable quarterly at a variable rate
     (currently  6.28%), principal due
     and payable on July 8, 2002                               $           -        $ 5,000,000
Interest payable monthly at a fixed rate
     of 6.83%, principal due and payable
     on January 17, 2001                                                   -          5,000,000
Interest payable daily at a variable rate
     (currently 6.35%), principal due and
     payable on September 19, 2001                                         -          5,000,000
Interest payable quarterly at a fixed rate
     of 4.45%, principal due and payable
     on January 5, 2011, callable quarterly
     beginning January 7, 2002                                     5,000,000                  -
Interest payable quarterly at a fixed rate
     of 4.03%, principal due and payable
     on March 8, 2011, callable quarterly
     beginning September 10, 2001                                  5,000,000                  -


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.  FHLB Borrowings (Continued)

                                                      2001            2000
                                                 -------------------------------
Interest payable  quarterly at a fixed rate
     of 3.14%,  principal due and payable
     on December 5, 2011, callable quarterly
     beginning December 5, 2003                       5,000,000               -
                                                 -------------------------------
                                                   $ 15,000,000    $ 15,000,000
                                                 ===============================

Note 8.  Note Payable

The Corporation's subsidiary, Central Virginia Bank, has a note payable which is secured by a first deed of trust on the bank building in Powhatan and is due in annual principal installments of $9,000 plus interest at the rate of 8% per annum through the year 2002. At December 31, 2001 and 2000, the balance of the note was $9,000 and $18,000, respectively.

Note 9.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2001, 2000, and 1999, are as follows:

                                            2001          2000          1999
                                      ------------------------------------------
Currently payable                         $ 831,678     $ 781,930     $ 777,867
Deferred                                    (84,249)      (49,301)      (63,822)
                                      ------------------------------------------
                                          $ 747,429     $ 732,629     $ 714,045
                                      ------------------------------------------


A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                      Years Ended December 31,
                                               -----------------------------------------
                                                   2001           2000          1999
                                               -----------------------------------------
Computed "expected" tax expense                  $ 940,688      $ 949,647     $ 909,250
Tax-exempt interest                               (160,368)      (165,140)     (175,510)
Tax-exempt loan interest                           (14,325)       (31,078)      (31,446)
Disallowance of interest expense
     deduction for the portion attributable
     to carrying tax-exempt obligations             24,276         25,496        23,275
Other                                              (42,842)       (46,296)      (11,524)
                                               -----------------------------------------
                                                 $ 747,429      $ 732,629     $ 714,045
                                               -----------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Income Tax Matters (Continued)

The deferred income tax provision consists of the following items:

                                                                        Years Ended December 31,
                                                               ------------------------------------------
                                                                     2001          2000          1999
                                                               ------------------------------------------
Difference between loan loss provision charged
     to operating expense and the bad debt
     deduction taken for income tax purposes                       $ (80,123)    $ (36,485)    $ (49,803)
Interest income on nonaccrual loans
     recognized for federal income tax pur-
     poses, but not recognized for financial
     statements until received                                         1,165       (23,063)        5,648
Decrease in value of foreclosed real estate and
     other assets recognized for financial statements,
     but not recognized for income tax purposes until
     realized                                                        (13,600)       (1,540)      (12,580)
Deduction for uncollectible late charges
     recognized for financial statements, but not
     recognized for income tax purposes until realized                 7,335          (438)      (15,150)
Accretion of discount recognized for
     financial statements, but not recognized
     for income tax purposes until realized                           (2,024)        1,591       (11,219)
Difference between the depreciation methods
     used for financial statements and for income
     tax purposes                                                      2,998        10,634        19,282
                                                               ------------------------------------------
                                                                   $ (84,249)    $ (49,301)    $ (63,822)
                                                               ==========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Income Tax Matters (Continued)

The components of the net deferred tax asset included in other assets is as follows at December 31:

                                                             2001          2000
                                                        ---------------------------
Deferred tax assets:
     Allowance for loan losses                             $ 566,533     $ 503,033
     Less valuation allowance                               (151,038)     (167,661)
                                                        ---------------------------
                                                             415,495       335,372
     Devaluation reserve on foreclosed property
        and other assets                                      27,720        14,120
     Unrealized loss on securities
         available for sale                                   63,670       232,941
     Reserve for uncollectible late charges                    8,253        15,588
     Interest income on nonaccrual loans                      26,081        27,246
                                                        ---------------------------
                                                             541,219       625,267
                                                        ---------------------------

Deferred tax liabilities:
     Property and equipment                                  126,690       123,692
     Securities                                                8,410        10,434
                                                        ---------------------------
                                                             135,100       134,126
                                                        ---------------------------

Net deferred tax asset                                     $ 406,119     $ 491,141
                                                        ===========================

Note 10.  Profit-Sharing Plan

The Bank has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the Plan. Substantially all full-time employees are covered. During the year ended December 31, 2000, the plan was amended to allow additional employee voluntary contributions through a 401(k) plan. The Bank matches employees' contributions based on a percentage of salary contributed by participants. Contributions to the Trust fund are determined each year by the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. The total contributions for the years ended December 31, 2001, 2000, and 1999, were $265,765, $192,405, and $184,372, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.  Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 2001 and 2000, is as follows:

                                              2001              2000
                                       ----------------------------------
Commitments to extend credit              $ 36,047,446      $ 22,725,094
Standby letters of credit                    2,985,595         1,118,314
                                       ----------------------------------
                                          $ 39,033,041      $ 23,843,408
                                       ==================================


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

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for Fed Funds, and other borrowings. The total amount of borrowing facilities available at December 31, 2001, was approximately $23,300,000.

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

Aggregate loan transactions with related parties were as follows:

                                Years Ended December 31,
                             -----------------------------
                                  2001            2000
                             -----------------------------
Balance, beginning            $ 2,321,131     $ 2,355,505
     New loans                    741,166       1,619,110
     Repayments                  (854,022)     (1,653,484)
                             -----------------------------
Balance, ending               $ 2,208,275     $ 2,321,131
                             -----------------------------


Note 13.  Incentive Stock Option Plan

The Corporation has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 190,000 shares of common stock. This Plan was adopted to foster and promote the long-term growth and financial success of the Corporation by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Corporation to participate in its future success and to associate their interests with those of the Corporation. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years and one-third of the options vest at the grant date. Another one-third of the options vest upon the first anniversary of the grant date and the remaining options vest upon the second anniversary of the grant date. Options were granted in 2000 to officers that comprised the Bank's Y2K committee. Options were granted in 1999 to all directors, officers, full and part-time employees with a minimum of two years experience at the date of grant.

The following table presents a summary of options under the Plan at December 31:

                                                     Shares Under Options
                                             -----------------------------------
                              Option Price       2001         2000        1999
                            ----------------------------------------------------
Outstanding, beginning        $           -    132,325      127,325           -
     Options granted            9.125-13.50          -        8,000     132,475
     Options exercised                    -          -            -           -
     Options forfeited                13.50     (6,300)      (3,000)     (5,150)
                            ----------------------------------------------------
Outstanding, ending           $9.125-$13.50    126,025      132,325     127,325
                            ----------------------------------------------------

Options exercisable at December 31, 2001, 2000, and 1999, were 123,358, 85,550, and 42,441, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.  Incentive Stock Option Plan (Continued)

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were no options granted during the year ended December 31, 2001.

                                        2001            2000            1999
                                  ----------------------------------------------
Net income
     As reported                    $ 2,019,300     $ 2,060,450     $ 1,960,090
                                  ==============================================

     Pro forma                      $ 1,976,668     $ 1,987,587     $ 1,891,012
                                  ==============================================

Basic earnings per share
     As reported                    $      1.04     $      1.07     $      1.02
                                  ==============================================

     Pro forma                      $      1.02     $      1.03     $      0.99
                                  ==============================================

Diluted earnings per share
     As reported                    $      1.04     $      1.07     $      1.02
                                  ==============================================

     Pro forma                      $      1.02     $      1.03     $      0.99
                                  ==============================================


For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2000 and 1999: dividend yield of 4.05%, expected volatility of 20%, risk-free interest rate of 5.0% and an expected option life of 5 years. The fair value of each option granted in 2000 was $1.06. The fair value of each option granted in 1999 was approximately $1.57.

Note 14.  Regulatory Matters

The Corporation is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.  Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2001, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                         To Be Well Capitalized
                                                                         For Capital     Under Prompt Corrective
                                                      Actual          Adequacy Purposes     Action Provisions
                                                ----------------------------------------------------------------
                                                  Amount   Ratio      Amount     Ratio      Amount      Ratio
                                                ----------------------------------------------------------------
                                                                    (Dollars in Thousands)
As of December 31, 2001:
     Total Capital (to Risk Weighted Assets)
        Consolidated                            $ 22,462   12.50%     $ 14,376    8.00%              N/A
        Central Virginia Bank                     21,003   11.77%       14,276    8.00%     $ 17,845    10.00%

     Tier I Capital (to Risk Weighted Assets)
        Consolidated                              20,623   11.48%        7,186    4.00%              N/A
        Central Virginia Bank                     19,164   10.74%        7,137    4.00%       10,706     6.00%

     Tier I Capital (to Average Assets)
        Consolidated                              20,623    8.69%        9,493    4.00%              N/A
        Central Virginia Bank                     19,164    8.13%        9,429    4.00%       11,786     5.00%

As of December 31, 2000:
     Total Capital (to Risk Weighted Assets)
        Consolidated                              21,286   13.39%       12,718    8.00%              N/A
        Central Virginia Bank                     19,767   13.79%       11,467    8.00%       14,334    10.00%

     Tier I Capital (to Risk Weighted Assets)
        Consolidated                              19,627   12.35%        6,357    4.00%              N/A
        Central Virginia Bank                     18,109   12.63%        5,735    4.00%        8,603     6.00%

     Tier I Capital (to Average Assets)
        Consolidated                              19,627   10.00%        7,851    4.00%              N/A
        Central Virginia Bank                     18,109    9.29%        7,796    4.00%        9,745     5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $3,493,186 in 2001 without regulatory approval.

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

Note payable: The carrying amount of the note payable approximates its fair value.

The following is a summary of the carrying amounts and estimated fair values of the Corporation and subsidiary's financial assets and liabilities at December 31, 2001 and 2000:

                                                                 2001                             2000
                                                   -------------------------------------------------------------------
                                                       Carrying       Estimated          Carrying         Estimated
                                                        Amount        Fair Value          Amount          Fair Value
                                                   -------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                      $  8,103,189     $  8,103,189      $ 14,684,823      $ 14,684,823
     Securities available for sale                    73,447,242       73,447,242        31,062,943        31,062,943
     Securities held to maturity                      13,705,639       13,866,773        13,420,115        13,504,020
     Mortgage loans held for sale                              -                -           222,996           222,976
     Loans, net                                      139,410,726      145,990,726       132,383,472       135,671,472
     Accrued interest receivable                       1,669,870        1,669,870         1,643,462         1,643,462

Financial liabilities:
     Demand and variable rate deposits                87,793,468       87,793,468        73,345,343        73,345,343
     Fixed-rate certificates of deposits             120,233,909      123,942,909        92,465,688        94,032,000
     Federal funds purchased and
         securities sold under repurchase
         agreements                                    4,763,000        4,763,000           248,946           248,946
     FHLB borrowings                                  15,000,000       15,000,000        15,000,000        15,000,000
     Note payable                                          9,000            9,000            18,000            18,000
     Accrued interest payable                            437,127          437,127           464,702           464,702

At December 31, 2001 and 2000, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

                                          BALANCE SHEETS

                                                                  December 31,
                                                     -----------------------------------
Assets                                                     2001              2000
                                                     -----------------------------------
     Cash                                                 $    252,365     $    189,861
     Investment in subsidiary                               19,352,835       17,907,812
     Securities available for sale                           1,154,064        1,014,340
     Other assets                                               69,243           67,115
                                                     -----------------------------------
                                                          $ 20,828,507     $ 19,179,128
                                                     -----------------------------------
Liabilities
     Other liabilities                                    $        983     $      2,367
                                                     -----------------------------------

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized;
        1,949,229 and 1,935,799 shares
        issued and outstanding in 2001
        and 2000, respectively                               2,436,537        2,419,749
     Surplus                                                 4,573,213        4,433,755
     Retained earnings                                      13,938,489       12,773,209
     Accumulated other comprehensive income                   (120,715)        (449,952)
                                                     -----------------------------------
                                                            20,827,524       19,176,761
                                                     -----------------------------------
                                                          $ 20,828,507     $ 19,179,128
                                                     -----------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME

                                                                            Years Ended December 31,
                                                                ---------------------------------------------------
                                                                      2001             2000             1999
                                                                ---------------------------------------------------
Income:
     Management fees                                                  $   36,000       $   36,000       $   36,000
     Dividends received from subsidiary                                  854,020          790,721          767,441
     Equity in undistributed earnings of subsidiary                    1,112,307        1,225,981        1,154,895
     Dividend income                                                      81,433           81,563           73,540
     Gain on sale of securities available for sale                         6,371                -                -
                                                                ---------------------------------------------------
                                                                       2,090,131        2,134,265        2,031,876
Expenses:
     Operating expenses                                                   72,215           73,784           66,909
                                                                ---------------------------------------------------
            Income before income taxes                                 2,017,916        2,060,481        1,964,967

Income taxes                                                              (1,384)              31            4,877
                                                                ---------------------------------------------------
           Net income                                                 $2,019,300       $2,060,450       $1,960,090
                                                                ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                  -------------------------------------------------
                                                                         2001            2000             1999
                                                                  -------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                       $ 2,019,300     $ 2,060,450      $ 1,960,090
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Undistributed earnings of subsidiary                           (1,112,307)     (1,225,981)      (1,154,895)
        Realized gain on sales of securities available
           for sale                                                        (6,371)              -                -
        Change in operating assets and liabilities:
           (Increase) decrease in other assets                                  -             364             (172)
           Increase (decrease) in other liabilities                        (1,384)        (14,349)           2,654
                                                                  -------------------------------------------------
Net cash provided by operating activities                                 899,238         820,484          807,677
                                                                  -------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sales of securities available
        for sale                                                          325,471               -                -
     Purchase of securities available for sale                           (464,431)        (66,600)         (91,150)
                                                                  -------------------------------------------------
Net cash (used in) investing activities                                  (138,960)        (66,600)         (91,150)
                                                                  -------------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                           156,246         111,870          110,261
     Dividends paid                                                      (854,020)       (790,721)        (767,441)
                                                                  -------------------------------------------------
Net cash (used in) financing activities                                  (697,774)       (678,851)        (657,180)
                                                                  -------------------------------------------------

Increase in cash                                                           62,504          75,033           59,347
Cash, beginning                                                           189,861         114,828           55,481
                                                                  -------------------------------------------------

Cash, ending                                                            $ 252,365       $ 189,861        $ 114,828
                                                                  -------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CENTRAL VIRGINIA BANKSHARES, INC.


Date: April 1, 2002            By: /s/ Ralph Larry Lyons
                                   ---------------------------------------------
                                   Ralph Larry Lyons
                                   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 1, 2002                  /s/ Ralph Larry Lyons
                               -------------------------------------------------
                               Ralph Larry Lyons
                               President and Chief Executive Officer; Director
                               (Principal Executive Officer)

April 1, 2002                  /s/ Charles F. Catlett, III
                               -------------------------------------------------
                               Charles F. Catlett, III
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)

April 1, 2002                  /s/ Thomas R. Thornton, Jr.
                               -------------------------------------------------
                               Thomas R. Thornton, Jr.
                               Assistant Vice President
                               (Principal Accounting Officer)

April 1, 2002                  /s/ John B. Larus
                               -------------------------------------------------
                               John B. Larus
                               Chairman of the Board of Directors

_______, 2002
                               -------------------------------------------------
                               Fleming V. Austin
                               Director

_______, 2002
                               -------------------------------------------------
                               Charles W. Binford
                               Director

April 1, 2002                  /s/ Garland L. Blanton, Jr.
                               -------------------------------------------------
                               Garland L. Blanton, Jr.
                               Director

April 1, 2002                  /s/ Charles B. Goodman
                               -------------------------------------------------
                               Charles B. Goodman
                               Director

April 1, 2002                  /s/ Elwood C. May
                               -------------------------------------------------
                               Elwood C. May
                               Director

April 1, 2002                  /s/ James T. Napier
                               -------------------------------------------------
                               James T. Napier
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