Form 10QSB
period 2002-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2002-05-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For Quarter Ended                                 Commission File No.
     March 31, 2002                                         000-24002


                        CENTRAL VIRGINIA BANKSHARES, INC.



          Virginia                                     54-1467806
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


As of March 31, 2002, 1,952,268 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  May 15, 2002

                                      INDEX



Part I.  Financial Information                                         Page No.
------------------------------                                         --------

  Item 1          Financial Statements

         Consolidated Balance Sheets -
         March 31, 2002 and 2001 (Unaudited)...................................3

         Consolidated Statements of Income - Three
         Months Ended March 31, 2002 and 2001 (Unaudited)......................4

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2002 and 2001 (Unaudited)......................5

         Notes to Consolidated Financial Statements -
         March 31, 2002 and 2001 (Unaudited)...................................6

  Item 2.         Management Discussion and Analysis of Financial
                  Condition and Results of Operations.......................7-12


Part II.  Other Information
---------------------------

Item 6            Exhibits and Reports on Form 8-K............................12

Signatures....................................................................13

                                     PART I

ITEM 1   FINANCIAL STATEMENTS
                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 and 2001
                                   (Unaudited)

                                  ASSETS                                       March 31, 2002      March 31, 2001
                                  ------                                       --------------      --------------
Cash and due from banks                                                            $8,263,320           $5,170,208
Federal funds sold                                                                  2,683,000            7,001,000
                                                                                 ------------            ---------
      Total cash and cash equivalents                                             $10,946,320          $12,171,208
Securities available for sale                                                      80,920,219           39,158,070
Securities held to maturity (approximate market
  value 2002 $13,673,193; 2001 $13,866,773)                                        13,500,718           13,033,389
Mortgage loans held for sale                                                          235,000              587,580
Total loans                                                                       140,379,063          134,739,620
  Less: Unearned income                                                             (170,070)            (307,076)
            Reserve for loan losses                                               (1,902,608)          (1,704,535)
                                                                                  -----------          -----------
Loans, net                                                                        138,306,385          132,728,009
Bank premises and equipment, net                                                    5,068,665            4,332,361
Accrued interest receivable                                                         2,129,391            1,884,008
Other assets                                                                        8,377,849            3,044,382
                                                                                  -----------          -----------
      Total assets                                                               $259,484,547         $206,939,007
                                                                                 ============         ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Demand deposits                                                               $26,575,219          $23,928,118
    Interest bearing demand deposits and NOW accounts                              41,652,914           32,282,742
    Savings deposits                                                               28,811,353           18,876,586
    Time deposits, $100,000 and over                                               27,740,166           20,495,878
    Other time deposits                                                            91,641,305           80,574,716
                                                                                 ------------         ------------
      Total deposits                                                             $216,420,957         $176,158,040
  Federal funds purchased and securities sold under repurchase
    agreements                                                                        528,000              149,642
  FHLB advance                                                                     21,000,000           10,000,000
  Note payable                                                                          9,000               18,000
  Accrued interest payable                                                            431,995              483,726
  Other liabilities                                                                   461,391              192,327
                                                                                -------------        -------------
      Total liabilities                                                          $238,851,343         $187,001,735
                                                                                 ============         ============
STOCKHOLDERS' EQUITY
  Common stock, $1.25 par value 6,000,000 shares
    authorized; 1,952,268 and 1,939,615 shares
    issued and outstanding in 2002 and 2001, respectively                          $2,440,335           $2,424,520
  Surplus                                                                           4,608,617            4,467,150
  Retained earnings                                                                14,433,278           12,967,916
  Accumulated other comprehensive income                                            (849,026)               77,686
                                                                                    ---------         ------------
      Total stockholders' equity                                                  $20,633,204          $19,937,272
                                                                                  -----------          -----------
      Total liabilities and stockholders' equity                                 $259,484,547         $206,939,007
                                                                                 ============         ============
Loan to Deposit Ratio                                                                  64.79%               76.31%
Book Value                                                                             $10.57               $10.28
See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three Months Ended March 31
                                                                   ------------------------------------
                                                                         2002                 2001
                                                                      ----------           ----------
Interest income
  Interest and fees on loans                                            $2,711,337          $3,041,840
  Interest on securities:
    U.S. Government agencies and corporations                              788,724             272,988
    U.S. Treasury securities                                                 6,163                   0
    States and political subdivisions                                      362,340             358,384
    Other                                                                  447,646             156,182
  Interest on federal funds sold                                             1,825              53,903
                                                                        ----------          ----------
      Total interest income                                             $4,318,035          $3,883,297
                                                                        ----------          ----------
Interest expense
  Interest on deposits                                                  $1,763,562          $1,888,292
  Interest on federal funds purchased and securities sold under
    repurchase agreements                                                   24,047               3,499
  Interest on FHLB borrowings                                              167,666             130,132
  Interest on note payable                                                     180                 360
                                                                        ----------          ----------
      Total interest expense                                            $1,955,455          $2,022,283
                                                                        ----------          ----------
      Net interest income                                               $2,362,580          $1,861,014
  Provision for loan losses                                                 78,000              75,000
                                                                        ----------          ----------
      Net interest income after provision for loan losses               $2,284,580          $1,786,014
  Other income
    Deposit fees and charges                                              $303,167            $264,824
    Realized gain (loss) on sale of securities available for sale         (14,009)              10,288
    Other                                                                  224,252             126,765
                                                                        ----------          ----------
      Total other income                                                  $513,410            $401,877
                                                                        ----------          ----------
  Other expenses
    Salaries and wages                                                    $768,286            $673,682
    Pensions and other employee benefits                                   263,960             211,855
    Occupancy expense                                                       94,458              75,000
    Equipment depreciation                                                 148,517             148,607
    Equipment repairs and maintenance                                       63,380              61,972
    Advertising and public relations                                        28,185              30,272
    Federal insurance premiums                                               8,672               7,651
    Office supplies, telephone and postage                                 114,161             107,206
    Taxes and licenses                                                      38,830              35,604
    Legal and professional fees                                             28,766              22,344
    Other operating expenses                                               289,598             245,334
                                                                        ----------          ----------
      Total other expenses                                              $1,846,813          $1,619,527
                                                                        ----------          ----------
  Income before income taxes                                              $951,177            $568,364
  Income taxes                                                             241,973             160,719
                                                                        ----------          ----------
      Net income                                                        $  709,204          $  407,645
                                                                        ==========          ==========
  Per share of common stock:
    Income before income taxes                                               $0.49               $0.29
    Net income                                                               $0.36               $0.21
    Dividends paid per share                                                 $0.11               $0.11
    Weighted average shares                                              1,949,567           1,936,477
    Return on average assets                                                 1.11%               0.82%
    Return on average equity                                                13.41%               8.37%
Average assets                                                         255,439,824         197,761,960
Average equity                                                          21,155,329          19,474,848
See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                        2002                2001
                                                                                        ----                ----
Cash Flows for Operating Activities
  Net Income                                                                          $709,204          $407,645
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                       174,518           170,918
    Deferred income taxes                                                             (32,054)                 -
    Provision for loan losses                                                           78,000            75,000
    Amortization and accretion on securities                                            20,126             7,360
    Realized (gain) loss on sales of securities available for sale                      14,009          (10,288)
    Realized gain on sales of assets                                                   (5,824)                 -
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                                 (235,000)         (364,584)
        Accrued interest receivable                                                  (459,521)         (240,546)
        Other assets                                                                  (98,575)            47,171
      Increase (decrease) in liabilities:
        Accrued interest payable                                                       (5,132)            19,024
        Other liabilities                                                              102,033          (21,614)
                                                                                       -------          -------
    Net cash provided by operating activities                                         $261,784           $90,068
                                                                                      --------           -------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                             $501,500          $380,000
  Proceeds from sales and maturities of securities available for sale                9,207,167         1,949,275
  Purchase of securities held to maturity                                            (298,800)                 -
  Purchase of securities available for sale                                       (17,813,031)       (9,232,623)
  Net (increase) decrease in loans made to customers                                 1,026,341         (694,024)
  Net purchases of premises and equipment                                             (40,197)          (79,262)
  Proceeds from sale of assets                                                          15,000                 -
    Net cash (used in) investing activities                                       $(7,402,020)      ($7,676,634)
                                                                                  ------------      ------------
Cash Flows from Financing Activities
  Net increase in deposits                                                          $8,393,580       $10,347,009
  Net decrease in federal funds purchased and securities
    sold under repurchase agreements                                               (4,235,000)          (99,304)
  Net proceeds (repayment) on FHLB borrowings                                        6,000,000       (5,000,000)
  Net proceeds from issuance of common stock                                            39,202            38,166
  Dividends paid                                                                     (214,415)         (212,938)
                                                                                     --------          --------
    Net cash provided by financing activities                                       $9,983,367        $5,072,933
                                                                                    ----------        ----------
    Increase (decrease) in cash and cash equivalents                                $2,843,131      ($2,513,633)
Cash and cash equivalents:
  Beginning                                                                          8,103,189        14,684,823
                                                                                     ---------        ----------
  Ending                                                                           $10,946,320       $12,171,190
                                                                                   ===========       ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                        $1,960,587        $2,003,259
                                                                                    ==========        ==========
    Income Taxes                                                                      $ 80,000            $    -
                                                                                      ========            ======
See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)

Note 1.  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2.  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

                                                              2002                      2001
                                                       ------------------------ ---------------------------
Net income                                                   $   709,204                 $   407,645
Other comprehensive income, net of tax
  Unrealized holding gains (losses) arising
  during the period on securities available for
    sale, net of deferred income taxes                         (737,557)                     547,284
  Less reclassification adjustment for
    (gains) losses included in net income, net of
    deferred income taxes                                          9,246                     (6,791)
                                                       ------------------------ ---------------------------
Total comprehensive income                                   $  (19,107)                 $   948,138
                                                       ------------------------ ---------------------------

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled $709,204 in the first quarter of 2002, an increase of 74.0% compared to the first quarter of 2001. The results for 2002 reflect primarily an increase in net interest income, which rose $501,566 or 27.0% from the previous year. The current stabilization of interest rates at levels not seen in decades is the primary contributing factor to these results. In addition, the Company has increased its earning assets to $237.5 million at the end of the quarter compared to $194.2 million a year earlier. Other income rose by 27.8% in the current quarter compared to the same period last year while other expenses rose by 14.0%. Net income per fully diluted common share for the first quarter of 2002 was $.36 compared to $.21 for the same period in 2001, an increase of 72.8%. The Company's annualized return on average equity was 13.41% in the first quarter of 2002, compared to 8.37% for the first quarter of 2001, while the return on average assets amounted to 1.11% and .82% for these periods respectively.

         Net Interest Income. The Company's net interest income was $2,362,580 for the first quarter of 2002, compared to $1,861,014 for the first quarter of 2001, an increase of 27.0%. This increase in net interest income was attributable primarily to a 11.2% increase in interest income which resulted from a 22.3% increase in earning assets. Interest expense declined 3.3% in spite of a 24.7% increase in the level of interest bearing deposits. Average interest earning assets were $234.9 million for the first quarter of 2002 compared to $185.9 million for the first quarter of 2001. The largest component change was in the average balance of investment securities, which increased from an average of $48.4 million in 2001 to $93.9 million in 2002. The fully taxable annualized yield on investment securities was 7.10% at March 31, 2002 compared to 7.17% in the previous year. Average total deposits for the quarter rose 25.2% over the same period in 2001.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.13% for the first quarter of 2002, compared to 4.15% for the first quarter of 2001.

         Non-Interest Income. For the first three months of 2002, non-interest income totaled $513,410, an increase of 27.8%, or $111,533 from the same period in 2001. This increase is principally attributable to growth in service charge income as well as income from secondary market mortgage loan sales, partially offset by non-recurring securities sales losses related to transactions in the bank's investment portfolio. In addition, income derived from the Bank's $4.75 million investment in bank owned life insurance policies at year-end 2001, contributed approximately $70,000 to non-interest income in the current quarter. The earnings from these policies are used to offset increases in employee benefit costs. The investment in bank owned life insurance is included in other assets on the accompanying consolidated balance sheet at March 31, 2002.

         Non-Interest Expenses. The Company's total non-interest expenses for the first quarter of 2002 increased $227,286 or 14.0% compared to the same period in 2001. Expenses related to salaries and employee benefits not treated as an adjustment to the yield on loans originated in 2002 increased 16.6% compared to the same period in 2001. This increase reflects the costs associated with the employees attained as a result of our acquisition of the Wellesley branch in July 2001 as well as increases in the cost of employee health and welfare plans. Increases in occupancy expense, office supplies, telephone and postage are also due in large part to the addition of the Wellesley location.

         Income Taxes. The Bank reported income taxes of $241,973 for the first quarter of 2002, compared to $160,719 for the first quarter of 2001. These amounts yielded effective tax rates of 25.4% and 28.3%, respectively.

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

         At March 31, 2002, total loans net of unearned income decreased $1.0 million from December 31, 2001 and increased $5.8 million from March 31, 2001. The loan to deposit ratio was 64.8% at March 31, 2002, compared to 67.9% at December 31, 2001 and 76.3% at March 31, 2001. As of March 31, 2002, real estate loans accounted for 63.2% of the loan portfolio, consumer loans were 21.0%, and commercial and industrial loans totaled 15.8% of the loan portfolio.

         Asset Quality. Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other real estate owned (OREO) is real estate acquired through foreclosure.

         The following table summarizes non-performing assets:

                                                     March 31         December 31       March 31
                                                       2002               2001            2001
                                                       ----               ----            ----
                                                                 (Dollars in Thousands)
Loans accounted for on a non-accrual basis                 $183            $484             $859
Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)               1,257             382              370
Loans restructured and in compliance with
  modified terms (not included in non-
  accrual loans or loans contractually past
  due 90 days or more above)                                  -               -                -
                                                 --------------    ------------     ------------
        Total non-performing loans                       $1,440            $866           $1,229
                                                 --------------    ------------     ------------
Other real estate owned                                      97              97              247
Other non-performing assets                                 150             150                -
                                                 --------------    ------------     ------------
           Total non-performing assets                   $1,687          $1,113           $1,476
                                                 ==============    ============    =============


         Management is not aware of any other loans at March 31, 2002 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. OREO was $97,000 at March 31, 2002 and December 31, 2001 compared to $246,500 at March 31, 2001. All but one parcel of OREO was in the Company's primary service area and consisted of two single-family dwellings and one building lot. The Bank's practice is to value OREO at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition. Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001. In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale. The purchase price of the bond in January 1999 was $190,000, which was written down during 2001to its anticipated liquidation value of $150,000.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.36% at March 31, 2002; 1.30% at December 31, 2001; and 1.27% at
March 31, 2001, respectively. At March 31, 2002 the ratio of the allowance for loan losses to non-performing loans was 132.2%, compared to 212.4% at December 31, 2001 and 138.7% at March 31, 2001.

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

         The provision for loan losses totaled $78,000 for the quarter ended March 31, 2002 and $75,000 for the same period in 2001. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. During the first quarter of 2002, total securities increased to $94.4 million or 36.4% of total assets at March 31, 2002 compared to $87.2 or 34.9% at December 31, 2001 and $52.2 million or 25.2% at March 31, 2001.

         The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of investment grade credit quality with short to medium term maturities.

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.10% for the first quarter of 2002, compared to 7.17% for the same period in 2001. The market value of the entire portfolio was $1.1 million less than book value at March 31, 2002.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         Total deposits grew by $8.4 million between December 31, 2001 and March 31, 2002. Deposits increased by $40.3 million, or 22.9% between March 31, 2001 and March 31, 2002. The average aggregate interest rate paid on deposits was 3.26% in the first quarter of 2002, compared to 4.29% for the same period in 2001. The majority of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2002:

                                                          Time Deposits
                                                          -------------
                                                      (Dollars in thousands)
                        Three months or less                  $ 3,361
                        Three to twelve months                 16,622
                        Over twelve months                      7,757
                                                              -------
                          Total                               $27,740
                                                              =======

         Borrowings from the Federal Home Loan Bank have increased in both overnight and term advances in order to capitalize on the current historical low interest rate environment. Term advances were $15 million at March 31, 2002 and December 31, 2001 compared to $10 million at March 31, 2001. Overnight advances were $6 million at March 31, 2002 compared to $4.42 million in federal funds purchased at December 31, 2001 and nothing outstanding at March 31, 2001.

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

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of March 31, 2002, with minimum requirements, as defined by regulation, is shown below:

                                                   Minimum           Actual
                                                 Requirements    March 31, 2002
                                                 ------------    --------------

                  Tier 1 risk-based capital            4.0%           10.68%
                  Total risk-based capital             8.0%           11.71%
                  Leverage ratio                       3.0%            7.75%


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



                            CENTRAL VIRGINIA BANKSHARES, INC.
                           -----------------------------------
                                     (Registrant)


Date:  May 15, 2002        /s/ Ralph Larry Lyons
                           -----------------------------------------------------
                           Ralph Larry Lyons, President and Chief Executive
                           Officer (Principal Executive Officer)



Date:  May 15, 2002        /s/ Charles F. Catlett, III
                           -----------------------------------------------------
                           Charles F. Catlett, III, Senior Vice President and
                           Chief Financial Officer (Principal Financial Officer)