Form 10QSB
period 2002-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2002-08-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



              For Quarter Ended                      Commission File No.
                June 30, 2002                             000-24002



                        CENTRAL VIRGINIA BANKSHARES, INC.


                  Virginia                                54-1467806
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

As of August 14, 2002, 1,954,879 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 August 14, 2002

                                      INDEX



Part I.  Financial Information                                         Page No.
------------------------------                                         --------

Item 1   Financial Statements

         Consolidated Balance Sheets - June 30, 2002
         and 2001 (Unaudited).................................................3

         Consolidated Statements of Income - Three
         Months Ended June 30, 2002 and 2001 and Six
         Months Ended June 30, 2002 and 2001 (Unaudited)......................4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2001 (Unaudited).............................5

         Notes to Consolidated Financial Statements -
         June 30, 2002 and 2001 (Unaudited)...................................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation..................................................7-13

Part II.  Other Information
---------------------------

Item 4   Submission of Matters to a Vote of
         Security Holders..................................................13-14

Item 6   Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

                                     PART I
ITEM 1  FINANCIAL STATEMENTS
                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001
                                   (Unaudited)

                                      ASSETS                                           June 30, 2002       June 30, 2001
                                      ------                                           -------------       -------------
Cash and due from banks                                                                    $8,506,502          $5,997,674
Federal funds sold                                                                          5,422,000           4,822,000
                                                                                            ---------           ---------
      Total cash and cash equivalents                                                     $13,928,502         $10,819,674
Securities available for sale                                                              78,470,071          46,158,504
Securities held to maturity (approximate market value 2002 $14,080,146;
    2001 $12,944,046)                                                                      13,711,758          12,721,979
Mortgage loans held for sale                                                                  421,555             318,860
Total loans                                                                               148,240,989         134,501,766
   Less:   Unearned income                                                                  (141,422)           (262,885)
           Reserve for loan losses                                                        (1,967,416)         (1,715,648)
                                                                                          -----------         -----------
Loans, net                                                                                146,132,151         132,523,233
                                                                                          -----------         -----------
Bank premises and equipment, net                                                            4,918,424           4,208,624
Accrued interest receivable                                                                 1,738,632           1,619,167
Other assets                                                                                8,497,863           2,926,506
                                                                                           ----------          ----------
      Total assets                                                                       $267,818,956        $211,296,547
                                                                                         ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
LIABILITIES
  Deposits:
    Demand deposits                                                                       $29,464,262         $25,140,691
    Interest bearing demand deposits and NOW accounts                                      41,285,130          32,677,768
    Savings deposits                                                                       33,832,842          19,995,165
    Time deposits, $100,000 and over                                                       28,407,135          21,024,550
    Other time deposits                                                                    90,451,196          81,615,688
                                                                                          -----------         -----------
                                                                                         $223,440,565        $180,453,862
  Federal funds purchased and securities sold under repurchase agreements                     241,000             120,658
  FHLB advance                                                                             21,000,000          10,000,000
  Note payable                                                                                      -               9,000
  Accrued interest payable                                                                    412,957             448,860
  Other liabilities                                                                           384,944             218,017
                                                                                             --------            --------
      Total liabilities                                                                  $245,479,466        $191,250,397
                                                                                         ------------        ------------
STOCKHOLDERS' EQUITY
  Common stock,  $1.25 par value;  6,000,000  shares  authorized;  1,954,879 and
    1,942,591 shares issued and outstanding in 2002 and 2001,
    respectively                                                                           $2,443,599          $2,428,240
  Surplus                                                                                   4,647,790           4,500,646
  Retained earnings                                                                        14,971,509          13,259,811
  Accumulated other comprehensive income                                                      276,592           (142,547)
                                                                                              -------           ---------
      Total stockholders' equity                                                          $22,339,490         $20,046,150
                                                                                          -----------         -----------
      Total liabilities and stockholders' equity                                         $267,818,956        $211,296,547
                                                                                         ============        ============
Loan to Deposit Ratio                                                                          66.28%              74.39%
Book Value                                                                                     $11.43              $10.32
See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                           ----------------------------   -----------------------------
                                                               2002          2001              2002          2001
                                                               ----          ----              ----          ----
Interest income
  Interest and fees on loans                                  $2,714,598    $2,958,812        $5,425,935    $6,000,652
  Interest on securities:
    U.S. Government agencies and corporations                    787,527       404,714         1,576,251       677,702
    U.S. Treasury securities                                           -             -             6,163             -
    States and political subdivisions                            342,827       342,033           705,167       700,417
    Other                                                        459,495       189,524           907,141       345,706
  Interest on federal funds sold                                  21,597        62,653            23,422       116,557
                                                                  ------        ------            ------       -------
      Total interest income                                   $4,326,044    $3,957,736        $8,644,079    $7,841,034
                                                              ----------    ----------        ----------    ----------
Interest expense
  Interest on deposits                                        $1,706,538    $1,958,744        $3,470,100    $3,847,036
  Interest on federal funds purchased and securities
     sold under repurchase agreements                              1,141           884            25,188         4,383
  Interest on FHLB borrowings                                    176,466       107,178           344,132       237,310
  Interest on note payable                                             -           180               180           540
                                                              ----------    ----------        ----------     ---------
      Total interest expense                                  $1,884,145    $2,066,986        $3,839,600    $4,089,269
                                                              ----------    ----------        ----------    ----------
      Net interest income                                     $2,441,899    $1,890,750        $4,804,479    $3,751,765
  Provision for loan losses                                       78,000        38,000           156,000       113,000
                                                                  ------        ------           -------       -------
      Net interest income after provision for loan losses     $2,363,899    $1,852,750        $4,648,479    $3,638,765
                                                              ----------    ----------        ----------    ----------
  Other income
    Deposit fees and charges                                    $323,025      $298,684          $626,192      $563,508
    Realized gain on sale of securities available for sale        21,107             -             7,098        10,288
    Other                                                        240,945       130,098           465,197       256,862
                                                                 -------       -------           -------       -------
      Total other income                                        $585,077      $428,782        $1,098,487      $830,658
                                                                --------      --------        ----------      --------
  Other expenses
    Salaries and wages                                          $774,185      $787,590        $1,542,471    $1,511,037
    Pensions and other employee benefits                         250,691       141,367           514,651       303,457
    Occupancy expense                                             82,151        67,471           176,609       142,471
    Equipment depreciation                                       143,585       143,538           292,102       292,145
    Equipment repairs and maintenance                             66,997        63,206           130,377       125,178
    Advertising and public relations                              37,576        28,863            65,761        59,135
    Federal insurance premiums                                     8,906         7,636            17,578        15,287
    Office supplies, telephone and postage                       118,197       110,015           232,358       217,221
    Taxes and licenses                                            37,094        36,992            75,924        72,596
    Legal and professional fees                                   46,362        23,778            75,128        46,122
    Other operating expenses                                     323,873       231,174           613,471       476,508
                                                                 -------       -------           -------       -------
      Total other expenses                                    $1,889,617    $1,641,630        $3,736,430    $3,261,157
                                                              ----------    ----------        ----------    ----------
  Income before income taxes                                  $1,059,359      $639,902        $2,010,536    $1,208,266
  Income taxes                                                   286,856       134,649           528,829       295,368
                                                                 -------       -------           -------       -------
      Net income                                                $772,503      $505,253        $1,481,707      $912,898
                                                                ========      ========        ==========      ========
  Earnings per share of common stock:
    Income before income taxes                                     $0.54         $0.33             $1.03         $0.62
    Net income                                                     $0.40         $0.26             $0.76         $0.47
  Earnings per share assuming dilution:
    Income before income taxes                                     $0.51         $0.33             $1.00         $0.62
    Net income                                                     $0.37         $0.26             $0.73         $0.47
Dividends paid per share                                           $0.12         $0.11             $0.23         $0.22
Weighted average shares                                        1,952,756     1,940,138         1,951,170     1,938,318
Weighted average shares assuming dilution                      2,071,528     1,940,138         2,010,884     1,938,318
Return on average assets                                           1.18%         0.97%             1.14%         0.90%
Return on average equity                                          14.55%        10.38%            13.95%         9.34%
Average assets                                               262,069,685   208,564,321       259,177,326   203,452,269
Average equity                                                21,241,384    19,474,848        21,236,510    19,548,614
See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                    2002                2001
                                                                                    ----                ----
Cash Flows for Operating Activities
  Net Income                                                                      $1,481,707            $912,898
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                     344,103             336,768
    Deferred income taxes                                                           (98,454)                   -
    Provision for loan losses                                                        156,000             113,000
    Amortization and accretion on securities                                          40,244              18,759
    Realized (gain) loss on sales of securities available for sale                   (7,098)            (10,288)
    Realized gain on sales of assets                                                 (4,382)                   -
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                               (421,555)            (95,864)
        Accrued interest receivable                                                 (68,762)              24,295
        Other assets                                                               (756,168)               7,305
      Increase (decrease) in liabilities:
        Accrued interest payable                                                    (24,170)            (15,842)
        Other liabilities                                                             25,586               4,076
                                                                                      ------               -----
    Net cash provided by operating activities                                       $667,051          $1,295,107
                                                                                    --------          ----------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                         $1,536,500            $685,000
  Proceeds from sales and maturities of securities available for sale             18,168,731           3,103,369
  Purchase of securities held to maturity                                        (1,538,847)                   -
  Purchase of securities available for sale                                     (22,610,547)        (17,729,118)
  Net (increase) decrease in loans made to customers                             (6,877,425)           (252,761)
  Net purchases of premises and equipment                                           (50,365)           (121,375)
  Proceeds from sale of assets                                                        15,075                   -
                                                                               -------------       -------------
    Net cash (used in) investing activities                                    $(11,356,878)       ($14,314,885)
                                                                               -------------       -------------
Cash Flows from Financing Activities
  Net increase in deposits                                                       $15,413,188         $14,642,831
  Net decrease in federal funds purchased and securities sold under
     repurchase agreements                                                       (4,522,000)           (128,288)
  Net proceeds (repayment) of FHLB borrowings                                      6,000,000         (5,000,000)
  Repayment of note payable                                                          (9,000)             (9,000)
  Net proceeds from issuance of common stock                                          81,639              75,382
  Dividends paid                                                                   (448,687)           (426,296)
                                                                                   ---------           ---------
    Net cash provided by financing activities                                    $16,515,140          $9,154,629
                                                                                 -----------          ----------
    Increase (decrease) in cash and cash equivalents                              $5,825,313        ($3,865,149)
Cash and cash equivalents:
  Beginning                                                                        8,103,189          14,684,823
                                                                                   ---------          ----------
  Ending                                                                         $13,928,502         $10,819,674
                                                                                 ===========         ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                      $3,863,770          $4,105,111
                                                                                  ==========          ==========
    Income Taxes                                                                    $661,632            $294,818
                                                                                    ========            ========

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             June 30, 2002 and 2001
                                   (Unaudited)


Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2

A reconciliation from net income to total comprehensive income for the three months and six months ended June 30, 2002 and 2001 is as follows:

                                                       Three Months Ended                    Six Months Ended
                                                             June 30                             June 30
                                                  ------------------------------     ---------------------------------
                                                      2002            2001                2002             2001
                                                      ----            ----                ----             ----
Net income                                             $772,503        $505,253          $1,481,707          $912,898
Other comprehensive income, net of tax:
  Unrealized holding gains (losses)
  arising during the period on securities
  available for sale, net of deferred
  income taxes                                        1,139,549       (220,233)             401,992           314,196
Less classification adjustment for gains
  included in net income, net of deferred
  income taxes                                         (13,931)               -             (4,685)           (6,791)
                                                       --------        --------             -------           -------

Total comprehensive income                           $1,898,121        $285,020          $1,879,014        $1,220,303
                                                     ==========        ========          ==========        ==========

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

        The Company's net income totaled $772,503 in the second quarter of 2002, an increase of 52.89% from the second quarter of 2001. These results reflect an improvement in net interest income as well as increases in both other non-interest income and other expenses. For the quarter, total interest income rose 9.31%, while net interest income increased 29.15%. The increases in total interest income and net interest income resulted from increases in the volume of interest-earning assets as well as the effect of all the declines in market interest rates throughout 2001 that have now stabilized. During the second quarter of 2002, average interest-earning assets increased by $45 million, or 22.96%, compared to 2001 while interest income on earning assets increased by $368,308. Total interest expense decreased by $182,841, or 8.85% despite an increase of $52 million, or 27.75% in average interest-bearing liabilities. Total non-interest income rose 36.45%, consisting of increases in deposit fees and charges, secondary market mortgage loan sales activity, earnings on bank owned life insurance, and securities gains resulting from normal investment portfolio management.

        Net income per common share for the second quarter of 2002 was $.40 compared to $.26 in 2001. On a diluted basis, earnings per share were $.37 and $.26, respectively. The Company's annualized return on average equity was 14.55% in the second quarter of 2002, compared to 10.38% for the second quarter of 2001, while the return on average assets amounted to 1.18% and .97% for these same periods respectively.

        The Company's net income for the six months ended June 30, 2001 totaled $1,481,707, an increase of $568,809, or 62.31% over the first six months of 2001. These results also reflect increases in net interest income and total interest income. Total non-interest income increased 32.24% while other expenses increased 14.57%. Net income per common share for the first six months of 2002 was $.76 compared to $.47 for the same period in 2001. Assuming dilution, the per share numbers were $.73 and $.47, respectively. The Company's annualized return on average equity was 13.95% for the six months ended June 30, 2002, compared to 9.34% for the six months ended June 30, 2001. The return on average assets amounted to 1.14% and .90% for each of these same periods, respectively.

        Net Interest Income. The Company's net interest income was $2,441,899 for the second quarter of 2002, compared to $1,890,750 for the second quarter of 2001. For the six-month period, net interest income was $4,804,479 versus $3,751,765 in 2001, an increase of $1,052,714, or 28.06% for 2002 compared to the same period in 2001. The increase in net interest income in 2002 reflects increases in the average balances of 63.48% in investment securities and 7.11% in total loans for the three months ended June 30, 2002, compared to the same period last year. Average interest earning assets were $241.7 million for the second quarter of 2002, compared to $196.5 million for the second quarter of 2001. For the six months ended June 30, 2002, average interest earning assets rose 24.64% to $238.7 million compared to the same period in 2001. Average investment securities increased $40.6 million, or 76.5%, for the six months and average total loans increased $8.4 million, or 6.28% for the same period.

        The net interest margin is a measure of net interest income performance. It represents the difference between interest income; including the earned portion of net deferred loan fees and costs, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.15% for the second quarter of 2002 and 4.13% for the first six months of 2002, compared to 3.98% and 4.06% for the same periods in 2001, respectively.

        Non-Interest Income. In the second quarter of 2002, the Company's total non-interest income totaled $585,077, an increase of 36.45%, or $156,295, compared to 2001. For the first six months of 2002, non-interest income totaled $1,098,487, an increase of $267,829 or 32.24% compared to 2001. The increases for each period are due to increases in deposit fees and charges as well as increases in the "other" category. The "other" income increased 85.2% for the quarter and 81.11% for the six months ended June 30, 2002. Primarily, this category consists of fees earned on sales of non-deposit investment products as well as fees associated with secondary market mortgage loan sales. In addition, earnings on bank owned life insurance, which was purchased in order to generate income to partially offset costs of new as well as existing employee benefit programs, is included in the "other" category. The bank owned life insurance was purchased at the end of 2001, therefore, no earnings are applicable for 2001.

        Non-Interest Expense. The Company's total non-interest expenses increased 15.11% for the second quarter and increased 14.57% for the six months ended June 30, 2002. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated in 2002 increased by 10.33% for the quarter and 13.37% for the first six months compared to 2001. These increases primarily reflect increases in the general cost of employee health and benefit plans as well as changes in benefit plans in 2002, the costs of which are partially offset by the earnings from the bank owned life insurance previously mentioned. Occupancy expenses increased 21.76% for the quarter and 23.96% for the six-month period, primarily from the impact of the acquisition of the Wellesley branch, which is not reflected in the prior year's expense since it was not acquired until July 2001. Legal and professional fees increased by $22,484 for the quarter and $29,006 for the six-month period primarily due to increases in costs of accounting, auditing, and legal fees paid for normal business purposes. Other operating expenses increased by $92,699 for the quarter and $136,963 for the six-month period primarily due to costs incurred with outside vendors related to ongoing PC-based network maintenance and administration.

        Income Taxes. The Bank reported income taxes of $286,856 for the second quarter and $528,829 for the first six months of 2002, compared to $134,649 and $295,368 for the same periods in 2001, respectively. These amounts yielded effective tax rates of 27.1% for the quarter and 26.3% for the first six months of 2002, compared to 21.0% and 24.4% for the same periods in 2001, respectively.

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

        At June 30, 2002, total loans net of unearned income increased $6.8 million from December 31, 2001 and increased $13.9 million from June 30, 2001. The loan to deposit ratio was 66.3% at June 30, 2002, compared to 67.9% at December 31, 2001 and 74.4% at June 30, 2001. As of June 30, 2002, real estate loans accounted for 64.7% of the loan portfolio, consumer loans were 20.1%, and commercial and industrial loans totaled 15.2% of the loan portfolio.

        Asset Quality. Non-performing assets include non-accrual loans, loans
90 days or more past due, restructured loans, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other non-performing assets may include any non loan-related earning asset, which is no longer earning interest but is otherwise collectable.

         The following table summarizes non-performing assets:

                                                                 June 30          December 31           June 30
                                                                   2002               2001               2001
                                                                   ----               ----               ----
                                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis                           $362              $484                $612
Loans contractually past due 90 days or
  more as to interest or principal payments
  (not included in non-accrual loans above)                           808               382                 475
Loans restructured and in compliance with
  modified terms (not included in non-
  accrual loans or loans contractually past
  due 90 days or more above)                                            -                 -                   -
                                                                   ------            ------              ------
     Total non-performing loans                                    $1,170              $866              $1,087
Other real estate owned                                                97                97                 247
Other non-performing assets                                           150               150                   -
                                                                   ------            ------              ------
     Total non-performing assets                                   $1,417            $1,113              $1,334
                                                                   ======            ======              ======

        Management is not aware of any other loans at June 30, 2002 that involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

        Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. OREO was $97,000 at June 30, 2002 and December 31, 2001 compared to $246,500 at June 30, 2001. All but one parcel of OREO was in the Company's primary service area and consisted of two single-family dwellings and one building lot. The Bank's practice is to value OREO at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition. Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001. In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale. The purchase price of the bond in January 1999 was $190,000, which was written down during 2001 to its anticipated liquidation value of $150,000.

        Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.33%, 1.30% and 1.28% at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. At June 30, 2002 the ratio of the allowance for loan losses to non-performing loans was 168.2%, compared to 212.4% at December 31, 2001 and 157.8% at June 30, 2001.

        Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.

        For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration numerous factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and any other factors deemed relevant. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

        The provision for loan losses totaled $78,000 for the quarter ended
June 30, 2002 and $38,000 for the quarter ended June 30, 2001. For the six-month periods ended June 30, 2002 and 2001, the provision for loan losses was $156,000 and $113,000, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

        The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public deposits; the remaining portions are held or used to assist the Company in liquidity and asset liability management, and as income earning investments. During the first six months of 2002, total securities increased 5.8% to $92.2 million or 34.4% of total assets at June 30, 2002. At December 31, 2001, total securities were $87.2 million or 34.9% of total assets and at June 30, 2001, total securities were $58.9 million, or 27.9% of total assets.

        The securities portfolio is segregated into two components: securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of investment grade credit quality with short to medium term maturities. As the general interest rate levels have fallen over the past eighteen months and now seem to have stabilized, there is an increase in the probability that some of the higher yielding securities in the portfolio that have call options may be called by the issuers. This would result in the overall yield of the investment portfolio declining as those funds would be reinvested at the current lower yields.

        The fully taxable equivalent annualized average yield on the entire portfolio was 7.14% for the second quarter of 2002 and 7.08% for the first six months of 2002, compared to 7.10% and 6.94% for the same periods in 2001. The market value of the total portfolio exceeded its book value by $791,935 at June 30, 2002.

Deposits and Short-Term Borrowings

        The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, interest checking, savings and money market accounts and other time deposits also referred to as certificates of deposit. The Company's deposits are provided by individuals, businesses, and organizations located within the communities served.

        Total deposits grew by 7.4% between December 31, 2001 and June 30, 2002. The average aggregate interest rate paid on deposits was 3.06% in the second quarter of 2002 and 3.11% for the first six months of 2002, compared to 4.34% and 4.26% for the same periods in 2001. Slightly more than half of the Company's deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and money market accounts.

        The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2002:

                                                             June 30, 2002
                                                             Time Deposits
                                                             -------------
                                                         (Dollars in Thousands)

                  Three months or less                            $5,430
                  Three to twelve months                          15,292
                  Over twelve months                               7,685
                                                                 -------
                     Total                                       $28,407
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

        Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of June 30, 2002, with minimum requirements, as defined by regulation, is shown below:

                                            Minimum              Actual
                                          Requirements        June 30, 2002
                                          ------------        -------------

     Tier 1 risk-based capital                   4.0%               10.70%
     Total risk-based capital                    8.0%               11.74%
     Leverage ratio                              3.0%                7.77%


Liquidity and Interest Rate Sensitivity

        Liquidity. Liquidity is the Company's ability to meet present and future financial cash flow obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements while at the same time meeting its customers' credit needs.

        Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window, advances from the Federal Home Loan Bank of Atlanta, and repurchase agreements with other commercial banks. Historically, deposit growth and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

       Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. Additionally, simulation model results for various interest rate scenarios are reviewed by the Company's asset-liability management committee to assist in modifying current pricing strategies for loans and deposits, as well as the general composition of the Company's earning assets and interest-bearing liabilities.

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


                                     PART II

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Shareholders meeting was held on April 30, 2002.

         (b)      Directors elected at the meeting for a three-year term were:

                  1.       Ralph Larry Lyons
                  2.       Fleming V. Austin
                  3.       Garland L. Blanton, Jr.

                  Directors with continuing terms were:

                  1.       Charles W. Binford
                  2.       John B. Larus
                  3.       James T. Napier
                  4.       Elwood C. May
                  5.       Charles B. Goodman

         (c)      Matters voted upon:

                  1. Election of Ralph Larry Lyons as a director for a three year term:

                           Votes for...................1,569,081
                           Votes withheld.................14,235

                  2. Election of Fleming V. Austin as a director for a three year term:

                           Votes for...................1,581,263
                           Votes withheld..................2,054

                  3. Election of Garland L. Blanton, Jr. as a director for a three year term:

                           Votes for...................1,582,267
                           Votes withheld..................1,050

                  4.       Ratification of Auditors:

                           Votes for...................1,579,174
                           Votes against...................2,091
                           Votes abstained.................2,051

ITEM 6   EXHIBITS AND REPORTS ON 8-K

                  (a)      Exhibits:

                           99.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                                  Section 1350.

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


                              CENTRAL VIRGINIA BANKSHARES, INC.
                              ---------------------------------
                                        (Registrant)


Date:  August 14, 2002         /s/ Ralph Larry Lyons
                               ------------------------------------------------
                               Ralph Larry Lyons, President and Chief Executive
                               Officer (Principal Executive Officer)


Date:  August 14, 2002        /s/ Charles F. Catlett, III
                              --------------------------------------------------
                              Charles F. Catlett, III, Senior Vice President and
                              Chief Financial Officer (Principal Financial
                              Officer)