Form 10QSB
period 2002-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2002-11-14
CIK 804561

U. S. SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



              For Quarter Ended                   Commission File No.
              September 30, 2002                      000-24002



                        CENTRAL VIRGINIA BANKSHARES, INC.


                       Virginia                           54-1467806
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

As of November 14, 2002, 1,958,465 shares were outstanding.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                November 14, 2002

                                      INDEX



Part I.  Financial Information                                         Page No.
------------------------------                                         --------

Item 1   Financial Statements

         Consolidated Balance Sheets - September 30, 2002
         and 2001 (Unaudited).................................................3

         Consolidated Statements of Income - Three
         Months Ended September 30, 2002 and 2001 and Nine
         Months Ended September 30, 2002 and 2001 (Unaudited).................4

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2002 and 2001 (Unaudited)........................5

         Notes to Consolidated Financial Statements -
         September 30, 2002 and 2001 (Unaudited)..............................6

Item 2   Management's Discussion and Analysis or
         Plan of Operation.................................................7-13

Item 3   Controls and Procedures.............................................13



Part II.  Other Information
---------------------------

Item 6   Exhibits and Reports on Form 8-K....................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
                        CENTRAL VIRGINIA BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001
                                   (Unaudited)

                                      ASSETS                                          Sept. 30, 2002       Sept. 30, 2001
                                      ------                                          --------------       --------------
Cash and due from banks                                                                   $13,427,084          $4,891,317
Federal funds sold                                                                          9,294,000           9,651,000
                                                                                            ---------           ---------
      Total cash and cash equivalents                                                     $22,721,084         $14,542,317
Securities available for sale                                                              82,403,489          54,951,734
Securities held to maturity (approximate market value 2002 $14,161,706;
    2001 $13,009,238)                                                                      13,532,959          12,670,161
Mortgage loans held for sale                                                                  412,100             987,000
Total loans                                                                               146,701,737         136,470,342
   Less:   Unearned income                                                                  (113,557)           (239,289)
           Reserve for loan losses                                                        (2,098,229)         (1,760,149)
                                                                                          -----------         -----------
Loans, net                                                                                144,489,951         134,470,904
                                                                                          -----------         -----------
Bank premises and equipment, net                                                            4,867,624           5,118,496
Accrued interest receivable                                                                 2,035,633           2,010,943
Other assets                                                                                8,152,264           3,121,616
                                                                                           ----------           ---------
      Total assets                                                                       $278,615,104        $227,873,171
                                                                                         ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
LIABILITIES
  Deposits:
    Demand deposits                                                                       $31,439,880         $24,371,157
    Interest bearing demand deposits and NOW accounts                                      41,098,326          37,753,348
    Savings deposits                                                                       38,435,370          21,363,180
    Time deposits, $100,000 and over                                                       29,792,512          24,272,738
    Other time deposits                                                                    92,144,207          88,091,543
                                                                                          -----------          ----------
                                                                                         $232,910,295        $195,851,966
  Federal funds purchased and securities sold under repurchase agreements                     170,000             596,000
  FHLB advance                                                                             21,000,000          10,000,000
  Note payable                                                                                      -               9,000
  Accrued interest payable                                                                    380,181             465,171
  Other liabilities                                                                           417,397             207,466
                                                                                             --------             -------
      Total liabilities                                                                  $254,877,873        $207,129,603
                                                                                         ------------        ------------
STOCKHOLDERS' EQUITY
  Common stock, $1.25 par value; 6,000,000 shares authorized; 1,958,465
    and 1,945,814 shares issued and outstanding in 2002 and 2001, respectively             $2,448,082          $2,432,268
  Surplus                                                                                   4,692,364           4,538,193
  Retained earnings                                                                        15,514,378          13,548,859
  Accumulated other comprehensive income                                                    1,082,407             224,248
                                                                                            ---------             -------
      Total stockholders' equity                                                          $23,737,231         $20,743,568
                                                                                          -----------         -----------
      Total liabilities and stockholders' equity                                         $278,615,104        $227,873,171
                                                                                         ============        ============
Loan to Deposit Ratio                                                                          62.94%              69.56%
Book Value                                                                                     $12.12              $10.66


See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                           -----------------------------   ------------------------------
                                                               2002           2001              2002           2001
                                                               ----           ----              ----           ----
Interest income
  Interest and fees on loans                                  $2,793,010     $2,947,498        $8,218,945     $8,948,150
  Interest on securities:
    U.S. Government agencies and corporations                    719,598        501,072         2,295,849      1,178,774
    U.S. Treasury securities                                           -          3,230             6,163          3,230
    States and political subdivisions                            357,740        344,601         1,062,907      1,045,018
    Other                                                        499,604        229,931         1,406,745        575,637
  Interest on federal funds sold                                  28,222         67,857            51,644        184,414
                                                              ----------     ----------        ----------     ----------
      Total interest income                                   $4,398,174     $4,094,189       $13,042,253    $11,935,223
                                                              ----------     ----------       -----------    -----------
Interest expense
  Interest on deposits                                        $1,704,165     $1,960,819        $5,174,265     $5,807,855
  Interest on federal funds purchased and securities
     sold under repurchase agreements                                604             44            25,792          4,427
  Interest on FHLB borrowings                                    178,307        108,355           522,439        345,665
  Interest on note payable                                             -            180               180            720
                                                              ----------     ----------        ----------     ----------
      Total interest expense                                  $1,883,076     $2,069,398        $5,722,676     $6,158,667
                                                              ----------     ----------        ----------     ----------
      Net interest income                                     $2,515,098     $2,024,791        $7,319,577     $5,776,556
  Provision for loan losses                                      136,000         75,000           292,000        188,000
                                                              ----------     ----------        ----------     ----------
      Net interest income after provision for loan losses     $2,379,098     $1,949,791        $7,027,577     $5,588,556
                                                              ----------     ----------        ----------     ----------
  Other income
    Deposit fees and charges                                    $336,902       $298,271          $963,094       $861,779
    Realized gain on sale of securities available for sale        80,059              -            87,157         10,288
    Other                                                        328,545        167,377           793,742        424,239
                                                              ----------     ----------        ----------     ----------
      Total other income                                        $745,506       $465,648        $1,843,993     $1,296,306
                                                              ----------     ----------        ----------     ----------
  Other expenses
    Salaries and wages                                          $860,043       $774,482        $2,402,514     $2,285,519
    Pensions and other employee benefits                         275,844        159,657           790,495        463,114
    Occupancy expense                                             95,164         78,016           271,773        220,487
    Equipment depreciation                                       140,949        139,043           433,051        431,188
    Equipment repairs and maintenance                             71,566         70,197           201,943        195,375
    Advertising and public relations                              45,458         39,765           111,219         98,900
    Federal insurance premiums                                     9,056          4,198            26,634         19,485
    Office supplies, telephone and postage                       130,898        116,174           363,256        333,395
    Taxes and licenses                                            37,299         36,795           113,223        109,391
    Legal and professional fees                                   33,183         28,324           108,311         74,446
    Other operating expenses                                     317,490        267,814           930,961        744,322
                                                              ----------     ----------        ----------     ----------
      Total other expenses                                    $2,016,950     $1,714,465        $5,753,380     $4,975,622
                                                              ----------     ----------        ----------     ----------
  Income before income taxes                                  $1,107,654       $700,974        $3,118,190     $1,909,240
  Income taxes                                                   330,198        198,242           859,027        493,610
                                                              ----------     ----------        ----------     ----------
      Net income                                                $777,456       $502,732        $2,259,163     $1,415,630
                                                              ==========     ==========        ==========     ==========
  Earnings per share of common stock:
    Income before income taxes                                     $0.57          $0.36             $1.60          $0.98
    Net income                                                     $0.40          $0.26             $1.16          $0.73
  Earnings per share assuming dilution:
    Income before income taxes                                     $0.53          $0.36             $1.53          $0.98
    Net income                                                     $0.37          $0.26             $1.09          $0.73
Dividends paid per share                                           $0.12          $0.11             $0.35          $0.33
Weighted average shares                                        1,955,581      1,943,222         1,952,656      1,939,970
Weighted average shares assuming dilution                      2,092,835      1,943,222         2,044,662      1,939,970
Return on average assets                                           1.15%          0.91%             1.14%          0.90%
Return on average equity                                          13.59%          9.91%            13.89%          9.49%
Average assets                                              $270,378,775   $221,444,732      $263,189,389   $209,762,116
Average equity                                               $22,877,274    $20,302,036       $21,678,884    $19,892,770
See Notes to Consolidated Financial Statements.


                        CENTRAL VIRGINIA BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                    2002                2001
                                                                                    ----                ----
Cash Flows from Operating Activities
  Net Income                                                                      $2,259,163          $1,415,630
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                     511,052             501,346
    Provision for loan losses                                                        292,000             188,000
    Amortization and accretion on securities                                          67,051              27,859
    Realized gain on sales of securities available for sale                         (87,157)            (10,288)
    Realized gain on sales of assets                                                 (4,382)                   -
    Change in operating assets and liabilities:
      (Increase) decrease in assets:
        Mortgage loans held for sale                                               (412,100)           (764,004)
        Accrued interest receivable                                                (365,763)           (367,481)
        Other assets                                                               (815,110)           (368,555)
      Increase (decrease) in liabilities:
        Accrued interest payable                                                    (56,946)                 469
        Other liabilities                                                             58,039             (6,475)
                                                                                      ------             -------
    Net cash provided by operating activities                                     $1,445,847            $616,501
                                                                                  ----------            --------
Cash Flows from Investing Activities
  Proceeds from maturities of securities held to maturity                         $1,701,500            $730,000
  Proceeds from sales and maturities of securities available for sale             28,675,505           6,853,005
  Purchase of securities held to maturity                                        (1,538,847)        (29,726,720)
  Purchase of securities available for sale                                     (35,871,787)         (2,275,432)
  Net increase in loans made to customers                                        (5,371,225)         (1,195,825)
  Net purchases of premises and equipment                                          (166,514)                   -
  Proceeds from sale of assets                                                        15,075                   -
                                                                               -------------       -------------
    Net cash (used in) investing activities                                    $(12,556,293)       $(25,614,972)
                                                                               -------------       -------------
Cash Flows from Financing Activities
  Net increase in deposits                                                       $24,882,918         $30,040,935
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements                                  (4,593,000)             347,054
  Net proceeds (repayment) of FHLB borrowings                                      6,000,000         (5,000,000)
  Repayment of note payable                                                          (9,000)             (9,000)
  Net proceeds from issuance of common stock                                         130,696             116,957
  Dividends paid                                                                   (683,273)           (639,981)
                                                                                ------------        ------------
    Net cash provided by financing activities                                    $25,728,341         $24,855,965
                                                                                ------------        ------------
    Increase (decrease) in cash and cash equivalents                             $14,617,895          $(142,506)
Cash and cash equivalents:
  Beginning                                                                        8,103,189          14,684,823
                                                                                   ---------          ----------
  Ending                                                                         $22,721,084         $14,542,317
                                                                                 ===========         ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                      $5,697,986          $6,158,198
                                                                                  ==========          ==========
    Income Taxes                                                                    $987,204            $467,114
                                                                                    ========            ========

See Notes to Consolidated Financial Statements.

                        CENTRAL VIRGINIA BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)


Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months and nine months ended September 30, 2002 and 2001 is as follows:

                                                            Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                     ---------------------------------     -------------------------------
                                                          2002              2001               2002             2001
                                                     ---------------    --------------     -------------    --------------
Net income                                                 $777,456          $502,732        $2,259,163        $1,415,630
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
    during the period on securities available
    for sale, net of deferred income taxes                 553,703            366,795           777,710           680,991
  Less reclassification adjustment for gains
    included in net income, net of deferred                (52,839)                 -          (57,524)           (6,791)
    income taxes
                                                     ---------------    --------------     -------------    --------------
Total comprehensive income                               $1,278,320          $665,796        $2,279,349        $2,089,830
                                                     ===============    ==============     =============    ==============

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's net income totaled a record $777,456 in the third quarter of 2002, an increase of 54.7% from the third quarter of 2001. These results reflect an improvement in net interest income as well as increases in both other non-interest income and other expenses. For the quarter, total interest income rose 7.4% while net interest income rose 24.2%. The increases in total interest income and net interest income resulted from increases in the volume of interest-earning assets as well as the effect of the declines in market interest rates throughout 2001 that have since stabilized during 2002. For the third quarter of 2002, average interest-earning assets increased by $41 million, or 19.8%, compared to the same period in 2001. Interest income on earning assets increased $303,985. Total interest expense decreased by $186,322, or 9.0% for the quarter despite an increase of $46.3 million, or 23.1% in average interest-bearing liabilities. Total non-interest income rose 60.1%, consisting of increases in deposit fees and charges, secondary market mortgage loan sales activity, earnings on bank owned life insurance, and securities gains resulting from normal investment portfolio management.

         Net income per common share for the third quarter of 2002 was $.40 compared to $.26 in the same period last year. On a diluted basis, earnings per share were $.37 and $.26, respectively. The Company's annualized return on average equity was 13.59% in the third quarter of 2002, compared to 9.91% for the third quarter of 2001, while the return on average assets amounted to 1.15% and .91% for these same periods respectively.

         The Company's net income for the nine months ended September 30, 2001 totaled $2,259,163, an increase of 59.6% over the first nine months of 2001. These results also reflect increases in net interest income and total interest income. Total non-interest income increased 42.3% while other expenses increased 15.6%. Net income per common share for the first nine months of 2002 was $1.16 compared to $.73 for the same period in 2001. Assuming dilution, the per share numbers were $1.09 and $.73, respectively. The Company's annualized return on average equity was 13.89% for the nine months ended September 30, 2002, compared to 9.49% for the nine months ended September 30, 2001. The return on average assets amounted to 1.14% and .90% for these same periods, respectively.

         Net Interest Income. The Company's net interest income was $2,515,098 for the third quarter of 2002, an increase of $490,307, or 24.2% compared to $2,024,791 for the third quarter of 2001. For the nine-month period, net interest income was $7,319,577, an increase of $1.54 million, or 26.7% over the same period in 2001. The increase in net interest income in 2002 reflects increases in the average balances of investment securities of 46.6% and in loans of 9.0% for the quarter. These two components also increased 65.1% and 7.0% respectively for the nine-month period. Average interest earning assets were $248.4 million for the third quarter of 2002, compared to $207.4 million for the third quarter of 2001.

         For the quarter ended September 30, 2002, fully taxable-equivalent net interest income was $2,580,897 compared to $2,089,186 at September 30, 2001. For the nine-month periods, net interest income on a fully taxable-equivalent basis was $7,513,259 and $5,973,626, respectively.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income; including the earned portion of net deferred loan fees and costs, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.16% for the third quarter of 2002 compared to 4.01% in 2001. For the nine months ended September 30, 2002 the net interest margin was 4.03% compared to 4.02% for the same period of 2001.

         Non-Interest Income. In the third quarter of 2002, the Company's total non-interest income totaled $745,506, an increase of 60.1%, or $279,858, compared to 2001. For the first nine months of 2002, non-interest income increased by $547,687 or 42.3% compared to 2001. The increases for each period are due to increases in deposit fees and charges as well as increases in the "other" category. The "other" income increased 96.3% for the quarter and 87.1% for the nine months ended September 30, 2002. Primarily, this category consists of fees earned on sales of non-deposit investment products as well as fees associated with secondary market mortgage loan sales. In addition, earnings on bank owned life insurance, which was purchased in order to generate income to partially offset costs of new as well as existing employee benefit programs, is included in the "other" category. The bank owned life insurance was purchased at the end of 2001; therefore, no earnings are applicable for 2001.

         Non-Interest Expense. The Company's total non-interest expenses for the third quarter ended September 30, 2002 increased $302,485, or 17.6%, and for the nine-month period ended September 30, 2002 increased $777,758, or 15.6% compared to the same periods in 2001. Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans originated increased $201,748 for the quarter and $444,376 for the first nine months of 2002 compared to the same periods in 2001. These increases resulted primarily from additions to staff, as well as increases in the general cost of maintaining employee health and benefit plans coupled with changes and enhancements to benefit plans in 2002. The costs of these benefit programs are partially offset by the earnings (recorded as a component of Other Non-Interest Income) from the bank owned life insurance previously mentioned. Occupancy expense increased 22.0% for the quarter and 23.3% for the nine-month period due to building maintenance performed during the third quarter. Legal and professional fees increased $4,859 for the quarter and $33,865 in the nine-month period. Other operating expenses increased by $49,676 for the quarter and $186,639 for the nine-month period primarily due to costs incurred with outside vendors related to on-going PC-based network maintenance and administration.

         Income Taxes. The Company reported income taxes of $330,198 for the third quarter and $859,027 for the first nine months of 2002, compared to $198,242 and $493,610 for the same periods in 2001, respectively. These amounts yielded effective tax rates of 29.8% for the quarter and 27.6% for the first nine months of 2002, compared to 28.3% and 25.9% for the same periods in 2001, respectively.

Financial Condition

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area consisting of the Counties of Powhatan, Cumberland, and the western portions of Chesterfield and Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

         The principal risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Bank's real estate construction loans are for pre-sold or contract homes.

         At September 30, 2002 total loans increased $5.3 million from December 31, 2001 and $10.4 million from September 30, 2001. The loan-to-deposit ratio was 62.9% at September 30, 2002, compared to 67.9% at December 31, 2001, and 69.6% at September 30, 2001. As of September 30, 2002, real estate loans accounted for 65.0% of the loan portfolio, consumer loans were 19.0%, and commercial and industrial loans totaled 16.0%.

         Asset Quality. Non-performing loans include non-accrual loans, loans 90 days or more past due, restructured loans, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other non-performing assets may include any non loan-related earning asset, which is no longer earning interest but is otherwise collectable.

         The following table summarizes non-performing loans:

                                                                 Sept. 30,           Dec. 31,          Sept. 30,
                                                                   2002                2001               2001
                                                                   ----                ----               ----
                                                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis                         $307                 $484                $618
Loans contractually past due 90 days or more as to
  interest or principal payments (not included in
  non-accrual loans above)                                        1,086                  382                 209
Loans restructured and in compliance with modified terms
  (not included in non-accrual loans or loans
  contractually past due 90 days or more above)                      --                   --                  --
                                                                -------              -------             -------
        Total non-performing loans                               $1,393                 $866                $827
Other real estate owned                                              97                   97                 247
Other non-performing assets                                         150                  150                  --
                                                                    ---                  ---              ------
          Total non-performing assets                            $1,640               $1,113              $1,074
                                                                 ======               ======              ======

         Management is not aware of any other loans at September 30, 2002 which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. OREO was $97,000 at September 30, 2002 and December 31, 2001 compared to $246,500 at September 30, 2001. All but one parcel of OREO was in the Company's primary service area and consisted of two single-family dwellings and one building lot. The Bank's practice is to value OREO at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition. Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001. In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale. The purchase price of the bond in January 1999 was $190,000, which was written down during 2001 to its anticipated liquidation value of $150,000.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the adequacy of the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as special mention, substandard, doubtful or loss; additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans was 1.43%, 1.30% and 1.29% at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. At September 30, 2002 the ratio of the allowance for loan losses to non-performing loans was 150.6%, compared to 212.4% at December 31, 2001 and 212.7% at September 30, 2001.

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

         The provision for loan losses totaled $136,000 for the quarter ended September 30, 2002 and $75,000 for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, the provision for loan losses totaled $292,000 and $188,000, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to increase the allowance for loan losses.

Securities

         The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public deposits; the remaining portions are held or used to assist the Company in liquidity and asset liability management, and as income earning investments. During the first nine months of 2002, total securities increased 10.1% to $95.9 million, or 34.4% of total assets at September 30, 2002. At December 31, 2000, total securities were $87.2 million, or 34.9% of total assets and at September 30, 2001, total securities were $67.6 million, or 29.7% of total assets.

         The securities portfolio is segregated into two components: securities held to maturity and securities available for sale, in accordance with FASB 115. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of investment grade credit quality with short to medium term maturities. As the general interest rate levels have fallen over the past eighteen months and now seem to have stabilized, there is an increase in the probability that some of the higher yielding securities in the portfolio that have call options may be called by the issuers. This would result in the overall yield of the investment portfolio declining, as those funds would need to be reinvested at the current lower yields.

         The fully taxable equivalent annualized average yield on the entire portfolio was 7.38% for the third quarter and 7.40% for the first nine months of 2002, compared to 7.04% and 6.97% for the same periods in 2001. The market value of the entire portfolio exceeded the book value by $2.2 million at September 30, 2002.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is depository accounts. The Company's deposit base is comprised of demand deposits, interest checking, savings and money market accounts and other time deposits, also referred to as certificates of deposit. The Company' policy, generally, is not to accept deposits from out of state depositors or brokers. Accordingly, the Company's deposits are provided by individuals, businesses, and organizations located within the communities identified as our primary service areas.

         Total deposits grew by 12.0% between December 31, 2001 and September 30, 2002. The average aggregate interest rate paid on deposits was 2.93% in the third quarter of 2002 and 2.96% for the first nine months of 2002, compared to 4.00% and 3.95% for the same periods in 2001. Slightly more than half of the Company's deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2002:

                                                           September 30, 2002
                                                              Time Deposits
                                                          (Dollars in Thousands)

                   Three months or less                            $6,739
                   Three to twelve months                          14,235
                   Over twelve months                               8,819
                                                                    -----
                      Total                                       $29,793
                                                                  =======

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. The Company is cognizant of the need to maintain capital levels during periods of significant growth, and is continually evaluating options for raising additional capital through various available means. The Company's capital position continues to exceed regulatory minimums.

         Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines. A comparison of the Bank's actual regulatory capital as of September 30, 2002, with minimum requirements, as defined by regulation, is shown below:

                                            Minimum              Actual
                                          Requirements      September 30, 2002
                                          ------------      ------------------

        Tier 1 risk-based capital             4.0%               10.82%
        Total risk-based capital              8.0%               11.91%
        Leverage ratio                        3.0%                7.75%

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

         Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. Additionally, simulation model results for various interest rate scenarios are reviewed by the Company's asset-liability management committee to assist in modifying current pricing strategies for loans and deposits, as well as the general composition of the Company's earning assets and interest-bearing liabilities. As a significant portion of the Company's loans are indexed to the prime lending rate, the Company is what is referred to as "asset sensitive". Typical of this condition is an increase in net interest income when market interest rates are rising, and a decline in net interest income during periods of falling interest rates. This characteristic occurs because more assets than liabilities are subject to repricing as interest rates rise or fall. The Company's strategy has been, and remains, to be asset sensitive.

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

ITEM 3   CONTROLS AND PROCEDURES

         Within ninety days prior to the filing of this Report, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures that are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. In designing and evaluating the disclosure controls and procedures, management recognizes any controls and procedures, no matter how well designed and operated, can provide on reasonable assurance of achieving the desired control objectives, and management believes it has applied prudent judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         The Company carried out its evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, they concluded that, as of the date of this evaluation, the Company's disclosure controls are effective and adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports filed with or submitted to the Securities and Exchange Commission.

          Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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


                                     CENTRAL VIRGINIA BANKSHARES, INC.
                                     ---------------------------------
                                               (Registrant)


Date:  November 14, 2002             /s/Ralph Larry Lyons
                                     ------------------------------------------
                                     Ralph Larry Lyons, President and Chief
                                     Executive Officer (Principal Executive
                                     Officer)


Date:  November 14, 2002             /s/Charles F. Catlett, III
                                     ------------------------------------------
                                     Charles F. Catlett, III, Senior Vice
                                     President and Chief Financial Officer
                                     (Principal Financial Officer)

 CERTIFICATION


         I, Ralph Larry Lyons, President and Chief Executive Officer (Principal Executive Officer) of Central Virginia Bankshares, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Central Virginia Bankshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    November 14, 2002


                                                /s/Ralph Larry Lyons
                                                --------------------------------
                                                Ralph Larry Lyons, President and
                                                Chief Executive Officer

                                  CERTIFICATION


         I, Charles F. Catlett, III, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Central Virginia Bankshares, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Central Virginia Bankshares, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    November 14, 2002

                                                /s/Charles F. Catlett, III
                                                --------------------------------
                                                Charles F. Catlett, III, Senior
                                                Vice President and Chief
                                                Executive Officer