Form 10KSB
period 2002-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2003-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002   Commission file number:  000-24002


                        CENTRAL VIRGINIA BANKSHARES, INC.
                 (Name of small business issuer in its charter)

             Virginia                                 54-1467806
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $20.0 million.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $30,820,016 computed by reference to the last sales price of $16.00 per share as of February 28, 2003, on The Nasdaq Stock MarketSM, as reported in published financial sources.

         At February 28, 2003, there were 2,061,859 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes        No   X
             -----     -----

                       DOCUMENTS INCORPORATED BY REFERENCE


Document of the Registrant                    Form 10-KSB Reference Location
--------------------------                    ------------------------------

2003 Proxy Statement                          Part III

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

         Principal Market Area. The Bank's primary service area is Powhatan County and extends into Chesterfield, Cumberland and Henrico Counties, which had populations of 22,377, 259,903, 9,017 and 262,300 respectively, according to the 2000 census. The growth rate of these counties was 46.0%, 24.2%, 15.2% and 20.4%, respectively from the 1990 census. Similar growth rates are expected for the foreseeable future. The Bank's main office is located in the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. The Bank's branch offices are located in the Village Marketplace Shopping Center in the Village of Midlothian and the Market Square Shopping Center in Brandermill, both in Chesterfield County, on U.S. Route 60 near the courthouse and in Cartersville, both in Cumberland County, and in Wellesley in Henrico County. The Wellesley location was acquired from another financial institution in July 2001. The Bank's present intention is to continue concentrating its activities in its current service area, which the Bank believes is an attractive area in which to operate.

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

         Residential Mortgage Loans. Residential mortgage loans are generally made in amounts up to 80.0% of the appraised value of the security property. Residential mortgage loans are underwritten using specific qualification guidelines that are intended to assure that such loans may be eligible for sale into the secondary mortgage market. The Bank generally requires an appraisal by a licensed outside appraiser for all loans secured by real estate. In some isolated instances where the Bank is familiar with the subject property, the current assessed value or an assessment by Bank lenders may be accepted. The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank. The Bank originates residential mortgage loans that are sold in the secondary market. These loans are generally either one-year adjustable rate mortgages ("ARMs") or fifteen to thirty year fixed rate mortgages. Substantially all permanent residential mortgages made for the Bank's own portfolio are made as three-year ARMs.

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

         Real Estate Construction Lending. In general, the Bank does not actively solicit or originate construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings.

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

         Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank's market area. At December 31, 2002, commercial business loans were $26.7 million or 18.9% of the Bank's total loan portfolio, a majority of which were secured by real estate. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank's portfolio. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the overall condition of the industry sector. The Bank has historically made loans to small businesses involved in commercial logging and timber harvesting. This particular industry had been somewhat depressed for the past two years, and accordingly a high percentage of such loans are delinquent. Additionally, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 2002, the majority of the Bank's non-performing loans were commercial loans.

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

Employees

         The Company and the Bank had 90 full-time and 22 part-time employees at December 31, 2002. Employee relations have been good. The Bank sponsors a Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan.

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

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Company's revenues will result from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2002, the Bank declared $932,892 in dividends payable to the Company.

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

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2002, the Company and the Bank were classified as well capitalized.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         The main office of the Company and the Bank was built in 1978 and is a two-story building of brick construction, with approximately 8,500 square feet of floor space. It is located on Route 60 in the Village of Flat Rock in
Powhatan County. On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0 million in deposit liabilities. The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value. The branch facility is located in the Village of Flat Rock across Route 60 from the Bank's main office. This facility allows the Bank to service westbound traffic on Route 60 with its drive-in teller facility, and also houses the Bank's secondary market mortgage loan origination operation. In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993. The Bank's other branches are located in the Village of Midlothian in Chesterfield County and on U.S. Route 60 near the courthouse and in Cartersville, both in Cumberland County. The Midlothian branch is a one and one-half story building with approximately 3,000 square feet. The Cartersville location, which was originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. In June 1998 the Bank opened a 4,800 square foot branch located on
U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia. In July 2001, the Bank acquired a one-story, 2,800 square foot, two-year old branch facility of another financial institution located on Lauderdale Drive in Wellesley in Henrico County.

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         Central Virginia Bankshares, Inc common stock trades on The Nasdaq Stock MarketSM under the symbol "CVBK". As of February 28, 2003, the Company had approximately 832 shareholders of record.

         The following table shows dividends paid and the high and low trade prices by quarter for the past two years according to Nasdaq. The dividends paid and the high and low stock prices presented below have not been adjusted for the five (5) percent stock dividend paid in December 2002.

                                            2002                                             2001
                         --------------------------------------------    ---------------------------------------------
                                                         Dividends                                        Dividends
                          High Trade      Low Trade        Paid            High Trade      Low Trade        Paid
                          ----------      ---------        ----            ----------      ---------        ----

First Quarter                $12.44         $10.37           $.11            $11.25           $8.875        $.11
Second Quarter                15.56          11.99            .12             12.50           10.73          .11
Third Quarter                 14.87          11.29            .12             14.25           11.50          .11
Fourth Quarter                16.00          12.99            .12             12.50           10.54          .11


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company's net income for the year ended December 31, 2002 was $3,005,164, an increase of 48.8% compared to the previous year's net income of $2,019,300. This increase reflects a 25.2% increase in net interest income as well as a 37.8% increase in other income. The general stability of interest rates at historically low levels during 2002 contributed to the increase in net interest income. Interest and fees on loans decreased 7.4% to $10.9 million in 2002 as loans outstanding remained almost even from 2001 to 2002. The decrease in loan income reflects the effect of the reduction of the prime-lending rate during the year. Interest on securities increased 57.8% as the Company deployed funds from deposits and borrowings into the investment portfolio which had a 57.1% increase in average balance from $61.5 million in 2001 to $96.7 million in 2002. Other income increased due to growth in deposit fees and charges, fees from secondary market mortgage loan sales, ATM and other card related fees, earnings on bank owned life insurance and profits from the bank's title insurance subsidiary. Basic earnings per share in 2002 were $1.46 while on a diluted basis earnings per share were $1.40. In 2001 both basic and diluted earnings per share were $.99. All per share amounts presented reflect the 5% stock dividend paid December 13, 2002.

         For the year ended December 31, 2001, net income was $2,019,300, a decrease of 2.0% from the previous year. The continual decline in interest rates throughout the year resulted in a decrease in net interest income in spite of record levels of interest-earning assets. Average interest-earning assets increased 10.95% from $182.7 in 2000 to $202.7 million in 2001. The primary source of this increase was a 30.4% increase in average investment securities from $47.2 million in 2000 to $61.5 million in 2001. The increase in interest-earning assets was funded by a 17.6% increase in average total deposits which increased from an average of $157.2 million in 2000 to $184.9 million in 2001. In addition to the effects of net interest income on net income for the year, other income increased 16.7% and other expenses increased 5.8%. Net income per common share on both a basic and diluted basis was $.99 in 2001 compared to $1.02 in 2000.

         The Company's return on average equity was 13.5% in 2002, compared to 10.0% and 11.5% in 2001 and 2000, respectively. Return on average assets amounted to 1.12%, .93%, and 1.06% for these same periods.

         Net Interest Income. The Company's net interest income was $9,860,808 in 2002, compared to $7,876,279 and $7,917,254 for 2001 and 2000, respectively.
The 25.2% increase in 2002 reflects the effects of the decline in interest rates over the past two years. Total interest income increased 8.4% to $17.4 million in 2002 as the average balance of interest-earning assets increased 21.2% and the taxable equivalent yield dropped to 7.19% from 8.05% in 2001. Total interest expense decreased by 7.8% in spite of a 26.8% increase in the average balance of interest-bearing liabilities. During 2001, due to management's efforts to manage the cost of liabilities, net interest income declined less than 1%, reflecting the effects of the dramatic declines in interest rates during the year. At the end of 2001 the Company had adjusted its balance sheet composition to capitalize on the prevailing low interest rate environment.

         The following table sets forth the Company's average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.


                                                                Year Ended December 31,
                            ------------------------------------------------------------------------------------------------
                                        2002                              2001                             2000
                            ------------------------------    -----------------------------    -----------------------------
                             Average              Yield/       Average             Yield/       Average             Yield/
                             Balance   Interest    Rate        Balance   Interest   Rate        Balance   Interest   Rate
                             -------   --------    ----        -------   --------   ----        -------   --------   ----
                                                                (dollars in thousands)
Interest earning assets:
Federal funds sold             $5,551       $85      1.53%       $6,528      $231     3.54%       $2,416      $154    6.37%
                               ------       ---      -----       ------      ----     -----       ------      ----    -----

Securities: (5)
  U.S. Treasury and other
    U.S. government
    agencies and corporations $44,443    $3,017     6.79%       $25,540    $1,703    6.67%       $16,897    $1,089    6.44%
  States and political
    subdivisions (3)           23,705     1,671     7.05%        23,236     1,670    7.19%        23,597     1,716    7.27%
  Other securities             28,543     2,010     7.04%        12,757       955    7.49%         6,682       534    7.99%
                               ------               -----        ------       ---    -----         -----       ---    -----

    Total securities (3)       96,691     6,698     6.93%        61,533     4,328    7.03%        47,176     3,339    7.08%
                               ------     -----     -----        ------     -----    -----        ------     -----    -----

Loans (1)(2)(3)(4)            143,553    10,884     7.58%       134,670    11,770    8.74%       133,131    12,422    9.33%
                              -------    ------     -----       -------    ------    -----       -------    ------    -----

  Total interest-earning
    assets (3)               $245,795   $17,667     7.19%      $202,731   $16,329    8.05%      $182,723   $15,915    8.71%
                             ========   =======     =====      ========   =======    =====      ========   =======    =====

Interest bearing
liabilities:
Deposits:
  Interest bearing demand     $40,968      $631     1.54%       $34,536      $797    2.31%       $31,926      $925    2.90%
  Savings                      33,543       869     2.59%        20,285       624    3.08%        18,582       603    3.25%
  Other time                  120,377     5,325     4.42%       106,457     6,294    5.91%        85,271     5,026    5.89%
                              -------     -----     -----       -------     -----    -----        ------     -----    -----

    Total deposits            194,888     6,825     3.50%       161,278     7,715    4.78%       135,779     6,554    4.83%

Federal funds purchased
  and securities sold under
  repurchase agreements         1,335        26     1.95%           170         7    4.12%         1,065        64    6.01%
FHLB borrowings                20,655       696     3.37%        10,384       466    4.49%        16,602     1,081    6.51%
Long-term debt                      -         -     0.00%           12          1    8.33%            20         2   10.00%
                              -------  --------     -----     --------   --------    -----     ---------  --------   ------
   Total interest-bearing
    Liabilities              $216,878    $7,547     3.48%      $171,844    $8,198    4.77%      $153,466    $7,701    5.02%
                             ========    ======     =====      ========    ======    =====      ========    ======    =====

Net interest spread                     $10,120     3.71%                  $8,140    3.28%                  $8,214    3.69%
                                        =======     =====                  ======    =====                  ======    =====

Net interest margin                                 4.12%                            4.02%                            4.50%
                                                    =====                            =====                            =====

------------------
(1)  Installment  loans are stated net of  unearned  income.
(2)  Average  loan balances include nonaccrual loans.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(4) Interest income on loans includes loan fees of $565,453 in 2002, $577,506 in 2001, and $424,169 in 2000.
(5)  Includes securities available for sale and securities held to maturity.

         The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company's net interest margin was 4.12% in 2002, compared to 4.02% during 2001 and 4.50% in 2000. The net interest margin increased in 2002 as interest rates were lowered slightly throughout the year. The yield on average interest-earning assets for the year was 7.19% in 2002 compared to 8.05% in 2001 while the average balance increased 21.3% to $245.8 million. The net interest margin decreased in 2001 from 2000 following the dramatic reduction in interest rates during 2001. The tax-equivalent yield on interest earning assets decreased to 8.05% in 2001 from

8.71% in 2000. The cost of funds decreased to 3.48% in 2002 from 4.77% in 2001 and 5.02% in 2000. These decreases reflect the changes in rates during these time periods.

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

                                                  2002 Compared to 2001                  2001 Compared to 2000
                                            -----------------------------------   -------------------------------------
                                             Volume        Rate         Net         Volume       Rate          Net
                                            ----------  -----------  ----------   -----------  ----------   -----------
                                                                      (dollars in thousands)
Interest income
Federal funds sold                              ($31)       ($115)      ($146)          $105       ($28)           $77
                                                -----       ------      ------          ----       -----           ---
Securities:  (1)
  U.S. Treasury and other U. S.
    government agencies and
    corporations                                1,282           32       1,314           575          39           614
  States and political subdivisions (2)            17         (16)           1          (26)        (20)          (46)
  Other securities                              1,108         (53)       1,055           453        (32)           421
                                                -----         ----       -----           ---        ----           ---
    Total  securities                           2,407         (37)       2,370         1,002        (13)           989
                                                -----         ----       -----         -----        ----           ---

Loans (2)                                         878      (1,764)       (886)           146       (798)         (652)
                                                  ---      -------       -----           ---       -----         -----
    Total interest income                      $3,254     ($1,916)      $1,338        $1,253      ($839)          $414
                                               ======     ========      ======        ======      ======          ====

Interest expense:
Deposits:
  Interest bearing demand                        $210       ($376)      ($166)           $87      ($215)        ($128)
  Savings                                         322         (77)         245            48        (27)            21
  Other time                                    1,047      (2,016)       (969)         1,253          15         1,268
                                                -----      -------       -----         -----          --         -----
    Total deposits                              1,579      (2,469)       (890)         1,388       (227)         1,161
Federal funds purchased and securities
   sold under repurchase agreements                21          (2)          19          (42)        (15)          (57)
FHLB advances                                     307         (77)         230         (336)       (279)         (615)
Long-term debt                                    (1)          (0)         (1)           (1)         (0)           (1)
                                                  ---          ---         ---           ---         ---           ---
    Total interest expense                     $1,906     ($2,548)      ($642)        $1,009      ($521)          $488
                                               ======     ========      ======        ======      ======          ====
Increase (decrease) in net interest
   Income                                      $1,348         $632      $1,980          $244      ($318)         ($74)
                                               ======         ====      ======          ====      ======         =====

-----------------
(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis.

         Non-Interest Income. For the year ended December 31,2002 non-interest income increased $698,789, or 37.8% over 2001. Significant increases were in sales of non-deposit investment products which increased $123,551 or 242.1% over 2001, and the increase in net cash surrender value of our investment in bank-owned life insurance which increased $284,594. The bank-owned life insurance was purchased at the end of 2001. In addition, ATM and other card related fees increased $73,995, or 44.3% as the Company placed three cash dispensing machines (ATM's) in retail establishments and a downtown Richmond office building.

         The Company's non-interest income increased 16.7%, or $264,813 to $1,848,691 in 2001 compared to $1,583,878 in 2000. Deposit fees and charges increased 5.3% while the other categories increased 38.7%. Primarily, this increase is attributed to our secondary mortgage market originations, ATM and other card related fees, and earnings of our insurance subsidiary. In addition, the Company realized gains on sales of securities in the amount of $28,460 during 2001 whereas there was no activity in this category in the previous year.

         Non-Interest Expenses. Total non-interest expenses increased 17.4% to $7.8 million in 2002 compared to $6.7 million in 2001. Salaries and wages increased by 17.9%, while pensions and other employee benefits increased 33.4%. These increases are due in part to the personnel additions from the Company's acquisition of the Wellesley branch location in July 2001, as a full year of costs are included in 2002 versus six months in 2001. The increase in pensions and other employee benefits is partially offset by the recognized earnings from the investment in bank-owned life insurance. An increase of 17.2% in occupancy expense relates primarily to the acquired branch. Legal and professional fees increased 47.7% due in part to increased levels of both accounting and legal reviews required prior to the release of financial statements to the public.

         In 2001, the Company's non-interest expenses increased 5.8%, or $363,688 compared to the previous year. This increase is primarily attributable to expenses related to the new Wellesley branch location in Henrico County, which was acquired from another financial institution in July 2001. In addition to expenses related to the new branch and it's personnel, pensions and other employee benefits increased 24.6% due to increases in the costs of medical insurance coverage and a full year of company matching contributions to the 401-K plan adopted in April 2000. Increases in equipment repairs and maintenance of 19.6%, office supplies, telephone, and postage of 18.1% and taxes and licenses of 14.7% all are attributable to the growth of the company, including the new branch office.

         Income Taxes. The Company reported income taxes of $1,131,313 in 2002, compared to $747,429 in 2001 and $732,629 in 2000. These amounts yielded effective tax rates of 27.4%, 27.0%, and 26.2%, respectively.

Financial Condition

         Loan Portfolio. The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service area of Powhatan, Cumberland, western Chesterfield, and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company generally does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

         Net loans outstanding increased $243,548 from year-end 2001 to year-end 2002 compared to an increase of $7.0 million or 5.3% from year-end 2000 to year-end 2001. The loan to deposit ratio was 59.5% at December 31, 2002, compared to 67.9% at December 31, 2001 and 79.8% at December 31, 2000.

         The following table summarizes the Company's loan portfolio, net of unearned income:

                                                                           At December 31,
                                                           ------------------------------------------------
                                                               2002              2001              2000
                                                               ----              ----              ----
                                                                     (dollars in thousands)
           Commercial                                           $26,728           $30,879           $22,290
           Real Estate:
              Mortgage                                           66,746            60,851            60,188
              Home equity                                         5,640             5,082             4,334
              Construction                                       30,006            24,288            20,022
                                                                 ------            ------            ------
                 Total real estate                             $102,392           $90,221           $84,544
           Bank cards                                               837               845               840
           Installment                                           11,625            19,505            26,732
                                                                 ------            ------            ------
                                                                141,582           141,450           134,406
           Less unearned income                                    (88)             (200)              (364)
                                                                   ----             -----            ------
                                                                141,494           141,250           134,042
           Allowance for loan losses                            (2,102)           (1,839)            (1,658)
                                                                -------           -------           -------
           Loans, net                                          $139,392          $139,411          $132,384
                                                               ========          ========          ========

         As shown in the above table, the total amount of real estate loans outstanding increased by $12.2 million in 2002 and by $5.7 million in 2001. During 2002, the amount of installment loans decreased by $7.9 million from 2001, compared to a decrease of $7.2 million in 2001 from 2000. Commercial, financial and agricultural production loans decreased by $4.1 million in 2002 compared to an increase of $8.6 million in 2001.

         At December 31, 2002, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

         The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2002. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

                                                                          Maturing
                                                 -----------------------------------------------------------
                                                                After One
                                                  Within One    but Within        After
                                                     Year       Five Years      Five Years        Total
                                                     ----       ----------      ----------        -----
                                                                   (dollars in thousands)

              Commercial                               $1,864        $18,645          $6,219        $26,728
              Real Estate:
                Mortgage                                  424          7,199          59,123         66,746
                Home equity                                 -            529           5,111          5,640
                Construction                            1,642         20,854           7,510         30,006
                                                        -----         ------           -----         ------
              Total real estate                         2,066         28,582          71,744        102,392

              Bank cards                                    -              -             837            837
              Installment                                 481         10,507             549         11,537
                                                          ---         ------             ---         ------
                                                       $4,411        $57,734         $79,349       $141,494
                                                       ======        =======         =======       ========
              Loans maturing with:
                Fixed interest rates                                                                $26,243
                Variable interest rates                                                             115,251
                                                                                                    -------
                                                                                                   $141,494


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

         Non-performing loans totaled $1,229,609 at December 31, 2002, compared to $866,660 at December 31, 2001 and $1,332,871 at December 31, 2000. The
increase in non-performing loans in 2002 reflects an increase in loans 90 days past due and still accruing interest while the decrease in non-performing loans in 2001 reflects changes in loans accounted for on a non-accrual basis. All of these loans are well secured by real estate and no significant losses are anticipated regardless of the resolution.

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

         Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $97,000 at both

December 31, 2002 and 2001, compared to $246,500 at December 31, 2000. All but one parcel of foreclosed property held at December 31, 2002 was in the Company's primary service area and consisted of two single-family dwellings and one building lot. The Bank has incurred current period expenses related to carrying OREO on its books of $2,400 in 2002, $5,000 in 2001,and $20,000 in 2000. The
Bank's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

         Management does not believe that the level of non-performing loans in 2002 reflects any systemic problem in the Company's loan portfolio. However, there is some uncertainty with regard to the financial strength of several borrowers involved in the commercial timber industry, as that sector has experienced a significant decline. At December 31, 2002, non-accrual loans totaled $258,281 compared to $484,460 at December 31, 2001 and $950,249 at December 31, 2000. Based on our present knowledge of the status of individual and corporate creditors and the overall economy, management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans were on a non-accrual status at December 31, 2002.

         The following table summarizes non-performing assets:

                                                                                           At December 31,
                                                                                --------------------------------------
                                                                                   2002         2001         2000
                                                                                   ----         ----         ----
                                                                                       (dollars in thousands)


Loans accounted for on a non-accrual basis                                             $258         $484         $950
Loans contractually past due 90 days or more as to interest or
   principal payments (not included in non-accrual loans above)                         971          382          383
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due
   90 days or more above)                                                                 -            -            -
                                                                                     ------       ------       ------
      Total non-performing loans                                                     $1,229         $866       $1,333
Other real estate owned                                                                  97           97          247
Other non-performing assets                                                             150          150            0
                                                                                        ---          ---            -
      Total non-performing assets                                                    $1,476       $1,113       $1,580
                                                                                     ======       ======       ======

         Loans 90 days or more past due are placed on non-accrual status unless well secured and in the process of collection.

         In 2002, $5,952 of interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 2001 and 2000, $2,288 and $55,522 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year usually exceeds net charge-offs.

         The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

                                                                                   For the Year Ended December 31,
                                                                               ----------------------------------------
                                                                                   2002          2001         2000
                                                                                   ----          ----         ----
                                                                                       (dollars in thousands)

Gross interest income that would have been recorded if the loans
  had been current and in accordance with their original terms                     $22            $36          $67
Interest income included in income on the loans                                      -              -          ---


         Management is not aware of any other loans at December 31, 2002, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

         Management has analyzed the potential risk of loss on the Company's loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company's loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly. Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level of reserves. The ratio of the allowance for loan losses to total loans was 1.49% at December 31, 2002, compared to 1.30% at December 31, 2001 and 1.24% at December 31, 2000. Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. At December 31, 2002 the ratio of the allowance for loan losses to non-performing loans was 171.0%, compared to 212.1% and 124.4% at December 31, 2001 and 2000, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

         The following table summarizes changes in the allowance for loan losses:

                                                                                2002           2001          2000
                                                                                ----           ----          ----
                                                                                      (dollars in thousands)

Balance at beginning of period                                                $1,839         $1,658          $1,487

Charge-offs:
   Commercial, financial and agricultural                                        131             28              74
   Real estate mortgage                                                            3             18              54
   Installment loans to individuals                                               75            184             165
                                                                                 ---            ---             ---
      Total                                                                      209            230             293
Recoveries on previous loan losses:
   Commercial, financial and agricultural                                          -             72              10
   Installment loans to individuals                                               32             51              52
                                                                                  --             --              --
      Total                                                                       32            123              62
                                                                                  --            ---              --
Net charge-offs                                                                (177)          (107)           (231)
Provision charged to operations                                                  440            288             402
                                                                                 ---            ---             ---
Balance at end of period                                                      $2,102         $1,839          $1,658
                                                                              ======         ======          ======
Ratio of net loan losses to average net loans outstanding:
   Net charge-offs                                                              $177           $107            $231
   Average net loans                                                         141,576        132,934         131,587
                                                                             -------        -------         -------
                                                                                0.13          0.08%           0.18%
                                                                                ----          -----           -----
Ratio of allowance for loan losses to total loans, net of unearned income:
   Allowance for loan losses                                                  $2,102         $1,839          $1,658
   Total loans at period end                                                 141,494        141,250         134,042
                                                                             -------        -------         -------
                                                                               1.49%          1.30%           1.24%
                                                                               -----          -----           -----
Ratio of allowance for loan losses to non-performing loans:
   Allowance for loan losses                                                  $2,102         $1,839          $1,658
   Non-performing loans                                                        1,229            866           1,333
                                                                               -----            ---           -----
                                                                             171.03%        212.11%         124.38%
                                                                             -------        -------         -------

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

         The provision for loan losses totaled $440,000 for the year ended December 31, 2002, $288,000 and $401,500 for the years ended December 31, 2001 and 2000, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

         The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each category of loans:

                                                                     At December 31,
                         --------------------------------------------------------------------------------------------------------
                                       2002                                2001                               2000
                         ---------------------------------    -------------------------------    --------------------------------
                                               Percentage
                         Reserve   Percentage  of Loans       Reserve  Percentage               Reserve   Percentage
                           for     of Reserve   Category      for      of Reserve Percentage      for     of Reserve  Percentage
                           Loan     for Loan   to Total        Loan    for Loan    of Total       Loan     for Loan   of Total
                          Losses     Losses      Loans        Losses    Losses      Loans        Losses     Losses      Loans
                          ------     ------      -----        ------    ------      -----        ------     ------      -----
                                                                  (dollars in thousands)


Commercial                   $451         21%         19%        $531        29%         22%        $295         18%         17%
Real estate construction      691         33%         21%         242        13%         17%         212         13%         15%
Real estate mortgage (1)      792         38%         51%         830        45%         47%         831         50%         48%
Installment (2)               169          8%          9%         236        13%         14%         320         19%         20%
                              ---          --          --         ---        ---         ---         ---         ---         ---
                           $2,103        100%        100%      $1,839       100%        100%      $1,658        100%        100%
                           ======        ====        ====      ======       ====        ====      ======        ====        ====

------------------
(1) Includes home-equity loans.
(2) Includes bank cards.

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

Securities

         The Company's investment securities portfolio serves several purposes, primarily, liquidity, safety, and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset liability management purposes. During 2002, total securities increased 29.4% to $112.8 million or 39.6% of total assets, principally due to the influx of funds available for investment as a result of the strong deposit growth coupled with minimal growth in loans. Throughout the year the Company has consciously increased its marketable securities holdings supported by borrowings, in light of the historically low interest rate environment, to increase net interest income. During the prior year 2001, total securities increased by 95.9% to $87.2 million or 35% of total assets.

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

         The following table summarizes the book value of the Company's securities held to maturity at the date indicated:

                                                                     Book Value at December 31,
                                                              ------------------------------------------
                                                                  2001           2000          2000
                                                                  ----           ----          ----
                                                                       (dollars in thousands)


          States and political subdivisions                        $12,999         $13,706      $13,420
                                                                   =======         =======      =======

         The following table summarizes the book value of the Company's securities available for sale at the dates indicated.

                                                                     Book Value at December 31,
                                                              ------------------------------------------
                                                                  2002           2001          2000
                                                                  ----           ----          ----
                                                                       (dollars in thousands)

          U. S. Treasuries                                           $   -          $1,004        $   -
          U. S. government agencies and corporations                41,724          30,966       13,405
          Bank eligible preferred and equities                       5,680           3,022        2,876
          Mortgage-backed securities                                 8,771           7,171        2,844
          Corporate and other debt                                  29,867          20,455        2,763
          States and political subdivisions                         11,773          11,014        9,858
                                                                    ------          ------        -----
                                                                   $97,815         $73,632      $31,746
                                                                   =======         =======      =======

         The book value and average yield of the Company's securities, including securities available for sale, at December 31, 2002, by contractual maturity, are reflected in the following table. Actual maturities can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond's contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date.


                                                                                                U. S. Treasury and
                                           States and Political         Mortgage-Backed        other U. S. Agencies
                                               Subdivisions               Securities             and Corporations
                                          -----------------------    ----------------------    ----------------------
                                                       Weighted                  Weighted                  Weighted
                                                       Average                   Average                    Average
                                            Amount      Yield         Amount      Yield          Amount      Yield
                                            ------      -----         ------      -----          ------      -----
                                                                    (Dollars in thousands)

Due in one year or less                         $675     6.80%          $ -         0.00%           $ 300      5.13%
Due after one year through five years          4,450     6.00%             734      6.22%           3,030      3.78%
Due after five years through ten years         4.708     6.87%           1,101      6.62%           4,031      4.21%
Due after ten years                           14,939     6.69%           6,936      4.97%          34,363      6.97%
                                              ------     -----           -----      -----          ------      -----
     Total                                   $24,772     6.78%          $8,771      5.28%         $41,724      6.46%
                                             =======     =====          ======      =====         =======      =====

                                                Corporate
                                                  Debt                       Totals
                                          -----------------------    ----------------------
                                                        Weighted                   Weighted
                                                        Average                    Average
                                              Amount     Yield         Amount       Yield
                                              ------     -----         ------       -----
                                                         (Dollars in thousands)

Due in one year or less                        $ 706     6.21%          $1,681      6.25%
Due after one year through five years          7,319     7.31%          15,533      6.48%
Due after five years through ten years        13,571     7.38%          23,411      6.69%
Due after ten years                            8,271     7.00%          64,509      6.69%
                                               -----     -----          ------      -----
     Total                                   $29,867     7.22%        $105,134      6.65%
                                             =======     =====        ========      =====

         As shown in the table above, approximately $1,681,000 or 1.6% of the total portfolio will mature in one year or less while $15.5 million or 14.8% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 6.93% for 2002, compared to 7.03% for 2001 and 7.08% for 2000. The market value of the entire portfolio exceeded the book value by approximately $2.5 million at December 31, 2002, while the book value and the market value were approximately equal at December 31, 2001.

Deposits and Short-Term Borrowings

         The Company's predominate source of funds is deposit accounts. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

         As shown in the following table, average total deposits grew by 20.18% in 2002 and 17.62% in 2001. The average aggregate interest rate paid on deposits was 3.07% in 2002, compared to 4.17% for both 2001 and 2000. The majority (54%) of the Company's deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

         The following table is a summary of average deposits and average rates paid:

                                                                     At December 31,
                            ---------------------------------------------------------------------------------------------------
                                        2002                               2001                              2000
                            ------------------------------    -------------------------------    ------------------------------
                             Average   Interest  Average       Average   Interest   Average       Average   Interest  Average
                             Balance     Paid      Rate        Balance     Paid      Rate         Balance    Paid      Rate
                             -------     ----      ----        -------     ----      ----         -------    ----      ----
                                                                 (dollars in thousands)

Non-interest bearing
  demand deposits             $27,345       $ -        -%       $23,639       $ -         -%       $21,443      $ -         -%
Interest bearing demand
  deposits                     40,968       631     1.54%        34,536       797      2.31%        31,926      925      2.90%
Savings deposits               33,543       869     2.59%        20,285       624      3.08%        18,582      603      3.25%
Time deposits                 120,377     5,325     4.42%       106,457     6,294      5.91%        85,271    5,026      5.89%
                              -------     -----     -----       -------     -----      -----        ------    -----      -----
    Total                    $222,233    $6,825     3.07%      $184,917    $7,715      4.17%      $157,222   $6,554      4.17%
                             ========    ======     =====      ========    ======      =====      ========   ======      =====

         The company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2002:

                            Time Deposits > $100,000
                                 (in thousands)

                   Three months or less                $  5,340
                   Three to twelve months                13,843
                   One year to three years                6,131
                   Over three years                       3,933
                                                       --------
                                                       $ 29,247

Capital Resources

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

         The Bank's capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank's Tier 1 Capital ratio was 10.6% at December 31, 2002, compared to 10.7% at December 31, 2001 and 12.6% at December 31, 2000. The Total Capital ratio was 11.6% at December 31, 2002, compared to 11.8% and 13.8% at December 31, 2001 and 2000, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2002, the Bank's Leverage ratio was 7.6% compared to 8.1% at
December 31, 2001 and 9.3% at December 31, 2000. Each of these exceeds the required minimum leverage ratio of 3.00%. The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, is cognizant of the eventual need for additional capital to support further expansion or acquisitions.

Management has evaluated different means of increasing capital in addition to earnings retention, and is prepared to take the necessary action when such additional capital is required.

         The following tables show risk based capital ratios and stockholders equity to total assets for the Company and it's principal subsidiary, Central Virginia Bank:

                                                                            December 31,
                                                  -----------------------------------------------------------------
                                                    Regulatory
                                                      Minimum           2002             2001            2000
                                                      -------           ----             ----            ----

Consolidated
        Tier 1 risk-based capital                        4.0%           11.3%            11.5%           12.4%
        Total risk-based capital                         8.0%           12.4%            12.5%           13.4%
        Leverage ratio                                   3.0%            8.2%             8.7%           10.0%
        Stockholders' equity to total assets             N/A             8.6%             8.4%            9.5%

Central Virginia Bank
        Tier 1 risk-based capital                        4.0%           10.6%            10.7%           12.6%
        Total risk-based capital                         8.0%           11.6%            11.8%           13.8%
        Leverage ratio                                   3.0%            7.6%             8.1%            9.3%

         The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. Total stockholders' equity increased by $3.7 million in 2002 as the result of earnings retention and the improvement in accumulated other comprehensive income. Total stockholders' equity increased by $1.7 million during 2001 primarily as a result of earnings retention. The return on average equity was 13.5% in 2002, compared to 10.0% in 2001 and 11.5% in 2000. Total cash dividends were paid representing 31% of net income for 2002, while dividends represented 42% of net income for 2001 and 38% for 2000. Book value per share was $11.90 at December 31, 2002, compared to $10.18 at December 31, 2001 and $9.44 at December 31, 2000.

         The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2002, the Bank had $4.5 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

         At December 31, 2002, the Company had a negative 12-month gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

         The following table summarizes the contractual repayment terms or nearest repricing dates of the Company's interest earning assets and interest bearing liabilities at December 31, 2002:

                                                  Within           4-12            1-5            Over
                                                 3 Months         Months          Years          5 Years          Total
                                               --------------  -------------   -------------  --------------  --------------
                                                                          (dollars in thousands)

Interest Earning Assets:
  Federal funds sold                                  $7,542       $ -             $ -             $ -               $7,542
  Securities available for sale                       25,739         18,241          24,218          31,592          99,790
  Securities held to maturity                          1,411          2,391           4,600           4,597          12,999
  Loans                                               63,528          9,825          61,554           6,587         141,494
                                                      ------          -----          ------           -----         -------
    Total interest-earning assets                    $98,220        $30,457         $90,372         $42,776        $261,825
                                                     =======        =======         =======         =======        ========

Funding Sources:
  Deposits:
    Interest bearing demand                               $-         $4,421          $4,421         $35,365         $44,207
    Savings                                                -         33,669           4,209           4,209          42,087
    Time deposits, $100,000 and over                   5,340         13,844          10,064               -          29,248
    Other time deposits                               20,469         42,308          30,197               -          92,974
  Federal funds purchased and securities
     sold under repurchase agreements                    438              -               -               -             438
  FHLB advances
     Term                                             11,000          5,000               -               -          16,000
     Overnight                                         5,000             -                -               -           5,000
                                                       -----             --              --              --           -----

    Total funding sources                            $42,247        $99,242         $48,891         $39,574        $229,954
                                                     =======        =======         =======         =======        ========

Period gap                                           $55,973      ($68,785)         $41,481          $3,202         $31,871
                                                     =======      =========         =======          ======         =======

Cumulative gap                                       $55,973      ($12,812)         $28,669         $31,871
                                                     =======      =========         =======         =======

Ratio of cumulative gap to total
  earning assets                                      21.38%         -4.89%          10.95%          12.17%
                                                      ======         ======          ======          ======

         Of the amount of loans due after 12 months, $46.2 million had floating or adjustable rates of interest and $21.9 million had fixed rates of interest.

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

ITEM 7.  FINANCIAL STATEMENTS

         The  following   consolidated   financial  statements  and  independent
auditors' report thereon are filed as a part of this report following Item 13:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001
              and 2000
         Consolidated Statements of Cash Flows for the Years Ended December 31,
              2002, 2001, 2000
         Notes to Consolidated Financial Statements

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


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information set forth under the heading "ELECTION OF DIRECTORS; SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive 2003 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 29, 2003 (the "2003 Proxy Statement") is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Information set forth under the heading "REMUNERATION" of the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information  set  forth  under  the  heading  "Security   Ownership  of
Management" and "Security Ownership of Certain Beneficial Owners" of the 2003 Proxy Statement, is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Certain Transactions" of the 2003 Proxy Statement is hereby incorporated by reference.

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

         21.1     Subsidiaries of the Registrant (filed herewith).

         23.1     Consent of Mitchell, Wiggins & Company, LLP (filed herewith).

         99.1     Statement of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350.

         99.2     Statement of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350.

(b)     Reports on Form 8-K
        -------------------

         No reports on Form 8-K were filed during the quarter ended December 31, 2002.


         With the exception of the information herein expressly incorporated by reference, the 2003 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES

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

                        CENTRAL VIRGINIA BANKSHARES, INC.

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2002

                                 C O N T E N T S



INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                          2 - 3

     Consolidated statements of income                                    4 - 5

     Consolidated statements of stockholders' equity                          6

     Consolidated statements of cash flows                                7 - 8

     Notes to consolidated financial statements                          9 - 33

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Mitchell, Wiggine & Company, LLP



Richmond, Virginia
January 17, 2003

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

ASSETS                                                                              2002                 2001
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $ 9,304,664          $ 8,103,189

Federal funds sold                                                                  7,542,000                    -
                                                                                  -----------          -----------

           Total cash and cash equivalents                                         16,846,664            8,103,189
                                                                                  -----------          -----------

Securities available for sale (Note 3)                                             99,789,868           73,447,242



Securities held to maturity (approximate market value
     2002 $13,499,461; 2001 $13,866,773) (Note 3)                                  12,999,437           13,705,639
                                                                                  -----------          -----------
           Total securities                                                       112,789,305           87,152,881
                                                                                  -----------          -----------



Mortgage loans held for sale                                                        1,246,580                    -
                                                                                  -----------          -----------


Loans (Notes 4, 13, and 14)
     Commercial                                                                    26,727,552           30,878,707
     Real estate:
        Mortgage                                                                   66,745,774           60,851,541
        Home equity                                                                 5,639,913            5,081,698
        Construction                                                               30,006,442           24,288,004
     Bank cards                                                                       836,852              845,022
     Installment                                                                   11,625,033           19,505,064
        Less unearned discount                                                       (87,893)            (199,912)
                                                                                  -----------          -----------

           Loans, net of unearned discount                                        141,493,673          141,250,124
     Allowance for loan losses                                                    (2,101,698)          (1,839,398)
                                                                                  -----------          -----------
           Loans, net                                                             139,391,975          139,410,726
                                                                                  -----------          -----------

Bank premises and equipment, net (Note 5)                                           5,036,663            5,212,162
Accrued interest receivable                                                         1,792,668            1,669,870
Other assets                                                                        7,982,205            7,874,558
                                                                                  -----------          -----------
                                                                                $ 285,086,060        $ 249,423,386
                                                                                =============        =============

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                               2002               2001
------------------------------------------------------------------------------------------------------------------
Liabilities
     Deposits:
        Demand deposits                                                           $ 29,472,821        $ 25,997,211
        Interest bearing demand deposits, MMDA
           and NOW accounts                                                         44,207,270          38,238,658
        Savings deposits                                                            42,086,783          23,557,599
        Time deposits, $100,000 and over:  (Note 7)
           Retail certificates of deposit                                           24,745,777          23,984,491
           Retirement accounts                                                       4,501,664           3,812,803
        Other time deposits:  (Note 7)
           Retail certificates of deposit                                           78,597,282          79,978,065
           Retirement accounts                                                      14,376,780          12,458,550
                                                                                    ----------          ----------
                                                                                   237,988,377         208,027,377

     Federal funds purchased and securities
        sold under repurchase agreements                                               438,000           4,763,000
     FHLB borrowings (Note 8)                                                       21,000,000          15,000,000
     Note payable (Note 9)
                                                                                             -               9,000
     Accrued interest payable                                                          380,810             437,127
     Other liabilities                                                                 779,662             359,358
                                                                                   -----------         -----------
                                                                                   260,586,849         228,595,862
                                                                                   -----------         -----------

Commitments and Contingencies (Note 13)

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized; 2,059,197
        and 1,949,229 shares issued and out-
        standing in 2002 and 2001, respectively                                      2,573,997           2,436,537
     Surplus                                                                         6,082,371           4,573,213
     Retained earnings                                                              14,541,849          13,938,489
     Accumulated other comprehensive
        income                                                                       1,300,994           (120,715)
                                                                                     ---------           --------
                                                                                    24,499,211          20,827,524
                                                                                    ----------          ----------

                                                                                 $ 285,086,060       $ 249,423,386
                                                                                 =============       =============

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002, 2001, and 2000


                                                                       2002            2001             2000
Interest income:
    Interest and fees on loans                                      $ 10,875,799     $ 11,748,661     $ 12,375,451

    Interest on securities and federal funds sold:
       U. S. government agencies and corporations                      3,010,418        1,688,414        1,065,319
       U. S. Treasury securities                                           6,163           14,727           23,378
       States and political subdivisions                               1,420,429        1,426,744        1,465,540
       Corporate and other                                             2,010,031          955,352          534,248
       Federal funds sold                                                 85,469          231,469          154,000
                                                                       6,532,510        4,316,706        3,242,485
                                                                     ----------------------------------------------
                                                                      17,408,309       16,065,367       15,617,936
                                                                     ----------------------------------------------

Interest expense:
    Interest on deposits                                               6,824,791        7,715,126        6,554,066
                                                                     ----------------------------------------------
    Interest on borrowings:
       Federal funds purchased and
          securities sold under repurchase agreements                     26,248            7,266           63,650
       FHLB borrowings                                                   696,282          465,796        1,081,346
       Note payable                                                          180              900            1,620
                                                                     ----------------------------------------------
                                                                         722,710          473,962        1,146,616
                                                                       7,547,501        8,189,088        7,700,682
                                                                     ----------------------------------------------
          Net interest income                                          9,860,808        7,876,279        7,917,254
                                                                     ----------------------------------------------

Provision for loan losses (Note 4)                                       440,000          288,000          401,500
                                                                     ----------------------------------------------
          Net interest income after
            provision for loan losses                                  9,420,808        7,588,279        7,515,754
                                                                     ----------------------------------------------

Other income:
    Deposit fees and charges                                           1,291,770        1,186,536        1,126,872
    Bank card fees                                                       241,015          167,020          107,549
    Increase in cash surrender value of life insurance                   288,125            3,531                -
    Secondary mortgage market loan interest and fees                     279,498          256,056          177,731
    Investment and insurance commissions                                 174,578           51,027           71,025
    Realized gain on sales of securities
       available for sale                                                114,359           28,460                -
   Other                                                                 158,135          156,061          100,701
                                                                     ----------------------------------------------
                                                                      2,547,480        1,848,691        1,583,878
                                                                     ----------------------------------------------

Other expenses:
    Salaries and wages                                                 3,239,570        2,748,789        2,670,980
    Pensions and other employee benefits                               1,088,910          816,585          655,143
    Occupancy expense                                                    361,295          308,360          297,757
    Equipment depreciation                                               591,389          587,890          546,870
    Equipment repairs and maintenance                                    281,889          264,957          221,634

                                   (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 2002, 2001, and 2000

                                                                          2002           2001            2000
-------------------------------------------------------------------------------------------------------------------

Other expenses (Continued):
    Advertising and public relations                                     159,529         131,303        122,356
    Federal insurance premiums                                            35,862          27,548         31,143
    Office supplies, telephone, and postage                              474,088         455,036        385,384
    Taxes and licenses                                                   150,591         146,446        127,641
    Legal and professional fees                                          160,867         108,936        285,015
    Other operating expenses                                           1,287,821        1,074,391       962,630
                                                                    --------------------------------------------
                                                                       7,831,811       6,670,241      6,306,553
                                                                    --------------------------------------------
          Income before income taxes                                   4,136,477       2,766,729      2,793,079

Income taxes (Note 10)                                                 1,131,313         747,429        732,629
                                                                    --------------------------------------------

          Net income                                                 $ 3,005,164     $ 2,019,300    $ 2,060,450
                                                                    ============================================
Basic earnings per share                                                $   1.46        $   0.99       $   1.02
                                                                    ============================================
Diluted earnings per share                                              $   1.40        $   0.99       $   1.02
                                                                    ============================================



See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001, and 2000

                                                                                                Accumulated
                                                                                                   Other
                                                          Common                   Retained    Comprehensive
                                                           Stock      Surplus      Earnings        Income         Total
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                 $ 2,403,945  $ 4,337,689  $ 11,503,480   $ (1,158,313)  $ 17,086,801
    Comprehensive income:                                                                                        ------------
      Net income                                                   -            -     2,060,450               -     2,060,450
      Other comprehensive income, net of tax:
        Unrealized holding gains arising during the
           period, net of deferred income taxes of $340,181        -           -             -         660,352       660,352
        Add adjustment for reclassification of
           securities from held to maturity to available for
           sale, net of deferred income taxes of $24,732           -           -             -          48,009        48,009
                                                                                                                    --------
        Total comprehensive income                                                                                 2,768,811
                                                                                                                   ---------
    Issuance of common stock:
      21 shares in employee bonuses                               26         159             -               -           185
      12,622 shares pursuant to dividend
        reinvestment plan                                     15,778      95,907             -               -       111,685
    Cash dividends declared, $.41 per share                        -           -     (790,721)               -     (790,721)
Balance, December 31, 2000                               --------------------------------------------------------------------
                                                          2,419,749   4,433,755    12,773,209       (449,952)    19,176,761
    Comprehensive income:                                                                                        ----------
      Net income                                                  -           -     2,019,300               -     2,019,300
      Other comprehensive income, net of tax:
        Unrealized holding gains arising during the
           period, net of deferred income taxes of $179,284       -           -             -         348,021       348,021
        Less reclassification adjustment for gains included in
           net income, net of deferred income taxes
           of $9,676                                              -           -             -        (18,784)      (18,784)
                                                                                                                  ---------
        Total comprehensive income
                                                                                                                  2,348,537
                                                                                                                  ---------
    Issuance of common stock:
      13,430 shares pursuant to dividend
        reinvestment plan                                    16,788     139,458             -               -       156,246
    Cash dividends declared, $.44 per share                       -           -     (854,020)               -     (854,020)
Balance, December 31, 2001
                                                         ------------------------------------------------------------------
                                                          2,436,537   4,573,213    13,938,489       (120,715)    20,827,524
    Comprehensive income:                                                                                        ----------
      Net income                                                  -           -     3,005,164               -     3,005,164
      Other comprehensive income, net of tax:
        Unrealized holding gains arising during the
           period, net of deferred income taxes of $771,278       -           -             -       1,497,186     1,497,186
        Less reclassification adjustment for gains included in
           net income, net of deferred income taxes
           of $38,882                                             -           -             -        (75,477)      (75,477)
                                                                                                                   --------
        Total comprehensive income
                                                                                                                  4,426,873
                                                                                                                  ---------
    Issuance of common stock:
      97,732 shares pursuant to 5% stock dividend           122,165   1,346,747   (1,468,912)               -             -
      12,236 shares pursuant to dividend
        reinvestment plan                                    15,295     162,411             -               -       177,706
    Payment for 191 fractional shares of common stock             -           -       (2,875)               -       (2,875)
    Cash dividends declared, $.47 per share                       -           -     (930,017)               -     (930,017)
                                                         ------------------------------------------------------------------
Balance, December 31, 2002                               $2,573,997 $14,541,849 $  6,082,371      $ 1,300,994  $ 24,499,211
                                                         ==================================================================

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000

                                                                          2002            2001           2000
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income                                                            $3,005,164     $2,019,300    $ 2,060,450
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation                                                          695,370        683,956        636,795
       Amortization                                                           14,678          6,116              -
       Deferred income taxes                                                 (30,073)       (84,249)       (49,301)
       Provision for loan losses                                             440,000        288,000        401,500
       Amortization and accretion on securities                              114,862         21,021         50,194
       Realized gain on sales of securities
          available for sale                                                (114,359)       (28,460)             -
       Loss on disposal of premises and equipment                             21,320              -              -
       (Gain) loss on sale of foreclosed real estate                               -        (10,462)         4,040
       Increase in cash value, life insurance                               (299,839)       (15,245)       (34,108)
       Change in operating assets and liabilities:
          (Increase) decrease in assets:
             Mortgage loans held for sale                                 (1,246,580)       222,996        137,776
             Accrued interest receivable                                    (122,798)       (26,408)      (237,410)
             Other assets                                                   (228,605)       (68,398)      (176,081)
          Increase (decrease) in liabilities:
             Accrued interest payable                                        (56,317)       (27,575)        69,978
             Other liabilities                                               118,699        145,417       (125,731)
             Net cash provided by operating                             ------------------------------------------
                 activities                                                2,311,522      3,126,009      2,738,102
                                                                        ------------------------------------------

Cash Flows From Investing Activities
    Proceeds from maturities of
       securities held to maturity                                         2,238,800        985,000      1,435,000
    Purchase of securities held to maturity                               (1,538,846)     (1,295,925)            -
    Proceeds from sales and maturities of
       securities available for sale                                      42,974,310     24,103,349        597,628
    Purchase of securities available for sale                            (67,151,685)   (66,146,300)       (66,600)
    Purchase of bank owned life insurance                                          -     (4,750,000)             -
    Net increase in loans made to customers                                 (421,249)    (7,315,254)    (4,490,771)
    Proceeds from sale of premises and equipment                             15,175               -              -
    Net purchases of premises and equipment                                 (556,366)    (1,472,101)      (458,605)
    Proceeds from sale of foreclosed real estate                                   -        159,962        377,734
                                                                        ------------------------------------------
          Net cash (used in) investing activities                        (24,439,861)   (55,731,269)    (2,605,614)
                                                                        ------------------------------------------



                            (Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Years Ended December 31, 2002, 2001, and 2000

                                                                    2002             2001              2000
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Net increase in deposits                                        29,961,000      42,216,346         13,600,030
     Net increase (decrease) in federal funds
        purchased and securities sold
        under repurchase agreements                                  (4,325,000)      4,514,054            (24,096)
     Net proceeds (repayment) on FHLB borrowings                      6,000,000              -          (4,000,000)
     Repayment of note payable                                           (9,000)         (9,000)            (9,000)

     Net proceeds from issuance
        of common stock                                                 177,706         156,246            111,870
     Payment for purchase of fractional
        shares of common stock                                           (2,875)              -                  -
     Dividends paid                                                    (930,017)       (854,020)          (790,721)
           Net cash provided by financing                          -----------------------------------------------
              activities                                             30,871,814      46,023,626          8,888,083
                                                                   -----------------------------------------------
           Increase (decrease) in cash and
              cash equivalents                                        8,743,475      (6,581,634)         9,020,571

Cash and cash equivalents, beginning                                  8,103,189      14,684,823          5,664,252
                                                                   -----------------------------------------------
Cash and cash equivalents, ending                                  $ 16,846,664     $ 8,103,189       $ 14,684,823
                                                                   ===============================================
Supplemental Disclosures of  Cash Flow
     Information
        Interest paid                                               $ 7,603,818     $ 8,216,663        $ 7,630,704
        Income taxes paid                                             1,274,170         691,690            802,292

Supplemental Schedule of Noncash
     Investing Activities
        Other real estate, equipment
           and investments acquired
           in settlement of loans                                             -               -           274,000




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

The Bank is required to maintain average reserve and clearing balances in cash with the Federal Reserve Bank. The total of these balances, after receiving credit for vault cash on hand, was approximately $50,000 at December 31, 2002 and 2001.

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 2002, 2001, and 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

When a loan is classified as nonaccrual, all interest receivable on that particular loan that was accrued in the current calendar year is charged back to income, any interest receivable that was accrued in prior years is charged off to the allowance for loan losses. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. On charged-off loans, cash receipts in excess of the amount charged to the allowance for loan losses are recognized as income on a cash basis.

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                        Years
                                       -------
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

Intangible assets: Intangible assets, which for the Bank are the cost of acquired customer accounts, are amortized on a straight-line basis over the expected periods of benefit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Significant Accounting Policies (Continued)

Earnings per share: The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. Options on 123,926 and 138,941 shares of common stock as of December 31, 2001 and 2000, respectively, were not included in computing diluted EPS because their effect was antidilutive.


                                                               2002            2001            2000
                                                         -------------------------------------------------
Income available to common stockholders
     used in basic EPS                                        $ 3,005,164     $ 2,019,300     $ 2,060,450
                                                         =================================================

Weighted average number of common
     shares used in basic EPS                                   2,054,410       2,038,683       2,025,692

Effect of dilutive securities:
     Stock options                                                 96,504           1,654               -
                                                         -------------------------------------------------

Weighted number of common shares and
     dilutive potential stock used in diluted
     EPS                                                        2,150,914       2,040,337       2,025,692
                                                         =================================================


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

Upon adoption of FAS 133 and as of December 31, 2002 and 2001, the Corporation did not have any derivatives and did not participate in any hedging activities as defined in FAS 133.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Reclassifications

Certain reclassifications were made to the accompanying prior year financial statements, with no effect on net income or financial position, to conform with classifications adopted in the current year.

Note 3.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:


                                                                   December 31, 2002
                                           -------------------------------------------------------------------
                                                                  Gross           Gross        Approximate
                                               Amortized        Unrealized     Unrealized         Market
                                                  Cost            Gains          Losses           Value
                                           -------------------------------------------------------------------
U. S. government agencies
     and corporations                           $ 41,724,276       $ 500,732       $ 87,500      $ 42,137,508
Bank eligible preferred and
     equities                                      5,679,518         100,981         73,477         5,707,022
Mortgage-backed securities                         8,771,172         225,208          1,016         8,995,364
Corporate and other debt                          29,867,298       1,272,181        180,060        30,959,419
States and political subdivisions                 11,772,482         297,324         79,251        11,990,555
                                           -------------------------------------------------------------------
                                                $ 97,814,746     $ 2,396,426       $421,304      $ 99,789,868
                                           ===================================================================

                                                                   December 31, 2001
                                           -------------------------------------------------------------------
                                                                  Gross           Gross        Approximate
                                               Amortized        Unrealized     Unrealized         Market
                                                  Cost            Gains          Losses           Value
                                           -------------------------------------------------------------------
U. S. treasuries                                 $ 1,004,174         $ 8,016            $ -       $ 1,012,190
U. S. government agencies
     and corporations                             30,965,957         116,414        181,283        30,901,088
Bank eligible preferred and
     equities                                      3,021,561          42,385        126,932         2,937,014
Mortgage-backed securities                         7,171,494          79,812         57,205         7,194,101
Corporate and other debt                          20,454,519         199,540        253,884        20,400,175
States and political subdivisions                 11,013,921         160,724        171,971        11,002,674
                                           -------------------------------------------------------------------
                                                $ 73,631,626       $ 606,891       $791,275      $ 73,447,242
                                           ===================================================================

                                      -14-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. Additionally, many of the U. S. Government agency securities held have quarterly or semiannual call provisions that allow the agency to redeem the debt substantially in advance of the contractual maturity.

                                                                                Approximate
                                                            Amortized              Market
                                                               Cost                Value
                                                        ------------------------------------
Due in one year or less                                       $ 1,005,753       $ 1,022,987
Due after one year through five years                          11,059,243        11,375,729
Due after five years through ten years                         19,557,303        20,522,970
Due after ten years                                            51,741,757        52,165,796
Bank eligible preferred and equities                            5,679,518         5,707,022
Mortgage-backed securities                                      8,771,172         8,995,364
                                                        ------------------------------------
                                                             $ 97,814,746       $99,789,868
                                                        ====================================

Gross gains of $203,664 and $58,611 were realized on sales and redemptions of securities available for sale in 2002 and 2001, respectively. Gross losses of $89,305 and $30,151 were realized on the sale of securities available for sale in 2002 and 2001, respectively.

Carrying amounts and approximate market values of securities being held to maturity are as follows:


                                                                    December 31, 2002
                                            -------------------------------------------------------------------
                                                                  Gross           Gross         Approximate
                                                Amortized       Unrealized     Unrealized          Market
                                                   Cost           Gains          Losses            Value
                                            -------------------------------------------------------------------
States and political subdivisions              $ 12,999,437     $ 507,242        $ 7,218        $ 13,499,461
                                            ===================================================================

                                                                    December 31, 2001
                                            -------------------------------------------------------------------
                                                                  Gross           Gross         Approximate
                                                Amortized       Unrealized     Unrealized          Market
                                                   Cost           Gains          Losses            Value
                                            -------------------------------------------------------------------
States and political subdivisions              $ 13,705,639     $ 238,984       $ 77,850        $ 13,866,773
                                            ===================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Securities (Continued)

The amortized cost and approximate market value of securities being held to maturity at December 31, 2002, by contractual maturity, are shown below.

                                                                       Approximate
                                                       Amortized          Market
                                                         Cost             Value
                                                   -----------------------------------
Due in one year or less                                   $ 675,000         $ 687,915
Due after one year through five years                     3,843,006         3,995,526
Due after five years through ten years                    2,649,202         2,779,848
Due after ten years                                       5,832,229         6,036,172
                                                   -----------------------------------
                                                       $ 12,999,437      $ 13,499,461
                                                   ===================================

Securities with an amortized cost of $2,253,285 and $2,092,878 and a market value of $2,328,445 and $2,131,947 at December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 4.  Loans

Major classifications of loans are summarized as follows:


                                                                 December 31,
                                                    --------------------------------------
                                                           2002               2001
                                                    --------------------------------------
Commercial                                                $ 26,727,552       $ 30,878,707
Real estate:
     Mortgage                                               66,745,774         60,851,541
     Home equity                                             5,639,913          5,081,698
     Construction                                           30,006,442         24,288,004
Bank cards                                                     836,852            845,022
Installment                                                 11,625,033         19,505,064
                                                    --------------------------------------
                                                           141,581,566        141,450,036
Less unearned discount                                         (87,893)          (199,912)
                                                    --------------------------------------
                                                           141,493,673        141,250,124
Allowance for loan losses                                   (2,101,698)        (1,839,398)
                                                    --------------------------------------
 Loans, net                                               $ 139,391,975      $ 139,410,726
                                                    ======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4.  Loans (Continued)

Changes in the allowance for loan losses were as follows:


                                                       Years Ended December 31,
                                           -------------------------------------------------
                                                 2002            2001            2000
                                           -------------------------------------------------
Balance, beginning                              $ 1,839,398     $ 1,657,979     $ 1,486,900
     Provision charged to operations                440,000         288,000         401,500
     Loans charged off                             (209,369)       (229,305)       (292,494)
     Recoveries                                      31,669         122,724          62,073
                                           -------------------------------------------------
Balance, ending                                 $ 2,101,698     $ 1,839,398     $ 1,657,979
                                           =================================================

At December 31, 2002, the Bank had loans amounting to $258,281 that were specifically classified as impaired. The average balance of impaired loans amounted to approximately $284,803 for the year ended December 31, 2002. The allowance for loan losses related to impaired loans amounted to $38,741 at December 31, 2002. The following is a summary of cash receipts on these loans and how they were applied in 2002:

Cash receipts applied to reduce
     principal balance                        $ 424,218
Cash receipts recognized as
     interest income                             51,832
                                          --------------
Total cash receipts                           $ 476,050
                                          ==============

Nonaccruing loans (principally installment, commercial, and mortgage loans) totaled $258,281, $484,460, and $950,249 at December 31, 2002, 2001, and 2000,
respectively, which had the effect of reducing net income $22,263 ($.01 per common share), $35,738 ($.02 per common share), and $67,007 ($.03 per common share), for the years then ended, respectively. Loans past due ninety days or more and still accruing interest amounted to approximately $971,000, $382,000, and $383,000 at December 31, 2002, 2001, and 2000, respectively.

Note 5.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

                                                       December 31,
                                                    2002            2001
                                              -----------------------------
Land                                             $ 900,270       $ 900,270
Buildings and improvements                       3,665,499       3,665,499
Furniture and equipment                          6,082,034       5,710,778
                                              -----------------------------
                                                10,647,803      10,276,547
Less accumulated depreciation                    5,611,140       5,064,385
                                              -----------------------------
                                               $ 5,036,663     $ 5,212,162
                                              =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.  Investment in Bank Owned Life Insurance

On December 28, 2001, the Bank invested $4,750,000 in bank owned life insurance policies. The earnings from these policies will be used to offset increases in employee benefit costs. The cash surrender value of these policies of $5,032,297 and $4,750,000 at December 31, 2002 and 2001, respectively, is included in other assets on the accompanying consolidated balance sheets.

Note 7.  Maturities of Certificates of Deposit

The scheduled maturities of certificates of deposit at December 31, 2002, are as follows:

Year Ending
December 31
------------------------------------------------------
2003                                     $ 81,961,377
2004                                       11,492,050
2005                                       14,849,129
2006                                        2,928,041
2007 and later                             10,990,906
                                       ---------------
                                        $ 122,221,503
                                       ===============

Note 8.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by the mortgage loan portfolio of Central Virginia Bank. The borrowings at December 31, 2002 and 2001, consist of the following:

                                                                    2002                 2001
                                                              ----------------------------------------
Interest payable quarterly at a fixed rate
     of 4.45%, principal due and payable
     on January 5, 2011, callable quarterly
     beginning January 7, 2002                                       $ 5,000,000          $ 5,000,000
Interest payable quarterly at a fixed rate
     of 4.03%, principal due and payable
     on March 8, 2011, callable quarterly
     beginning September 10, 2001                                      5,000,000            5,000,000
Interest payable quarterly at a fixed rate
     of 3.14%, principal due and payable
     on December 5, 2011, callable quarterly
     beginning December 5, 2003                                        5,000,000            5,000,000
Interest payable and adjusts quarterly
     to LIBOR, currently 1.48%, principal
     due and payable on December 4, 2003                               1,000,000                    -
Overnight borrowing, due and payable
     on January 2, 2003, interest adjusted
     daily, currently 1.30%                                            5,000,000                    -
                                                              ----------------------------------------
                                                                    $ 21,000,000         $ 15,000,000
                                                              ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Note Payable

The Corporation's subsidiary, Central Virginia Bank, had a note payable which was secured by a first deed of trust on the bank building in Powhatan. The balance of this note was $9,000 at December 31, 2001. This note was paid in full during the year ended December 31, 2002.

Note 10.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2002, 2001, and 2000, are as follows:

                                        2002           2001           2000
                                   ---------------------------------------------
Currently payable                      $ 1,161,386     $ 831,678      $ 781,930
Deferred                                   (30,073)      (84,249)       (49,301)
                                   ---------------------------------------------
                                       $ 1,131,313     $ 747,429      $ 732,629
                                   =============================================

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                            Years Ended December 31,
                                                  ---------------------------------------------
                                                        2002           2001          2000
                                                  ---------------------------------------------
Computed "expected" tax expense                        $ 1,406,402     $ 940,688     $ 949,647
Tax-exempt interest                                       (171,929)     (160,368)     (165,140)
Tax-exempt loan interest                                    (5,592)      (14,325)      (31,078)
Disallowance of interest expense
     deduction for the portion attributable
     to carrying tax-exempt obligations                     20,324        24,276        25,496
Other                                                     (117,892)      (42,842)      (46,296)
                                                  ---------------------------------------------
                                                       $ 1,131,313     $ 747,429     $ 732,629
                                                  =============================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 10.  Income Tax Matters (Continued)

The deferred income tax provision consists of the following items:

                                                                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                            2002         2001          2000
                                                                        -----------------------------------------
Difference between loan loss provision charged
     to operating expense and the bad debt
     deduction taken for income tax purposes                                $(74,798)     $(80,123)     $(36,485)
Interest income on nonaccrual loans recognized
     for federal income tax purposes, but not
     recognized for financial statements until received                       10,214         1,165       (23,063)
Decrease in value of foreclosed real estate and
     other assets recognized for financial statements,
     but not recognized for income tax purposes until
     realized                                                                      -       (13,600)       (1,540)
Deduction for uncollectible late charges recognized
     for financial statements, but not recognized for
     income tax purposes until realized                                          (51)        7,335          (438)
Deduction for accrued supplemental retirement expense
     recognized for financial statements, but not
     recognized for income tax purposes until paid                           (44,053)            -             -
Deduction for accrued professional fees recognized
     for financial statements, but not recognized for
     income tax purposes until paid                                          (19,045)            -             -
Increase in cash surrender value of Bank owned life
     insurance recognized for financial statements, but
     not recognized for alternative minimum tax purposes
     until realized                                                           46,163             -             -
Accretion of discount recognized for financial
     statements, but not recognized for income
     tax purposes until realized                                               4,654        (2,024)        1,591
Difference between the depreciation methods
     used for financial statements and for income
     tax purposes                                                             46,843         2,998        10,634
                                                                        -----------------------------------------
                                                                            $(30,073)     $(84,249)     $(49,301)
                                                                        ==========================================

                                      -20-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10.  Income Tax Matters (Continued)

The components of the net deferred tax asset (liability) included in other assets is as follows at December 31:


                                                                      2002            2001
                                                                 -------------------------------
Deferred tax assets:
     Allowance for loan losses                                         $ 653,724      $ 566,533
     Less valuation allowance                                           (163,431)      (151,038)
                                                                 -------------------------------
                                                                         490,293        415,495
     Devaluation reserve on foreclosed property
        and other assets                                                  27,720         27,720
     Unrealized loss on securities
         available for sale                                                    -         63,670
     Accrued professional fees                                            19,045              -
     Accrued supplemental retirement expense                              44,053              -
     Reserve for uncollectible late charges                                8,304          8,253
     Interest income on nonaccrual loans                                  15,867         26,081
                                                                 -------------------------------
                                                                         605,282        541,219
                                                                 -------------------------------

Deferred tax liabilities:
     Property and equipment                                              173,533        126,690
     Unrealized gain on securities
        available for sale                                               674,127              -
     Cumulative increase in cash surrender value                          46,163              -
     Securities                                                           13,064          8,410
                                                                 -------------------------------
                                                                         906,887        135,100
                                                                 -------------------------------

Net deferred tax asset (liability)                                    $ (301,605)     $ 406,119
                                                                 ===============================

Note 11.  Profit-Sharing and Retirement and 401K Plan

Profit-Sharing and Retirement Plan: The Bank provides a qualified defined contribution profit-sharing and retirement plan covering substantially all active full time and part time employees of the Bank. Contributions to this plan, administered through the Virginia Bankers Association Benefits Corporation, are made annually to the credit of the participant's individual accounts, at the discretion of the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. Participants vest over a five-year period. Contributions for 2002 represented 7.5 percent of each participant's eligible salary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.  Profit-Sharing and Retirement and 401K Plan (Continued)

401K Plan: The Bank, during the year ended December 31, 2000, amended the Profit-Sharing and Retirement Plan to provide a qualified 401K plan in conjunction with the defined contribution plan discussed above. Eligible employees may, subject to statutory limitations, contribute a portion of their salary on a pre and post tax basis. The Bank provides a matching contribution of $0.75 for every $1.00 the participant contributes up to 3 percent of their salary. Participants are 100 percent vested in their contributions at all times, and vest in the employer contributions over a five-year period.

The total contributions to both the above plans for the years ended December 31, 2002, 2001, and 2000, were $264,802, $265,765, and $192,405, respectively.

Note 12.  Supplemental Executive Retirement Plan

During the year ended December 31, 2002, the Bank established a Supplemental Executive Retirement Plan, (the "SERP"), a nonqualified, unfunded, defined benefit plan for certain executive and senior officers of the Bank as designated by the Board of Directors. The current participants covered by the SERP include three executive officers as well as five other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank's purchase of single premium Bank Owned Life Insurance ("BOLI"). The SERP provides an annual benefit equal to 25 percent of the participant's final compensation payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retirement beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant's employment terminate due to disability or death, and he has otherwise met the requirements necessary to receive a supplemental benefit under the SERP, the benefit shall be paid to the participant or his spouse. No benefits are payable should the participant's employment terminate for any reason other than retirement, disability, death, or a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12.  Supplemental Executive Retirement Plan (Continued)

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 2002:


Projected benefit obligation:
     Beginning obligation                                             $      -
     Service cost                                                      121,093
     Interest cost                                                       8,476
                                                                    -----------
     Ending obligation                                                $129,569
                                                                    ===========

Funded status of the plan                                             $(129,569)
                                                                    ===========

Net consolidated balance sheet liability                              $(129,569)
                                                                    ===========

Net pension cost includes the following components:
     Service cost                                                    $ 121,093
     Interest cost                                                       8,476
                                                                    -----------
                                                                     $ 129,569
                                                                    ===========

Assumptions used in the determination of the supplemental executive retirement plan information consist of the following:

Discount rate                                        7.0%
Rate of increase in compensation levels              5.0%


Note 13.  Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.  Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 2002 and 2001, is as follows:

                                               2002              2001
                                         ------------------------------------
Commitments to extend credit                  $ 49,966,190      $ 36,047,446
Standby letters of credit                        2,206,089         2,985,595
                                         ------------------------------------
                                              $ 52,172,279      $ 39,033,041
                                         ====================================


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

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for Fed Funds, and other borrowings. The total amount of borrowing facilities available at December 31, 2002, was approximately $26,700,000.

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

Note 14.  Related Party Transactions

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

Aggregate loan transactions with related parties were as follows:

                                 Years Ended December 31,
                             ---------------------------------
                                   2002            2001
                             ---------------------------------
Balance, beginning                $ 2,208,275     $ 2,321,131
     New loans                      1,150,692         741,166
     Repayments                    (1,165,719)       (854,022)
                             ---------------------------------
Balance, ending                   $ 2,193,248     $ 2,208,275
                             =================================

Note 15.  Stock Dividend

On December 13, 2002, the Corporation issued 97,732 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of November 15, 2002. As a result of the stock dividend, common stock was increased by $122,165, surplus was increased by $1,346,747, and retained earnings was decreased by $1,468,912. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect this stock dividend.

Note 16.  Incentive Stock Option Plan

The Corporation has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 190,000 shares of common stock. This Plan was adopted to foster and promote the long-term growth and financial success of the Corporation by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Corporation to participate in its future success and to associate their interests with those of the Corporation. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 16.  Incentive Stock Option Plan (Continued)

The following table presents a summary of options under the Plan at December 31:

                                                                          Shares Under Options
                                                                 ---------------------------------------
                                                Option Price         2002         2001         2000
                                             -----------------------------------------------------------
Outstanding, beginning                              $8.69-$12.86      135,464      142,079      136,833
     Options granted                                       13.35        8,343            -        8,396
     Options exercised                                         -            -            -            -
     Options forfeited                                8.69-13.35         (945)      (6,615)      (3,150)
                                             -----------------------------------------------------------
Outstanding, ending                                 $8.69-$13.35      142,862      135,464      142,079
                                             ===========================================================


Options exercisable at December 31, 2002, 2001, and 2000, were 142,862, 135,464, and 142,079, respectively.

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were 8,343 options granted during the year ended December 31, 2002.

                                               2002            2001            2000
                                         ------------------------------------------------
Net income
     As reported                              $ 3,005,164     $ 2,019,300     $ 2,060,450
                                         ================================================

     Pro forma                                $ 3,001,096     $ 1,976,668     $ 1,987,587
                                         ================================================

Basic earnings per share
     As reported                                   $ 1.46          $ 0.99          $ 1.02
                                         ================================================

     Pro forma                                     $ 1.46          $ 1.02          $ 1.03
                                         ================================================

Diluted earnings per share
     As reported                                   $ 1.40          $ 0.99          $ 1.02
                                         ================================================

     Pro forma                                     $ 1.40          $ 0.97          $ 0.98
                                         ================================================


For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2002 and 2000: dividend yield of 3.43% and 4.05%, respectively, expected volatility of 20%, risk-free interest rate of 3.0% and 5.0%, respectively, and an expected option life of 5 years. The fair value of each option granted in 2002 was $1.15. The fair value of each option granted in 2000 was $1.06.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 17.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2002, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 17.  Regulatory Matters (Continued)

The Corporation's and Bank's actual capital amounts and ratios are also presented in the table.


                                                                                   To Be Well Capitalized
                                                                 For Capital       Under Prompt Corrective
                                              Actual          Adequacy Purposes      Action Provisions
                                      -------------------------------------------------------------------
                                        Amount     Ratio      Amount     Ratio      Amount     Ratio
                                      -------------------------------------------------------------------
                                                            (Dollars in Thousands)
As of December 31, 2002:
     Total Capital (to Risk Weighted Assets)
        Consolidated                   $ 25,062   12.38%     $ 16,195    8.00%               N/A
        Central Virginia Bank            23,382   11.63%       16,083    8.00%     $ 20,104       10.00%

     Tier I Capital (to Risk Weighted Assets)
        Consolidated                     22,960   11.34%        8,099    4.00%               N/A
        Central Virginia Bank            21,280   10.58%        8,042    4.00%       12,062        6.00%

     Tier I Capital (to Average Assets)
        Consolidated                     22,960    8.17%       11,241    4.00%               N/A
        Central Virginia Bank            21,280    7.62%       11,165    4.00%       13,957        5.00%

As of December 31, 2001:
     Total Capital (to Risk Weighted Assets)
        Consolidated                   $ 22,462   12.50%     $ 14,376    8.00%               N/A
        Central Virginia Bank            21,003   11.77%       14,276    8.00%     $ 17,845       10.00%

     Tier I Capital (to Risk Weighted Assets)
        Consolidated                     20,623   11.48%        7,186    4.00%               N/A
        Central Virginia Bank            19,164   10.74%        7,137    4.00%       10,706        6.00%

     Tier I Capital (to Average Assets)
        Consolidated                     20,623    8.69%        9,493    4.00%               N/A
        Central Virginia Bank            19,164    8.13%        9,429    4.00%       11,786        5.00%


Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $4,450,169 in 2002 without regulatory approval.

Note 18.  Fair Value of Financial Instruments

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

Note 18.  Fair Value of Financial Instruments (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 18.  Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Corporation and subsidiary's financial assets and liabilities at December 31, 2002 and 2001:


                                                              2002                               2001
                                               -----------------------------------------------------------------------
                                                   Carrying         Estimated         Carrying          Estimated
                                                    Amount          Fair Value         Amount          Fair Value
                                               -----------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents                      $ 16,846,664     $ 16,846,664       $ 8,103,189       $ 8,103,189
     Securities available for sale                    99,789,868       99,789,868        73,447,242        73,447,242
     Securities held to maturity                      12,999,437       13,499,461        13,705,639        13,866,773
     Mortgage loans held for sale                      1,246,580        1,246,580                 -                 -
     Loans, net                                      139,391,975      148,306,975       139,410,726       145,990,726
     Accrued interest receivable                       1,792,668        1,792,668         1,669,870         1,669,870

Financial liabilities:
     Demand and variable rate deposits               115,766,874      115,766,874        87,793,468        87,793,468
     Fixed-rate certificates of deposits             122,221,503      125,944,503       120,233,909       123,942,909
     Federal funds purchased and
         securities sold under repurchase
         agreements                                      438,000          438,000         4,763,000         4,763,000
     FHLB borrowings                                  21,000,000       21,000,000        15,000,000        15,000,000
     Note payable                                              -                -             9,000             9,000
     Accrued interest payable                            380,810          380,810           437,127           437,127


At December 31, 2002 and 2001, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 19.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

                                                               BALANCE SHEETS
                                                                December 31,
                                                       --------------------------------
Assets                                                     2002              2001
                                                       --------------------------------
     Cash                                                    $ 254,874        $ 252,365
     Investment in subsidiary                               22,777,580       19,352,835
     Securities available for sale                           1,412,073        1,154,064
     Other assets                                               79,473           69,243
                                                          -----------------------------
                                                          $ 24,524,000     $ 20,828,507
                                                          =============================

Liabilities
     Other liabilities                                        $ 24,789            $ 983

Stockholders' Equity
     Common stock, $1.25 par value;
        6,000,000 shares authorized;
        2,059,197 and 1,949,229 shares
        issued and outstanding in 2002
        and 2001, respectively                               2,573,997        2,436,537
     Surplus                                                 6,082,371        4,573,213
     Retained earnings                                      14,541,849       13,938,489
     Accumulated other comprehensive income                  1,300,994         (120,715)
                                                          ------------------------------
                                                            24,499,211       20,827,524
                                                          ------------------------------
                                                          $ 24,524,000     $ 20,828,507
                                                          ==============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 19.  Condensed Parent-Only Financial Statements (Continued)

                                              STATEMENTS OF INCOME

                                                                              Years Ended December 31,
                                                                --------------------------------------------------
                                                                      2002             2001            2000
                                                                --------------------------------------------------
Income:
     Management fees                                                    $ 36,000         $ 36,000        $ 36,000
     Dividends received from subsidiary                                  932,892          854,020         790,721
     Equity in undistributed earnings of subsidiary                    2,058,905        1,112,307       1,225,981
     Dividend income                                                      77,686           81,433          81,563
     Gain (loss) on sale of securities available for sale                (12,661)           6,371               -
                                                                --------------------------------------------------
                                                                       3,092,822        2,090,131       2,134,265
Expenses:
     Operating expenses                                                  108,265           72,215          73,784
                                                                --------------------------------------------------

           Income before income taxes                                  2,984,557        2,017,916       2,060,481

Income taxes                                                             (20,607)          (1,384)             31
                                                                --------------------------------------------------
           Net income                                                 $3,005,164      $ 2,019,300     $ 2,060,450
                                                                ==================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 19.  Condensed Parent-Only Financial Statements (Continued)

                                             STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                  -------------------------------------------------
                                                                        2002            2001            2000
                                                                  -------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                        $ 3,005,164     $ 2,019,300     $ 2,060,450
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Undistributed earnings of subsidiary                            (2,058,905)     (1,112,307)     (1,225,981)
        Realized (gain) loss on sales of securities
           available for sale                                               12,661          (6,371)              -
        Change in operating assets and liabilities:
           (Increase) decrease in other assets                             (19,624)              -             364
           Increase (decrease) in other liabilities                           (983)         (1,384)        (14,349)
                                                                  -------------------------------------------------
 Net cash provided by operating activities                                  938,313         899,238         820,484
                                                                  -------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sales of securities available
        for sale                                                           306,770         325,471               -
     Purchase of securities available for sale                            (487,388)       (464,431)        (66,600)
                                                                  -------------------------------------------------
Net cash (used in) investing activities                                   (180,618)       (138,960)        (66,600)
                                                                  -------------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                            177,706         156,246         111,870
     Payment for 191 fractional shares of
        common stock                                                        (2,875)              -               -
     Dividends paid                                                       (930,017)       (854,020)       (790,721)
                                                                  -------------------------------------------------
Net cash (used in) financing activities                                   (755,186)       (697,774)       (678,851)
                                                                  -------------------------------------------------

Increase in cash                                                             2,509          62,504          75,033
Cash, beginning                                                            252,365         189,861         114,828
                                                                  -------------------------------------------------

Cash, ending                                                             $ 254,874       $ 252,365       $ 189,861
                                                                  =================================================


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CENTRAL VIRGINIA BANKSHARES, INC.


Date: March 31, 2003         By:/s/ Ralph Larry Lyons
                                -----------------------------------------------
                                Ralph Larry Lyons
                                President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 2003             /s/ Ralph Larry Lyons
                           ---------------------
                           Ralph Larry Lyons
                           President and Chief Executive Officer; Director
                           (Principal Executive Officer)

March 31, 2003             /s/ Charles F. Catlett, III
                           ---------------------------
                           Charles F. Catlett, III
                           Senior Vice President and Chief Financial Officer
                           (Principal Financial Officer)

March 31, 2003             /s/ Thomas R. Thornton, Jr.
                           ---------------------------
                           Thomas R. Thornton, Jr.
                           Assistant Vice President
                           (Principal Accounting Officer)

March 31, 2003             /s/ John B. Larus
                           -----------------
                           John B. Larus
                           Chairman of the Board of Directors

________, 2003             -----------------------
                           Fleming V. Austin
                           Director

March 31, 2003             /s/ Charles W. Binford
                           ----------------------
                           Charles W. Binford
                           Director

March 31, 2003             /s/ Garland L. Blanton, Jr.
                           ---------------------------
                           Garland L. Blanton, Jr.
                           Director

March 31, 2003             /s/ Charles B. Goodman
                           ----------------------
                           Charles B. Goodman
                           Director

March 31, 2003             /s/ Elwood C. May
                           -----------------
                           Elwood C. May
                           Director

March 31, 2003             /s/ James T. Napier
                           -------------------
                           James T. Napier
                           Director

                                  CERTIFICATION


         I, Ralph Larry Lyons, President and Chief Executive Officer of Central Virginia Bankshares, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Central Virginia Bankshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003            /s/ Ralph Larry Lyons
                                 ----------------------------
                                 Ralph Larry Lyons
                                 President and Chief Executive Officer

                                  CERTIFICATION


         I, Charles F. Catlett, III, Senior Vice President and Chief Financial Officer of Central Virginia Bankshares, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Central Virginia Bankshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003            /s/ Charles F. Catlett, III
                                 --------------------------------
                                 Charles F. Catlett, III
                                 Senior Vice President and Chief Financial
                                 Officer

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

23.1     Consent of Mitchell, Wiggins & Company, LLP (filed herewith)

99.1     Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section
         1350.

99.2     Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350.