Form 10QSB
period 2003-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2003-05-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road

P. O. Box 39

Powhatan, Virginia 23139

(Address of Principal Executive Office)

(804) 403-2000

(Registrant’s Telephone Number, Including Area Code)

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

As of March 31, 2003, 2,064,879 shares were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-QSB

May 15, 2003

INDEX

Part I.  Financial Information

Page No.

  Item 1

Financial Statements

Consolidated Balance Sheets -

March 31, 2003 and 2002 (Unaudited)

3

Consolidated Statements of Income - Three

Months Ended March 31, 2003 and 2002 (Unaudited)

4-5

Consolidated Statements of Cash Flows - Three

Months Ended March 31, 2003 and 2002 (Unaudited)

6

Notes to Consolidated Financial Statements -

March 31, 2003 and 2002 (Unaudited)

7

  Item 2

Management Discussion and Analysis of Financial

Condition and Results of Operations

8-14

  Item 3

Controls and Procedures

14

Part II.  Other Information

  Item 6

Exhibits and Reports on Form 8-K

15

PART I

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

(Unaudited)

ASSETS	March 31, 2003	March 31, 2002
Cash and due from banks	$9,824,139	$8,263,320
Federal funds sold	9,983,000	2,683,000
Total cash and cash equivalents	$19,807,139	$10,946,320
Securities available for sale	99,941,040	80,920,219
Securities held to maturity (approximate market value 2003 $12,107,808; 2002 $13,673,193)	11,585,346	13,500,718
Mortgage loans held for sale	1,747,350	235,000
Total loans	147,001,071	140,379,063
Less: Unearned income	(60,233)	(170,070)
Reserve for loan losses	(2,192,992)	(1,902,608)
Loans, net	144,747,846	138,306,385
Bank premises and equipment, net	4,871,274	5,068,665
Accrued interest receivable	2,294,401	2,129,391
Other assets	8,856,532	8,377,849
Total assets	$293,850,928	$259,484,547
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand deposits	$29,723,216	$26,575,219
Interest bearing demand deposits and NOW accounts	46,450,784	41,652,914
Savings deposits	44,734,548	28,811,353
Time deposits, $100,000 and over	29,579,455	27,740,166
Other time deposits	94,732,854	91,641,305
Total deposits	$245,220,857	$216,420,957
Federal funds purchased and securities sold under repurchase agreements	414,000	528,000
FHLB advance
Term	16,000,000	15,000,000
Overnight	5,000,000	6,000,000
Note payable	-	9,000
Accrued interest payable	357,298	431,995
Other liabilities	1,284,346	461,391
Total liabilities	$268,276,501	$238,851,343
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value 6,000,000 shares authorized; 2,064,879 and 1,952,268 shares issued and outstanding in 2003 and 2002, respectively	$2,581,099	$2,440,335
Surplus	6,156,685	4,608,617
Retained earnings	15,118,042	14,433,278
Accumulated other comprehensive income	1,718,601	(849,026)
Total stockholders’ equity	$25,574,427	$20,633,204
Total liabilities and stockholders’ equity	$293,850,928	$259,484,547
Loan to Deposit Ratio	59.92%	64.79%
Book Value	$12.39	$10.07
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2003	2002
Interest income
Interest and fees on loans	$2,574,020	$2,720,494
Interest on securities:
U.S. Government agencies and corporations	765,772	788,724
U.S. Treasury securities	-	6,163
States and political subdivisions	332,093	362,340
Other	690,347	447,646
Interest on federal funds sold	6,853	1,825
Total interest income	$4,369,085	$4,327,192
Interest expense
Interest on deposits	$1,431,015	$1,763,562
Interest on federal funds purchased and securities sold under repurchase agreements	2,101	24,047
Interest on FHLB borrowings
Term	148,950	145,250
Overnight	18,009	22,416
Interest on note payable	-	180
Total interest expense	$1,600,075	$1,955,455
Net interest income	$2,769,010	$2,371,737
Provision for loan losses	110,000	78,000
Net interest income after provision for loan losses	$2,659,010	$2,293,737
Other income
Deposit fees and charges	$306,050	$303,167
Bank card fees	64,183	51,281
Increase in cash surrender value of life insurance	64,930	70,481
Secondary mortgage market loan fees	63,708	59,366
Investment and insurance commissions	59,224	-
Realized gain on sale of securities available for sale	22,370	(14,009)
Other	37,966	33,967
Total other income	$618,431	$504,253
Other expenses
Salaries and wages	$889,893	$768,286
Pensions and other employee benefits	334,919	263,960
Occupancy expense	105,664	94,458
Equipment depreciation	144,345	148,517
Equipment repairs and maintenance	71,659	63,380
Advertising and public relations	44,500	28,185
Federal insurance premiums	9,501	8,672
Office supplies, telephone and postage	132,931	114,161
Taxes and licenses	38,753	38,830
Legal and professional fees	34,942	28,766
Other operating expenses	311,188	289,598
Total other expenses	$2,118,295	$1,846,813
Income before income taxes	$1,159,146	$951,177
Income taxes	335,528	241,973
Net income	$823,618	$709,204

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

 (Continued)

	Three Months Ended March 31
	2003	2002
Earnings per share of common stock:
Income before income taxes	$0.56	$0.46
Net income	$0.40	$0.35
Earnings per share assuming dilution:
Income before income taxes	$0.53	$0.46
Net income	$0.38	$0.35
Dividends paid per share	$0.12	$0.11
Weighted average shares	2,060,777	2,049,690
Weighted average shares assuming dilution	2,173,018	2,049,690
Return on average assets	1.15%	1.11%
Return on average equity	13.06%	13.41%
Average assets	285,601,207	255,439,824
Average equity	25,227,822	21,155,329
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows for Operating Activities
Net Income	$823,618	$709,204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	170,282	174,518
Deferred income taxes	(29,621)	(32,054)
Provision for loan losses	110,000	78,000
Amortization and accretion on securities	50,404	20,126
Realized (gain) loss on sales of securities available for sale	(22,370)	14,009
Realized gain on sales of assets	-	(5,824)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(500,770)	(235,000)
Accrued interest receivable	(501,733)	(459,521)
Other assets	(874,327)	(98,575)
Increase (decrease) in liabilities:
Accrued interest payable	(23,512)	(5,132)
Other liabilities	312,606	102,033
Net cash provided by operating activities	$(485,423)	$261,784
Cash Flows from Investing Activities
Proceeds from maturities of securities held to maturity	$1,148,000	$501,500
Proceeds from sales and maturities of securities available for sale	14,637,656	9,207,167
Purchase of securities held to maturity	-	(298,800)
Purchase of securities available for sale	(14,181,467)	(17,813,031)
Net (increase) decrease in loans made to customers	(5,465,871)	1,026,341
Net purchases of premises and equipment	(4,893)	(40,197)
Proceeds from sale of assets	-	15,000
Net cash (used in) investing activities	$(3,596,575)	$(7,402,020)
Cash Flows from Financing Activities
Net increase in deposits	$7,232,480	$8,393,580
Net decrease in federal funds purchased and securities sold under repurchase agreements	(24,000)	(4,235,000)
Net proceeds on FHLB borrowings	-	6,000,000
Net proceeds from issuance of common stock	81,416	39,202
Dividends paid	(247,423)	(214,425)
Net cash provided by financing activities	$7,042,473	$9,983,357
Increase (decrease) in cash and cash equivalents	$2,960,475	$2,843,121
Cash and cash equivalents:
Beginning	16,846,664	8,103,189
Ending	$19,807,139	$10,946,310
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,623,587	$1,960,587
Income Taxes	$ -	$ 80,000
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002

(Unaudited)

Note 1.  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.

Note 2.  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

	2003	2002
Net income	$ 823,618	$ 709,204
Other comprehensive income, net of tax
Unrealized holding gains (losses) arising
during the period on securities available for
sale, net of deferred income taxes	432,371	(737,557)
Less reclassification adjustment for
(gains) losses included in net income, net of
deferred income taxes	(14,764)	9,246
Total comprehensive income (loss)	$ 1,241,225	$ (19,107)

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s net income in the first quarter of 2003 was $823,618, an increase of 16.1% compared to the first quarter of 2002.  The results for 2003 are primarily due to an increase in net interest income, which rose $397,273 or 16.8% from the previous year.  The downward repricing of certificate of deposit rates resulted in lower interest expense, due to the stabilization of interest rates at historically low levels over the past year is the primary contributing factor to this improvement in net interest income.  Other factors in the current results are other income, which rose by 22.6% in 2003 compared to 2002 while other expenses rose by 14.7%.  For the first quarter of 2003, basic earnings per share were $.40 and diluted earnings per share were $.38, compared to $.35 and $.35, respectively for the same period in 2002, increases of 14.3% and 8.6%.  The Company’s annualized return on average equity was 13.1% in the first quarter of 2003, compared to 13.4% for the first quarter of 2002, while the return on average assets was 1.15% and 1.11% for these periods respectively.

Net Interest Income.  The Company’s net interest income was $2,769,010 for the first quarter of 2003, compared to $2,371,737 for the first quarter of 2002, an increase of 16.8%.  This increase in net interest income was attributable primarily to an 18.2% decrease in interest expense, in spite of a 13.5% increase in average interest-bearing deposits.  The decrease in interest expense reflects the lower interest rate environment prevalent over the past year.  Total interest income rose only 1% although average interest earning assets rose 11.0% to $261.3 million from $235.4 million in the first quarter of 2002.  Of this increase in interest earning assets, investment securities increased from an average of $93.9 million in 2002 to $115.3 million in 2003.  The fully taxable annualized yield on investment securities was 6.5% at March 31, 2003 compared to 7.1% in the previous year.  Average total deposits for the quarter rose 25.2% over the same period in 2001.

The net interest margin is a measure of net interest income performance.  It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets.  The Company’s net interest margin was 4.34% for the first quarter of 2003, compared to 4.14% for the first quarter of 2002.

Non-Interest Income.  For the first three months of 2003, non-interest income totaled $618,431, an increase of 22.6%, or $114,178 from the same period in 2002.  This increase principally reflects growth in bank card fees, secondary market mortgage loan fees, securities gains taken in the course of normal portfolio management and non-deposit investment product and insurance sales commissions.

Non-Interest Expenses.  The Company’s total non-interest expenses for the first quarter of 2003 increased $271,482 or 14.7% compared to the same period in 2002.  Expenses related to salaries and employee benefits not treated as an adjustment to the yield on loans increased 18.7% compared to the same period in 2002.  This increase reflects normal additions to staff required as the Company grows as well as improvements to employee health and welfare plans.  Increases in occupancy expense, office supplies, telephone and postage are in line with the growth of the Company.

Income Taxes.  The Company reported income taxes of $335,528 for the first quarter of 2003, compared to $241,973 for the first quarter of 2002.  These amounts yielded effective tax rates of 28.9% and 25.4%, respectively.

Financial Condition

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

The principal economic risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions.  The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas.  The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Company’s real estate construction loans are for pre-sold or contract homes.  Builders are limited as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.

At March 31, 2003, total loans net of unearned income increased $5.4 million from December 31, 2002 and increased $6.7 million from March 31, 2002.  The loan to deposit ratio was 59.9% at March 31, 2003, compared to 59.5% at December 31, 2002 and 64.8% at March 31, 2002.  As of March 31, 2003, real estate loans accounted for 72.8% of the loan portfolio, consumer loans were 7.5%, and commercial and industrial loans totaled 19.7% of the loan portfolio.

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

The following table summarizes non-performing assets:

	March 31 2003	December 31 2002	March 31 2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$136	$258	$183
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,295	971	1,257
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-
Total non-performing loans	$1,431	$1,229	$1,440
Other real estate owned	97	97	97
Other non-performing assets	150	150	150
Total non-performing assets	$1,678	$1,476	$1,687

Management does not believe that the leval of non-performing loans in 2003 reflects any systemic problem in the Company’s loan portfolio. However, there is some uncertainty with regard to the financial strength of several borrowers involved in the commercial timber industry, as that sector has experienced a significant decline. Management is not aware of any other loans at March 31, 2003, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted.  OREO was $97,000 at March 31, 2003, December 31, 2002, and at March 31, 2002.  All but one parcel of OREO were in the Company’s primary service area and consisted of two single-family dwellings and one building lot.  The Company’s practice is to value OREO at the lower of  (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001.  In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000, which was written down during 2001 to its anticipated liquidation value of $150,000.  No additional material losses are anticipated from this bond.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company’s loan review process. Management reviews the loan loss allowance at the end of each month.  Based primarily on the Company’s loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses may be made monthly.  Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level of reserves.  The ratio of the allowance for loan losses to total loans was 1.49% at March 31, 2003; 1.49% at December 31, 2002; and 1.36% at March 31, 2002, respectively.  Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses.   At March 31, 2003 the ratio of the allowance for loan losses to non-performing loans was 153.2%, compared to 171.0% at December 31, 2002 and 132.2% at March 31, 2002.

Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.  Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The provision for loan losses totaled $110,000 for the quarter ended March 31, 2003 and $78,000 for the same period in 2002.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

Securities

The Company’s securities portfolio serves several purposes, primarily, liquidity, safety, and yield.  Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for repurchase agreements with customers.  The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset/liability management purposes.  During the first quarter of 2002, total securities decreased to $111.5 million or 38.0% of total assets at March 31, 2002 compared to $112.8 million or 39.6% at December 31, 2002 and $94.4 million or 36.4% at March 31, 2002.

The securities portfolio consists of two components, securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value.  Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  The Company’s recent purchases of securities have generally been limited to securities of investment grade credit quality with short to intermediate term maturities.

The fully taxable equivalent annualized average yield on the entire portfolio was 6.51% for the first quarter of 2002, compared to 7.10% for the same period in 2002. This decline in yield is principally due to agency securities with call options and coupon rates above the current market levels being called by the issuing agency. The proceeds of these redemptions were reinvested in new securities with lower coupon rates in line with broader current market rates.  The market value of the entire portfolio exceeded the book value by  $3.1 million at March 31, 2003.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is depository accounts.  The Company’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.  The Company’s deposits are provided by individuals and businesses located within the communities served. The Company does not solicit or accept any brokered deposits.

Total deposits grew by $7.2 million between December 31, 2002 and March 31, 2003.  Deposits increased by $28.8 million, or 13.3% between March 31, 2002 and March 31, 2003.  The average aggregate interest rate paid on deposits was 2.33% in the first quarter of 2003, compared to 3.26% for the same period in 2002.  The majority of the Company’s deposits are higher yielding time deposits because most of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2003:

Time Deposits (Dollars in thousands)
Three months or less	$ 4,120
Three to twelve months	14,035
Over twelve months	11,424
Total	$29,579

Borrowings from the Federal Home Loan Bank have changed slightly in structure in both overnight and term advances in order to take advantage of the current historical low interest rate environment.  Term advances were $16 million at March 31, 2003 and December 31, 2002 compared to $15 million at March 31, 2002.  Overnight advances were $5 million at March 31, 2003 and December 31, 2002 compared to $6 million at March 31, 2002.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Company’s capital position continues to exceed regulatory requirements.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital, and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, is cognizant of the eventual need for additional capital in addition to earnings retention, and is prepared to take the necessary action when such additional capital is required.

Banking regulations also require the Company to maintain certain minimum capital levels in relation to Company assets.  A comparison of the Company’s actual regulatory capital as of March 31, 2003, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual March 31, 2003
Tier 1 risk-based capital	4.0%	10.85%
Total risk-based capital	8.0%	11.98%
Leverage ratio	3.0%	7.72%

Liquidity and Interest Rate Sensitivity

Liquidity.  Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.  As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds.  To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window, advances from the Federal Home Loan Bank of Atlanta, and repurchase agreements with other commercial banks.  In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans.  However, in 2000 the Company had to make use of its borrowing availability as the growth of deposits slowed.  In 2001, although the flow of deposits increased sufficiently to fund loan growth, the Company used portions of its borrowing availability to purchase marketable securities in an effort to increase net interest income.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monthly monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. In addition, the Company utilizes asset-liability simulation modeling to further enhance its management of its balance sheet under differing interest rate scenarios.

Effects of Inflation

Inflation significantly affects industries having high proportions of fixed assets or high levels of inventories.  Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets.  As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company’s earnings and high capital retention levels have enabled the Company to meet these needs.

The Company’s reported earnings results have been affected by inflation, but isolating the effect is difficult.  The different types of income and expense are affected in various ways.  Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index.  Management actively monitors interest rate sensitivity in order to minimize the effects of inflationary trends on interest rates.  Other areas of non-interest expenses may be more directly affected by inflation.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3

CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this Report, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures that are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission.  In designing and evaluating the disclosure controls and procedures, management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management believes it has applied prudent judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out its evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, they concluded that, as of the date of this evaluation, the Company's disclosure controls are effective and adequate to ensure the clarity and material completeness of the Company’s disclosure in its periodic reports filed with or submitted to the Securities and Exchange Commission.

Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

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

Date:  May 15, 2003

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  May 15, 2003

/s/ Charles F. Catlett, III

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

May 15, 2003

/s/ Ralph Larry Lyons

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

May 15, 2003

/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice

President and Chief Executive Officer