Form 10QSB
period 2003-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2003-08-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1467806 (I.R.S. Employer Identification No.)

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

As of August 14, 2003, 2,083,498 shares were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-QSB

August 14, 2003

INDEX

Part I.  Financial Information

Page No.

Item 1

Financial Statements

Consolidated Balance Sheets - June 30, 2003

and 2002 (Unaudited)

3

Consolidated Statements of Income - Three

Months Ended June 30, 2003 and 2002 and Six

Months Ended June 30, 2003 and 2002 (Unaudited)

4-5

Consolidated Statements of Cash Flows – Six Months

Ended June 30, 2003 and 2002 (Unaudited)

6

Notes to Consolidated Financial Statements -

June 30, 2003 and 2002 (Unaudited)

7

Item 2

Management’s Discussion and Analysis or

Plan of Operation

8-15

Item 3

Controls and Procedures

15

Part II.  Other Information

Item 4

Submission of Matters to a Vote of

Security Holders

16

Item 6

Exhibits and Reports on Form 8-K

17

Signatures

18

PART I

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

(Unaudited)

ASSETS	June 30, 2003	June 30, 2002
Cash and due from banks	$14,007,641	$8,506,502
Federal funds sold	5,913,000	5,422,000
Total cash and cash equivalents	$19,920,641	$13,928,502
Securities available for sale	132,846,834	78,470,071
Securities held to maturity (approximate market value 2003 $11,584,973; 2002 $14,080,146)	10,907,867	13,711,758
Mortgage loans held for sale	1,795,220	421,555
Total loans	150,726,767	148,240,989
Less: Unearned income	(40,030)	(141,422)
Reserve for loan losses	(2,271,256)	(1,967,416)
Loans, net	148,415,481	146,132,151
Bank premises and equipment, net	4,700,142	4,918,424
Accrued interest receivable	1,941,186	1,738,632
Other assets	9,165,992	8,497,863
Total assets	$329,693,363	$267,818,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand deposits	$37,196,738	$29,464,262
Interest bearing demand deposits and NOW accounts	46,099,355	41,285,130
Savings deposits	54,546,887	33,832,842
Time deposits, $100,000 and over	34,489,468	28,407,135
Other time deposits	104,799,018	90,451,196
	$277,131,466	$223,440,565
Federal funds purchased and securities sold under repurchase agreements	359,500	241,000
FHLB advances
Term	16,000,000	16,000,000
Overnight	5,000,000	5,000,000
Note payable	-	-
Accrued interest payable	343,643	412,957
Other liabilities	2,151,988	384,944
Total liabilities	$300,986,597	$245,479,466
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,083,498 and 1,954,879 shares issued and outstanding in 2003 and 2002, respectively	$2,604,373	$2,443,599
Surplus	6,387,074	4,647,790
Retained earnings	15,795,306	14,971,509
Accumulated other comprehensive income	3,920,013	276,592
Total stockholders’ equity	$28,706,766	$22,339,490
Total liabilities and stockholders’ equity	$329,693,363	$267,818,956
Loan to Deposit Ratio	54.37%	66.28%
Book Value	$13.78	$10.88

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Interest and fees on loans	$2,580,220	$2,714,598	$5,154,240	$5,425,935
Interest on securities:
U.S. Government agencies and corporations	790,450	787,527	1,556,222	1,576,251
U.S. Treasury securities	17,183	-	17,183	6,163
States and political subdivisions	338,041	342,827	670,134	705,167
Other	760,562	459,495	1,450,909	907,141
Interest on federal funds sold	9,588	21,597	16,441	23,422
Total interest income	$4,496,044	$4,326,044	$8,865,129	$8,644,079
Interest expense
Interest on deposits	$1,426,363	$1,706,538	$2,857,378	$3,470,100
Interest on federal funds purchased and securities sold under repurchase agreements	3,133	1,141	5,234	25,188
Interest on FHLB borrowings:
Term	150,341	146,864	299,291	292,114
Overnight	18,161	29,602	36,170	52,018
Interest on note payable	-	-	-	180
Total interest expense	$1,597,998	$1,884,145	$3,198,073	$3,839,600
Net interest income	$2,898,046	$2,441,899	$5,667,056	$4,804,479
Provision for loan losses	90,000	78,000	200,000	156,000
Net interest income after provision for loan losses	$2,808,046	$2,363,899	$5,467,056	$4,648,479
Other income
Deposit fees and charges	$299,184	$323,024	$605,234	$626,192
Bank card fees	70,327	61,724	134,510	113,005
Increase in cash surrender value of life insurance	64,930	70,481	129,860	140,962
Secondary mortgage market loan fees	131,873	41,324	195,581	100,694
Investment and insurance commissions	68,581	17,232	127,805	17,232
Realized gain (loss) on sale of securities available for sale	(1,121)	21,107	21,249	7,098
Other	47,623	50,185	85,589	93,304
Total other income	$681,397	$585,077	$1,299,828	$1,098,487
Other expenses
Salaries and wages	$954,041	$774,185	$1,843,934	$1,542,471
Pensions and other employee benefits	308,437	250,691	643,356	514,651
Occupancy expense	81,542	82,151	187,206	176,609
Equipment depreciation	145,231	143,585	289,576	292,102
Equipment repairs and maintenance	82,631	66,997	154,290	130,377
Advertising and public relations	27,590	37,576	72,090	65,761
Federal insurance premiums	9,371	8,906	18,872	17,578
Office supplies, telephone and postage	137,185	118,197	270,116	232,358
Taxes and licenses	39,657	37,094	78,410	75,924
Legal and professional fees	34,481	46,362	69,423	75,128
Other operating expenses	349,333	323,873	660,521	613,471
Total other expenses	$2,169,499	$1,889,617	$4,287,794	$3,736,430
Income before income taxes	$1,319,944	$1,059,359	$2,479,090	$2,010,536
Income taxes	373,224	286,856	708,752	528,829
Net income	$946,720	$772,503	$1,770,338	$1,481,707

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

 (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Earnings per share of common stock:
Income before income taxes	$0.64	$0.52	$1.20	$0.98
Net income	$0.46	$0.37	$0.86	$0.72
Earnings per share assuming dilution:
Income before income taxes	$0.61	$0.49	$1.14	$0.95
Net income	$0.44	$0.35	$0.82	$0.70
Dividends paid per share	$0.13	$0.12	$0.25	$0.23
Weighted average shares	2,073,918	2,050,202	2,067,384	2,048,537
Weighted average shares assuming dilution	2,171,999	2,168,728	2,166,071	2,111,398
Return on average assets	1.23%	1.18%	1.20%	1.14%
Return on average equity	14.06%	14.55%	13.56%	13.95%
Average assets	306,666,231	262,069,685	296,165,525	259,177,326
Average equity	26,933,411	21,241,384	26,104,516	21,236,510

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows for Operating Activities
Net Income	$1,770,338	$1,481,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341,414	344,103
Deferred income taxes	(62,134)	(98,454)
Provision for loan losses	200,000	156,000
Amortization and accretion on securities	74,143	40,244
Realized (gain) loss on sales of securities available for sale	(21,249)	(7,098)
Realized gain on sales of assets	-	(4,382)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(548,640)	(421,555)
Accrued interest receivable	(148,518)	(68,762)
Other assets	(1,183,787)	(756,168)
Increase (decrease) in liabilities:
Accrued interest payable	(37,167)	(24,170)
Other liabilities	73,558	25,586
Net cash provided by operating activities	$457,958	$667,051
Cash Flows from Investing Activities
Proceeds from maturities of securities held to maturity	$2,078,700	$1,536,500
Proceeds from sales and maturities of securities available for sale	32,536,383	18,168,731
Purchase of securities held to maturity	-	(1,538,847)
Purchase of securities available for sale	(61,653,452)	(22,610,547)
Net (increase) decrease in loans made to customers	(9,223,906)	(6,877,425)
Net purchases of premises and equipment	(4,893)	(50,365)
Proceeds from sale of assets	-	15,075
Net cash (used in) investing activities	$(36,266,768)	$(11,356,878)
Cash Flows from Financing Activities
Net increase in deposits	$39,143,089	$15,413,188
Net decrease in federal funds purchased and securities sold under repurchase agreements	(78,500)	(4,522,000)
Net proceeds of FHLB borrowings	-	6,000,000
Repayment of note payable	-	(9,000)
Net proceeds from issuance of common stock	335,079	81,639
Dividends paid	(516,881)	(448,687)
Net cash provided by financing activities	$38,882,787	$16,515,140
Increase (decrease) in cash and cash equivalents	$3,073,977	$5,825,313
Cash and cash equivalents:
Beginning	16,846,664	8,103,189
Ending	$19,290,641	$13,928,502
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,235,240	$3,863,770
Income Taxes	$732,960	$661,632
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

(Unaudited)

Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.

Note 2  Comprehenisve Income

A reconciliation from net income to total comprehensive income for the three months and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$946,720	$772,503	$1,770,338	$1,481,707
Other comprehensive income, net of tax: Unrealized holding gains (losses) arising during the period on securities available for sale, net of deferred income taxes	2,200,672	1,139,549	2,633,043	401,992
Less classification adjustment for (gains) losses included in net income, net of deferred income taxes	740	(13,931)	(14,024)	(4,685)

Total comprehensive income	$3,148,132	$1,898,121	$4,389,357	$1,879,014

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

The Company’s net income totaled $946,720 in the second quarter of 2003, an increase of $174,217 or 23% from the second quarter of 2002. These results reflect the continuing growth in net interest income as well as significant increases in other non-interest income offsetting what is considered as reasonable increases in non interest expense.  For the quarter, total interest income rose 3.9%, while net interest income increased 18.7%. The increases in total interest income and net interest income resulted from increases in the volume of interest-earning assets due to strong growth in deposits, coupled with the positive effect of reductions in interest paid on deposits as a result of all the declines in market interest rates throughout 2002 that have now stabilized at historical lows. During the second quarter of 2003, average interest-earning assets increased by $41.7 million, or 17.2%, compared to 2002 resulting in interest income on earning assets increasing by $170,000 or 3.9%.  Total interest expense declined by $286,147, or 15.2% despite an increase of  $39 million, or 16.2% in average interest-bearing liabilities. Total non-interest income rose by $96,320 or 16.5%, primarily attributable to increases in secondary market mortgage loan sales activity, and increases in non-deposit investment product sales commissions.

Net income per common share for the second quarter of 2003 was $.46 compared to $.37 in 2002.  On a fully diluted basis, earnings per share were $.44 versus $.35, respectively.  The Company’s annualized return on average equity was 14.06% in the second quarter of 2003, compared to 14.55% for the second quarter of 2002 principally due to the growth in shareholders’ equity, while the return on average assets improved to 1.23% from 1.18% for these same periods respectively.

The Company’s net income for the six months ended June 30, 2002 totaled $1,770,338 an increase of $288,631, or 19.5% over $1,481,707 in the first six months of 2002.  These results also reflect increases in net interest income and total interest income.  Total non-interest income increased by $201,341 or 18.3% while other non interest expenses increased by $551,364 or 14.8%.  Net income per common share for the first six months of 2003 was $.86 compared to $.72 for the same period in 2002. Assuming dilution, the per share earnings were $.82 and $.70, respectively.  The Company’s annualized return on average equity was 13.56% for the six months ended June 30, 2003, compared to 13.95% for the six months ended June 30, 2002.  The return on average assets amounted to 1.20% versus 1.14% for each of these same periods, respectively.

Net Interest Income.  The Company’s net interest income was $2,898,046 for the second quarter of 2003, compared to $2,441,899 for the second quarter of 2002.  For the six-month period, net interest income was $5,667,056 versus $4,804,479 in 2002, an increase of $862,577, or 18% for 2003 compared to the same period in 2002.  The increase in net interest income in 2003 reflects increases in the average balances of 37.4% in investment securities and 5.2% in total loans for the three months ended June 30, 2003, compared to the same period last year.  Average interest earning assets were $283.8 million for the second quarter of 2003, compared to $242.1 million for the second quarter of 2002. For the six months ended June 30, 2003, average interest earning assets rose 14.4% to $273.6 million from $239.2 million the same period in 2002. Over this same six month periods, average investment securities increased by $28.2 million, or 30.1% to $121 million and average total loans increased $5.8 million, or 4.1% to $141.9 million for the same period.

The net interest margin is a measure of net interest income performance.  It represents the difference between interest income; including the earned portion of net deferred loan fees and costs, and interest expense paid on deposits and borrowings, reflected as a percentage of average interest earning assets.  The Company’s net interest margin was 4.20% for the second quarter of 2003 and 4.25% for the first six months of 2003, compared to 4.15% and 4.13% for the same periods in 2002, respectively.

Non-Interest Income.  In the second quarter of 2003, the Company’s total non-interest income totaled $681,397 an increase of 16.5%, or $96,320, compared to 2002.  For the first six months of 2003, non-interest income totaled $1,299,828, an increase of $201,341 or 18.3% compared to 2002. The principal areas responsible for this increase over the prior year’s comparable quarter and year to date are fees and profits from sales of mortgage loans to the secondary market which were up 219% for the second quarter and 94% for the six months as compared to the respective periods of the prior year, and sales commissions earned from the retail sales of non deposit investment  products which were up 298% to $68,581 from $17,232 in the prior year’ second quarter and 642% to $127,805 from $17,232 for the first half of 2002.

Non-Interest Expense.  The Company’s total non-interest expenses increased 14.8% for both the second quarter and the six months ended June 30, 2003 as compared to the prior year. Expenses related to salaries not treated as an adjustment to the yield of loans originated in 2003 increased by 23.2% for the quarter and 19.5% for the first six months, as compared to 2002 due largely to additions to both officer and non exempt staff necessitated due to the continuing growth of the company.  Pension and other employee benefits expense increased by 23% for the quarter, and 25% for the year to date. These increases primarily reflect increases in the general cost of employee health and benefit plans as well as improvements to benefit plans in 2003, the costs of which are largely offset by the earnings from the bank owned life insurance.  Total other non interest expenses increased only 4.9% over the prior year’s quarter. The more significant changes were in equipment repairs and maintenance which increased by 23.3% for the quarter and 18.3% for the six-month period, most of which is relates to maintenance contracts on new equipment. Advertising and public relations expense and legal and professional fees declined by 26.6% and 25.6% respectively for the quarter due to the Company’s ongoing efforts to manage the growth in controllable expenses. For the year to date, total other non interest expense increased by  7.2% over the prior year to date. The two areas with significant increases were equipment repairs and maintenance, up 18.3% and general office supplies, communications and postage expense up 16.2% as a result of the general growth in the number of the Company’s deposit and loan accounts.

Income Taxes.  The Company reported income taxes of $373,224 for the second quarter and $708,752 for the first six months of 2003, compared to $286,856 and $528,829 for the same periods in 2002, respectively. These amounts yielded effective tax rates of  28.2% for the quarter and 28.6 % for the first six months of 2003, compared to 27.1% and 26.3 % for the same periods in 2002, respectively.

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

The principal economic risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions.  The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate, interest rates, and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas. The risk associated with real estate construction loans varies based upon the supply of the type of real estate under construction, and demand for such, which in turn is directly affected by the prevailing interest rate environment. Many of the Company’s real estate construction loans are for pre-sold or contract homes.

At June 30, 2003, total loans net of unearned income increased by $3.7 million from March 31, 2003 and have increased by $2.6 million from June 30, 2002.  The average loans to average deposit ratio was 58.5 % at June 30, 2003, compared to 60.1 % at March 31, 2003 and 66.3% at June 30, 2002.  As of June 30, 2003, real estate loans accounted for 72.2% of the loan portfolio, consumer loans were 7.5%, and commercial and industrial loans totaled 20.3% of the loan portfolio.

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

The following table summarizes non-performing assets:

	June 30 2003	December 31 2002	June 30 2002
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$ 134	$ 258	$ 362
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,316	972	808
Loans restructured and in compliance with modified terms (not included in non- accrual loans or loans contractually past due 90 days or more above)	0	0	0
Total non-performing loans	1,450	1,229	1,170
Other real estate owned	97	97	97
Other non-performing assets	140	150	150
Total non-performing assets	$1,687	$1,477	$1,417

Management does not believe that the current level of non-performing loans reflects any systemic problem in the Company’s loan portfolio. However, there is some uncertainty with regard to the financial strength of several borrowers involved in the commercial timber industry, as that specific sector has experienced a significant decline. The Company has been an active local residential construction lender for many years, however, should there be a sudden significant jump in interest rates, which remain at that level for a protracted time, thereby causing mortgage rates to remain high, and further creating a decline in the demand for, and sales of, new homes, it is possible that such a scenario could be detrimental to some of the Company’s larger builder/borrowers. Management is not aware of any other material lending relationships at June 30, 2003 that involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. OREO  has remained unchanged at $97,000 at  June 30, 2003, December 31, 2002, and June 30, 2002.  All but one parcel of OREO was in the Company’s primary service area and consisted of two single-family dwellings and one building lot.  The Company’s practice is to value OREO at the lower of  (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2002.  In accordance with the trust indenture, the trustee has foreclosed on the un derlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000, which was written down during 2002 and 2003 to its anticipated liquidation value of $140,000.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate.  Non-performing loans are monitored on a monthly basis as part of the Company’s ongoing loan review process. Management reviews the overall adequacy of its loan loss allowance at the end of each month.  This analysis is based primarily on the Company’s internal loan classification process, which classifies problem credits as special mention, substandard, doubtful or loss, and assigns a required reserve for each class, as well as additional reserve provisions for losses based on non accrual and past due loan balances, as well as all loans in general. This analysis aggregates the calculated reserves and compares this total to the balance of the Company’s reserve for loan losses every month.  The ratio of the allowance for loan losses to total loans was 1.51%, 1.49% and 1.33% at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. At June 30, 2003 the ratio of the allowance for loan losses to total non-performing assets was 134.6%, compared to 142.3% at December 31, 2002 and 138.9% at June 30, 2002.

Management evaluates non-performing assets relative to their collateral value and makes appropriate reductions, if warranted, in the carrying value of those assets based on that review. Management believes based on its review, that the Company has adequate reserves to cover any future write down that may be required on non-performing assets.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration numerous factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and any other factors deemed relevant.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The provision for loan losses totaled $90,000 for the quarter ended June 30, 2003 versus $78,000 for the quarter ended June 30, 2002.  For the six-month periods ended June 30, 2003 and 2002, the provision for loan losses totaled $200,000 and $156,000, respectively.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to increase the overall allowance for loan losses.

Securities

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public deposits; the remaining portions are held or used to assist the Company in liquidity and asset liability management, and as income earning investments.  During the first six months of 2003, total securities increased by $31 million or 27.5% to $143.8 million or 43.6 % of total assets at June 30, 2003.  At December 31, 2002, total securities were $112.8 million or 39.6% of total assets and at June 30, 2002, total securities were $92.2 million, or 34.4 % of total assets.

The securities portfolio is segregated into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors.  The Company’s recent purchases of investment securities have been limited to securities of investment grade credit qual ity with short to medium term maturities. The types of securities purchased consist of U.S. Treasury securities, U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, bank eligible Agency (FNMA, FHLMC, SLM) Preferred stock, and bank qualified tax free municipal securities. As the general interest rate levels have fallen over the past eighteen months and now seem to have stabilized, as previously noted, there has been a steady increase in the number of higher yielding securities in the portfolio that had call options, being called by the issuers. This has caused a decline in the overall yield of the investment portfolio as those funds must be reinvested at the current lower yields. We anticipate this trend to continue.

The fully taxable equivalent annualized average yield on the entire portfolio was   5.93 % for the second quarter of 2003 and 6.06 % for the first six months of 2003, compared to 7.14% and 7.08% for the same periods in 2002.  The market value of the securities carried as “available for sale” portfolio exceeded its book value by $5.9 million at June 30, 2003.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is depository accounts.  The Company’s deposit base is comprised of demand deposits, interest checking, savings and money market accounts and other time deposits also referred to as certificates of deposit. The Company’s deposits are provided by individuals, businesses, and organizations located within the communities served. The Company does not solicit or accept any brokered or out of state deposits.

Total deposit growth was $53.7 million or 24% between second quarter 2002 and 2003. Total deposits grew by $39.1 million or 16.4% between December 31, 2002 and June 30, 2003. The average aggregate interest rate paid on deposits was 2.22% in the second quarter and 2.31% for the first six months of 2003 compared to 3.06% in the second quarter of 2002 and 3.11% for the first six months of 2002, compared to 4.34% and 4.26% for the comparable periods in 2001.  The Company’s deposit mix consists of demand, interest checking and MMDA, and savings deposits which together comprise 49.7% of total deposits, while the remaining 50.3% consists of higher yielding time deposits as many of its customers are individuals who seek higher yields than those offered on savings and money market accounts.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2003:

June 30, 2003 Time Deposits (Dollars in Thousands)

Three months or less	$6,093
Three to twelve months	14,659
Over twelve months	13,737
Total	$34,489

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Company’s capital position continues to exceed regulatory minimums. The Company’s capital position continues to exceed regulatory requirements.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital, and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, is cognizant of the eventual need for additional capital in addition to earnings retention, and is prepared to take the necessary steps to obtain such additional capital when required.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets.  Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines.  A comparison of the Bank’s actual regulatory capital as of June 30, 2003, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Central Virginia Bank June 30, 2003	Parent Central Virginia Bankshares, Inc. June 30, 2003
Tier 1 risk-based capital	4.0%	10.51%	11.34%
Total risk-based capital	8.0%	11.62%	12.44%
Leverage ratio	3.0%	7.41%	7.99%

Liquidity and Interest Rate Sensitivity

Liquidity.  Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.  As a result of the Company’s management of its liquid assets and the ability to generate further liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs in the foreseeable future.

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds.  To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window, advances from the Federal Home Loan Bank of Atlanta, and repurchase agreements with other commercial banks.  Historically, deposit growth and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans. Since 2001, the inflow of retail deposits has increased significantly , and has been more than sufficient to fund loan growth, however, given the historically low interest rate environment, the Company used some of its borrowing capacity to purchase marketable securities in an effort to further enhance net interest income.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.  Additionally, simulation model results for various interest rate scenarios are reviewed by the Company’s asset-liability management committee to assist in modifying current pricing strategies for loans and deposits, as well as the general composition of the Company’s earning assets and interest-bearing liabilities.

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

 The Company carried out its evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, they concluded that, as of the date of this evaluation, the Company’s disclosure controls are effective and adequate to ensure the clarity and material completeness of the Company’s disclosure in its periodic reports filed with or submitted to the Securities and Exchange Commission.

 Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Shareholders meeting was held on April 29, 2003.

(b)

Directors elected at the meeting for a three-year term were:

1.

Elwood C. May

2.

Charles B. Goodman

Directors with continuing terms were:

1.

Charles W. Binford

2.

John B. Larus

3.

James T. Napier

4.

Ralph Larry Lyons

5.

Fleming V. Austin

6.

Garland L. Blanton, Jr.

(c)

Matters voted upon:

1.

Election of Elwood C. May as a director for a three year term:

Votes for

1,730,703

Votes withheld

1,203

2.

Election of Charles B. Goodman as a director for a three year term:

Votes for

1,731,072

Votes withheld

835

3.

Ratification of Auditors:

Votes for

1,730,527

Votes against

210

Votes abstained

1,180

ITEM 6

EXHIBITS AND REPORTS ON 8-K

(a)

Exhibits:

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)

Form 8-K.  No reports were filed on Form 8-K in the period for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

                          (Registrant)

Date:  August 14, 2003

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  August 14, 2003

/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice President and

Chief Financial Officer (Principal Financial

Officer)

EXHIBIT INDEX

31.1

Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2

Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)