Form 10QSB
period 2003-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2003-11-14
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1467806 (I.R.S. Employer Identification No.)

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

2,094,592 shares of common stock, par value $1.25 per share, outstanding as of November 14, 2003

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-QSB

November 14, 2003

INDEX

Part I.  Financial Information

Page No.

Item 1

Financial Statements

Consolidated Balance Sheets - September 30, 2003

and 2002 (Unaudited)

3

Consolidated Statements of Income – Three

Months Ended September 30, 2003 and 2002 and Nine

Months Ended September 30, 2003 and 2002 (Unaudited)

4-5

Consolidated Statements of Cash Flows – Nine Months

Ended September 30, 2003 and 2002 (Unaudited)

6

Notes to Consolidated Financial Statements -

September 30, 2002 and 2002 (Unaudited)

7

Item 2

Management Discussion and Analysis of Financial

Condition and Results of Operations

8-15

Item 3

Controls and Procedures

15

Part II.  Other Information

Item 6

Exhibits and Reports on Form 8-K

16

Signatures

17

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

(Unaudited)

ASSETS	Sept. 30, 2003	Sept. 30, 2002
Cash and due from banks	$8,580,114	$13,427,084
Federal funds sold	8,102,000	9,294,000
Total cash and cash equivalents	$16,682,114	$22,721,084
Securities available for sale	150,062,997	82,403,489
Securities held to maturity (approximate market value 2003 $12,190,163; 2002 $14,161,706)	11,704,854	13,532,959
Mortgage loans held for sale	1,554,350	412,100
Total loans	153,119,228	146,701,737
Less: Unearned income	(29,607)	(113,557)
Reserve for loan losses	(2,363,693)	(2,098,229)
Loans, net	150,725,928	144,489,951
Bank premises and equipment, net	4,961,921	4,867,624
Accrued interest receivable	2,804,425	2,035,633
Other assets	9,073,532	8,152,264
Total assets	$347,570,121	$278,615,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand deposits	$36,714,770	$31,439,880
Interest bearing demand deposits and NOW accounts	53,216,266	41,098,326
Savings deposits	55,944,876	38,435,370
Time deposits, $100,000 and over	38,106,500	29,792,512
Other time deposits	114,189,970	92,144,207
	$298,172,382	$232,910,295
Federal funds purchased and securities sold under repurchase agreements	318,500	170,000
FHLB advance
Term	16,000,000	15,000,000
Overnight	5,000,000	6,000,000
Note payable	-	-
Accrued interest payable	354,913	380,181
Other liabilities	890,756	417,397
Total liabilities	$320,736,551	$254,877,873
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,094,592 and 1,958,465 shares issued and outstanding in 2003 and 2002, respectively	$2,618,240	$2,448,082
Surplus	6,534,650	4,692,364
Retained earnings	16,543,944	15,514,378
Accumulated other comprehensive income	1,136,736	1,082,407
Total stockholders’ equity	$26,833,570	$23,737,231
Total liabilities and stockholders’ equity	$347,570,121	$278,615,104
Loan to Deposit Ratio	51.34%	62.94%
Book Value	$12.81	$11.54

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Interest and fees on loans	$2,604,883	$2,813,860	$7,759,123	$8,239,795
Interest on securities:
U.S. Government agencies and corporations	845,564	719,598	2,401,786	2,295,849
U.S. Treasury securities	55,396	-	72,579	6,163
States and political subdivisions	365,317	357,740	1,035,451	1,062,907
Other	792,712	499,604	2,243,621	1,406,745
Interest on federal funds sold	12,408	28,222	28,849	51,644
Total interest income	$4,676,280	$4,419,024	$13,541,409	$13,063,103
Interest expense
Interest on deposits	$1,542,901	$1,704,165	$4,400,279	$5,174,265
Interest on federal funds purchased and securities sold under repurchase agreements	935	604	6,169	25,792
Interest on FHLB borrowings:
Term	151,857	148,478	451,148	440,592
Overnight	15,480	29,829	51,650	81,847
Interest on note payable	-	-	-	180
Total interest expense	$1,711,173	$1,883,076	$4,909,246	$5,722,676
Net interest income	$2,965,107	$2,535,948	$8,632,163	$7,340,427
Provision for loan losses	90,000	136,000	290,000	292,000
Net interest income after provision for loan losses	$2,875,107	$2,399,948	$8,342,163	$7,048,427
Other income
Deposit fees and charges	$294,143	$336,902	$899,377	$963,094
Bank card fees	60,213	60,728	194,723	173,733
Increase in cash surrender value of life insurance	75,185	70,482	205,045	211,444
Secondary mortgage market loan interest and fees	93,834	75,071	289,415	175,765
Investment and insurance commissions	220,798	69,657	348,603	86,889
Realized gain on sale of securities available for sale	28,623	80,059	49,872	87,157
Other	65,833	31,757	151,422	125,061
Total other income	$838,629	$724,656	$2,138,457	$1,823,143
Other expenses
Salaries and wages	$1,040,433	$860,043	$2,884,367	$2,402,514
Pensions and other employee benefits	341,182	275,844	984,538	790,495
Occupancy expense	85,031	95,164	272,237	271,773
Equipment depreciation	164,958	140,949	454,534	433,051
Equipment repairs and maintenance	69,133	71,566	223,423	201,943
Advertising and public relations	42,395	45,458	114,485	111,219
Federal insurance premiums	9,538	9,056	28,410	26,634
Office supplies, telephone and postage	145,004	130,898	415,120	363,256
Taxes and licenses	43,625	37,299	122,035	113,223
Legal and professional fees	36,776	33,183	106,199	108,311
Other operating expenses	391,855	317,490	1,052,376	930,961
Total other expenses	$2,369,930	$2,016,950	$6,657,724	$5,753,380
Income before income taxes	$1,343,806	$1,107,654	$3,822,896	$3,118,190
Income taxes	323,532	330,198	1,032,284	859,027
Net income	$1,020,274	$777,456	$2,790,612	$2,259,163

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Earnings per share of common stock:
Income before income taxes	$0.64	$0.54	$1.84	$1.52
Net income	$0.49	$0.38	$1.35	$1.10
Earnings per share assuming dilution:
Income before income taxes	$0.62	$0.50	$1.76	$1.45
Net income	$0.47	$0.35	$1.29	$1.05
Dividends paid per share	$0.13	$0.12	$0.38	$0.35
Weighted average shares	2,089,585	2,053,360	2,074,866	2,050,289
Weighted average shares assuming dilution	2,157,639	2,197,477	2,167,496	2,146,895
Return on average assets	1.21%	1.15%	1.20%	1.14%
Return on average equity	15.08%	13.59%	14.10%	13.89%
Average assets	$336,500,166	$270,378,775	$309,752,303	$263,189,389
Average equity	$27,066,898	$22,877,274	$26,395,084	$21,678,884

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net Income	$2,790,612	$2,259,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	532,211	511,052
Deferred income taxes	(98,260)	-
Provision for loan losses	290,000	292,000
Amortization and accretion on securities	141,072	67,051
Realized gain on sales of securities available for sale	(49,872)	(87,157)
Realized gain on sales of assets	(2,995)	(4,382)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(307,770)	(412,100)
Accrued interest receivable	(1,011,757)	(365,763)
Other assets	(1,091,327)	(815,110)
Increase (decrease) in liabilities:
Accrued interest payable	(25,897)	(56,946)
Other liabilities	281,516	58,039
Net cash provided by operating activities	$1,447,533	$1,445,847
Cash Flows from Investing Activities
Proceeds from maturities of securities held to maturity	$2,313,300	$1,701,500
Proceeds from sales and maturities of securities available for sale	48,816,458	28,675,505
Purchase of securities held to maturity	(1,033,640)	(1,538,847)
Purchase of securities available for sale	(99,402,285)	(35,871,787)
Net (increase) decrease in loans made to customers	(11,623,953)	(5,371,225)
Net purchases of premises and equipment	(476,728)	(166,514)
Proceeds from sale of assets	22,255	15,075
Net cash (used in) investing activities	$(61,384,593)	$(12,556,293)
Cash Flows from Financing Activities
Net increase in deposits	$60,184,005	$24,882,918
Net decrease in federal funds purchased and securities sold under repurchase agreements	(119,500)	(4,593,000)
Net proceeds on FHLB borrowings	-	6,000,000
Repayment of note payable	-	(9,000)
Net proceeds from issuance of common stock	496,522	130,696
Dividends paid	(788,517)	(683,273)
Net cash provided by financing activities	$59,772,510	$25,728,341
Increase (decrease) in cash and cash equivalents	$(164,550)	$14,617,895
Cash and cash equivalents:
Beginning	16,846,664	8,103,189
Ending	$16,682,114	$22,721,084
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,935,143	$5,697,986
Income Taxes	$1,034,196	$987,204

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

(Unaudited)

Note 1  Basis of Presentation

These interim financial statements are unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

Note 2  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$1,020,274	$777,456	$2,790,612	$2,259,163
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period on securities available for sale, net of deferred income taxes	(2,764,386)	1,277,793	(131,342)	1,260,646
Less reclassification adjustment for gains included in net income, net of deferred income taxes	(18,891)	(52,839)	(32,916)	(57,524)
Total comprehensive income	($1,763,003)	$2,002,410	$2,626,354	$3,462,285

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

The Company’s net income totaled a record $1,020,274 in the third quarter of 2003, an increase of 31.2% from the third quarter of 2002. These results reflect an improvement in net interest income as well as increases in both other non-interest income and other expenses. For the quarter, total interest income rose 5.8% while net interest income rose 16.9%. The increases in interest income and net interest income resulted from increases in the volume of interest-earning assets as well as the effect of the stabilization of interest rates over the past year. For the third quarter of 2003, average interest-earning assets increased by $63.3 million, or 25.4%, compared to the same period in 2002. Interest income on these assets increased $257,256. Total interest expense decreased by $171,903, or 9.1% for the quarter although average interest-bearing liabilities increased $54.7 million, or 25.0%. Total non-interest income rose 15.7%, primarily the result of growth in commissions from sales of non-deposit investment products and profits from secondary market mortgage loan sales.

Net income per common share for the third quarter of 2003 was $.49 compared to $.38 in the same period last year. On a diluted basis, earnings per share were $.47 and $.35, respectively. The Company’s annualized return on average equity was 15.08% in the third quarter of 2003, compared to 13.59% for the third quarter of 2002, while the return on average assets amounted to 1.21% and 1.15% for these same periods respectively.

The Company’s net income for the nine months ended September 30, 2003 totaled $2,790,612, an increase of 23.5% over the first nine months of 2002.  These results also reflect increases in net interest income and total interest income.  Total non-interest income increased 17.3% while other expenses increased 15.7%.  Net income per common share for the first nine months of 2003 was $1.35 compared to $1.10 for the same period in 2002.  Assuming dilution, the per share amounts were $1.29 and $1.05, respectively.  The Company’s annualized return on average equity was 14.10% for the nine months ended September 30, 2003, compared to 13.89% for the nine months ended September 30, 2002.  The return on average assets amounted to 1.20% and 1.14% for these same periods, respectively.

Net Interest Income.  The Company’s net interest income was $2,965,107 for the third quarter of 2003, an increase of $429,159, or 16.9% compared to $2,535,948 for the third quarter of 2002. For the nine-month period, net interest income was $8,632,163, an increase of $1.29 million, or 17.6% over the same period in 2002. The increase in net interest income in 2003 reflects increases in the average balances of investment securities of 62.7% and in loans of 3.1% for the quarter. These two components of total interest earning assets also increased 41.0% and 2.9%, respectively, for the nine-month period. Average interest earning assets were $312.2 million for the third quarter of 2003, compared to $248.9 million for the third quarter of 2002, while the nine month totals were $285.2 million and $242.6 million, respectively.

For the quarter ended September 30, 2003, fully taxable-equivalent net interest income was $3,061,575 compared to $2,601,747 at September 30, 2002. For the nine-month periods, net interest income on a fully taxable-equivalent basis was $8,874,804 and $7,534,109, respectively.

The net interest margin is a measure of net interest income performance.  It represents the difference between interest income; including the earned portion of net deferred loan fees and costs, and interest expense paid on deposits and borrowings, reflected as a percentage of average interest earning assets.  The Company’s net interest margin was 3.92% for the third quarter of 2003 compared to 4.15% in 2002.  For the nine months ended September 30, 2003 the net interest margin was 4.18% compared to 4.14% for the same period of 2002.

Non-Interest Income.  In the third quarter of 2003, the Company’s total non-interest income totaled $838,629, an increase of 15.7%, or $113,973, compared to 2002. For the first nine months of 2003, non-interest income increased by $315,314 or 17.3% compared to 2002.  Primarily, these increases are due to growth in fees received from secondary market mortgage loan originations which increased 25.0% for the quarter and 64.7% for the nine month period, as well as investment and insurance commissions from the sales of non-deposit investment products which increased 217.0% and 301.2% respectively.

Non-Interest Expense.  The Company’s total non-interest expenses for the third quarter ended September 30, 2003 increased $352,980 or 17.5%, and for the nine-month period ended September 30, 2003 increased $904,344, or 15.7% compared to the same periods in 2002.  Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans increased $245,728 for the quarter and $675,896 for the first nine months of 2003 compared to the same periods in 2002.  These increases resulted primarily from additions to staff as the result of the growth of the bank, as well as increases in the general cost of maintaining employee health and benefit plans.   Occupancy expense decreased 10.7% for the quarter and increased less than 1% for the nine-month period.  Equipment depreciation increased 17.0% for the quarter and 5.0% for the nine-month period reflecting the cost of new equipment and software acquired for the Company’s core processing conversion in the second quarter.

Income Taxes. The Company reported income taxes of $323,532 for the third quarter and $1,032,284 for the first nine months of 2003, compared to $330,198 and $859,027 for the same periods in 2002, respectively. These amounts yielded effective tax rates of 24.1% for the quarter and 27.0% for the first nine months of 2003, compared to 29.8% and 27.6% for the same periods in 2002, respectively.

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

The principal risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas. The risk associated with real estate construction loans varies based upon the supply of the type of real estate under construction, and demand for such, which in turn is directly affected by the prevailing interest rate environment. Many of the Company’s real estate construction loans are for pre-sold or contract homes.

At September 30, 2003 total loans net of unearned income increased $11.6 million from December 31, 2002 and $6.5 million from September 30, 2002. The loan-to-deposit ratio was 51.3% at September 30, 2003, compared to 59.5% at December 31, 2002, and 62.9% at September 30, 2002. As of September 30, 2003, loans secured by real estate accounted for 73.2% of the loan portfolio, consumer loans were 6.8%, and commercial and industrial loans totaled 20.0%.

Asset Quality.  Non-performing loans include non-accrual loans, loans 90 days or more past due, restructured loans, and other non-performing assets.  Non-accrual loans are loans on which interest accruals have been discontinued.  Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection.  Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.  Other non-performing assets include any non loan-related earning asset, which is no longer earning interest but in the opinion of management should be otherwise collectable.

The following table summarizes non-performing loans:

	Sept. 30, 2003	December 31, 2002	Sept. 30, 2002
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$30	$258	$307
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,068	971	1,086
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--
Total non-performing loans	$1,098	$1,229	$1,393
Other real estate owned	97	97	97
Other non-performing assets	140	150	150
Total non-performing assets	$1,335	$1,476	$1,640

Management does not believe that the current level of non-performing loans reflects any systemic problem in the Company’s loan portfolio.  However, there is continuing uncertainty with regard to the financial strength of several borrowers involved in the commercial timber industry, as that specific sector has experienced a significant decline.  The Company has been an active and successful local residential construction lender for over 25 years.  In the event of a sudden significant increase in interest rates, which remain at that level for a protracted time, thereby causing mortgage interest rates to remain high, and further creating a decline in the demand for, and sales of, new homes, it is possible that such a scenario could be detrimental to some of the Company’s large builder/borrowers.  Management is not aware of any other material lending relationships at September 30, 2003 that involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. OREO has remained unchanged at  $97,000 at September 30, 2003, December 31, 2002, and September 30, 2002.  All but one parcel of OREO was in the Company’s primary service area and consisted of two single-family dwellings and one building lot. The Bank’s practice is to value OREO at the lower of  (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance both at the time of acquisition as well as periodically throughout the holding period.  The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2002.  In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000, which was written down during 2002 and 2003 to its anticipated liquidation value of $140,000.

Management evaluates non-performing assets relative to their collateral value and makes appropriate reductions, if warranted,  in the carrying value of those assets based on that review.  Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on non-performing assets.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate.  Non-performing loans are monitored on a monthly basis as part of the Company’s ongoing loan review process.  Management reviews the adequacy of the loan loss allowance at the end of each month.  This analysis is based primarily on the Company’s internal loan classification system, which classifies problem credits as special mention, substandard, doubtful or loss; and assigns a required reserve for each class, as  well as additional reserve provisions for losses based on non accrual and past due loan balances, as well as all loans in general.  This analysis aggregates the calculated reserves and compares this total to the balance of the Company’s reserve for loan losses every month.  The ratio of the allowance for loan losses to total loans was 1.54%, 1.49% and 1.43% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.  At September 30, 2003 the ratio of the allowance for loan losses to non-performing assets was 177.1%, compared to 142.3% at December 31, 2002 and 127.9% at September 30, 2002.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration numerous factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other factors deemed relevant.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The provision for loan losses charged to expenses totaled $90,000 for the quarter ended September 30, 2003 versus $136,000 for the same period in 2002.  For the nine-month periods ended September 30, 2003 and 2002, the provision for loan losses totaled $290,000 and $292,000, respectively.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to increase the allowance for loan losses.

Securities

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public deposits; the remaining portions are held or used to assist the Company in liquidity and asset liability management, and as income earning investments.  During the first nine months of 2003, total securities increased 43.4% to $161.8 million, or 46.5% of total assets at September 30, 2003.  At December 31, 2002, total securities were $112.8 million, or 39.6% of total assets and at September 30, 2002, total securities were $95.9 million, or 34.4% of total assets.

The securities portfolio is segregated into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors.  The Company’s recent purchases of investment securities have been limited to securities of investment grade credit quality with short to medium term maturities.  The types of securities purchased consist of U.S. Treasury securities, U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, bank eligible Agency (FNMA, FHLMC, SLM) Preferred stock, and bank qualified tax-free municipal securities.   As the general interest rate levels have fallen over the past eighteen months and now seem to have stabilized, there has been a steady increase in the number of higher yielding securities in the portfolio that had call options, being called by the issuers.  This has caused a decline in the overall yield of the investment portfolio, as those funds must be reinvested at the current lower yields.  We anticipate this trend will continue.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.59% for the third quarter and 6.02% for the first nine months of 2003, compared to 6.93% and 7.03% for the same periods in 2002.  The market value of the available for sale portfolio exceeded the book value by $1.74 million at September 30, 2003.

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

Total deposit growth was  $60.2 million or 25.3% between December 31, 2002 and September 30, 2003.  Total deposits grew by $65.3 million or 28.0% between the end of the third quarter of 2002 and September 30, 2003.  The average aggregate interest rate paid on deposits was 2.15% in the third quarter of 2003 and 2.25% for the first nine months of 2003, compared to 3.02% and 3.16% for the same periods in 2002.  The Company’s deposit mix consists of demand, interest checking, MMDA, and  savings deposits which together comprise 48.9% of total deposits, while the remaining 51.1% consists of higher yielding time deposits as many of its customers are individuals who seek higher yields than those offered on savings and money market accounts.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2003

September 30, 2003 Time Deposits (Dollars in Thousands)

Three months or less	$4,926
Three to twelve months	17,079
Over twelve months	16,101
Total	$38,106

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Company’s capital position continues to exceed regulatory minimums.  The primary indicators relied on bye the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet assets.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, is cognizant of the eventual need for additional capital in addition to earnings retention, and is prepared to take the necessary steps to obtain such additional capital when required.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets.  Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines.  A comparison of the Bank’s actual regulatory capital as of September 30, 2003, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Central Virginia Bank September 30, 2003	Parent Central Virginia Bankshares, Inc. September 30, 2003

Tier 1 risk-based capital	4.0%	11.04%	11.55%
Total risk-based capital	8.0%	12.16%	12.66%
Leverage ratio	3.0%	6.97%	7.30%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds.  To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window, advances from the Federal Home Loan Bank of Atlanta, and repurchase agreements with other commercial banks.  Historically, deposit growth and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans.  Since 2001, the inflow of retail deposits has increased significantly, and has been more than sufficient to fund loan growth, however, in light of the historically low interest rate environment, the Company elected to use a portion of its borrowing capacity to purchase marketable securities in a strategy to augment net interest income.

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

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON 8-K

(a)

Exhibits:

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

(b)

The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 31, 2003.  The Form 8-K reported items 7 and 12 and attached as an exhibit and incorporated by reference a press release that reported the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

                          (Registrant)

Date:  November 14, 2003

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  November 14, 2003

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