Form 10KSB
period 2003-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2004-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number:  000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Name of small business issuer in its charter)

    Virginia

 54-1467806

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

2036 New Dorset Road, Post Office Box 39, Powhatan, Virginia 23139-0039

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number including area code:  (804) 403-2000

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

Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year: $21.5 Million

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $54,264,235 computed by reference to the last sales price of $28.08 per share as of March 15, 2004, on The Nasdaq Stock MarketSM, as reported in published financial sources.

At March 15, 2004, there were 2,129,314 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No   X

DOCUMENTS INCORPORATED BY REFERENCE

2003 Annual Report to Shareholders – Part II

Proxy Statement for the 2004 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTIES

8

ITEM 3.

LEGAL PROCEEDINGS

9

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

9

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATION

10

ITEM 7.

FINANCIAL STATEMENTS

27

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

28

ITEM 8A.

CONTROLS AND PROCEDURES

28

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF

THE EXCHANGE ACT

28

ITEM 10.

EXECUTIVE COMPENSATION

28

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

29

ITEM 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

The Company and the Bank.  Central Virginia Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on March 7, 1986, solely to acquire all of the issued and outstanding shares of Central Virginia Bank’s (the “Bank”) capital stock.  The Bank was incorporated on June 1, 1972 under the laws of the Commonwealth of Virginia and, since opening for business on September 17, 1973, its main and administrative office has been located on U.S. Route 60 at Flat Rock, in Powhatan County, Virginia.  In May 1996, the administrative offices were relocated to the Corporate Center in the Powhatan Commercial Center located off Route 60 near the main office.

Principal Market Area.  The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. These counties had populations of 22,377, 9,017, 16,863, 259,903, and 262,300 respectively, according to the 2000 census.  The growth rate of these counties was 46.0%, 15.2%, 19.1%, 24.2%, and 20.4%, respectively from the 1990 census.  Similar growth rates are expected for the foreseeable future. The Bank’s main office is located in the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County.  Flat Rock is the commercial hub of Powhatan County.  Two of the Bank’s branch offices are located in Chesterfield County, one in the Village Marketplace Shopping Center in the Village of Midlothia n and the other in the Market Square Shopping Center in Brandermill, two are in Cumberland County on U.S. Route 60 near the courthouse and in Cartersville, and there is one branch in Wellesley in Henrico County.   The Wellesley location was acquired from another financial institution in July 2001.  In addition, the Bank opened a third branch in March 2004 at the Shoppes at Bellegrade in Chesterfield County.  The Bank’s present intention is to continue its activities in its current service area, and expand its franchise in the higher growth areas of the markets it serves. The Bank’s primary markets are considered to be an attractive and desirable area in which to operate.

Banking Services.  The principal business of the Bank is to attract deposits and to loan or invest those deposits on profitable terms.  The Bank engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area.  The Bank offers all traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking, debit cards, and other ancillary services such as the sales of non-deposit investment products through a partnership with UVEST, a registered broker-dealer and member of NASD, SIPC.  The Bank makes seasonal and term loans, both alone and in conjunction with other banks or governmental agencies.  The Bank also offers other related services, such as ATMs, travelers’ checks, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services.  The Bank’s lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area.  The Bank may provide trust services to its customers through an affiliation with The Trust Company of Virginia.

The Bank’s plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area.  As the Bank’s primary service area shifts from rural to suburban in nature, the Bank will compete aggressively for customers through its traditional personal service and extended hours of operation.  The Bank will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed.  Consistent with its focus on providing community based financial services, the Bank does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area.  While the Bank and its borrowers will be directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area.  The Bank will continue to evaluate the feasibility of entering into other markets as opportunities to do so become available.

Lending Activities

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, eastern Goochland, western Chesterfield and Henrico Counties.  Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area, however, there are a small number of lending relationships in the Charlottesville and Fredericksburg areas.  The principal risks associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers, followed closely by the general local economic environment.  In an effort to manage this risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their level of experience.  Loans where the total borrower exposure to the Bank does not exceed $1,250,000 may be approved by the Bank’s Senior Loan Committee.  All other loans where the total borrower exposure is in excess of $1,250,000 must be approved by the Board of Directors.  The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s primary market areas.  The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction, and the general mortgage loan interest rate environment.  Many of the Bank’s real estate construction loans are for pre-sold or contract homes.

Residential Mortgage Loans.  Residential mortgage loans are made in amounts generally up to 80.0% of the appraised value of the property pledged as security for the loan.  Residential mortgage loans are underwritten using specific qualification guidelines that are intended to assure that such loans may be eligible for sale into the secondary mortgage market.  The Bank generally requires an appraisal by a licensed outside appraiser for all loans secured by real estate.  In some isolated instances where the Bank is familiar with the subject property, the current locality’s tax assessed value or an assessment by Bank lenders may be accepted.  The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank.  The Bank originates residential mortgage loans that are sold in the secondary market, or are carried in the Bank’s loan portfolio.  These loans are generally either one-year, three-year, or five-year adjustable rate mortgages (“ARMs”) or fifteen to thirty year fixed rate mortgages.  Substantially all permanent owner occupied residential mortgages made for the Bank’s own portfolio are made as three-year and five-year ARMs.

The Bank’s ARMs are subject to limitations of 2.0% per three-year period on interest rate increases and decreases.  In addition, ARMs currently originated by the Bank provide for a lifetime cap of 6.0% or less from the borrower’s initial interest rate.  All changes in the interest rate must be based on the movement of an external index contractually agreed to by the Bank and the borrower at the origination of the loan.

There are risks to the Bank resulting from increased costs to a borrower as a result of the periodic repricing mechanisms of these loans.  Despite the benefits of ARMs to an institution’s asset/liability management, they may pose additional risks, primarily because as interest rates rise, the underlying payments by the borrower rise, increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The Bank charges origination fees on its residential mortgage loans.  These fees vary among loan products and with market conditions.  Generally such fees amount to .5% to 3.0% of the loan principal amount.  In addition, the Bank charges fees to its borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

Commercial Mortgage Loans.  The Bank does not actively seek commercial permanent mortgage loans on income-producing properties such as apartments, shopping centers, hotels and office buildings.  Any such requests from Bank customers concerning properties in the Bank’s established trade area are considered.

Real Estate Construction Lending.  In general, the Bank does not actively solicit or originate construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings.

In order to promote its permanent mortgage lending business and because of the attractive adjustable interest rates available, the Bank makes construction and small development loans for residential housing purposes.  The large majority of the Bank’s construction loans are to experienced builders.  Such loans normally carry an interest rate of .5% to 1.5% over the prime bank lending rate, adjusted daily. Construction lending entails significant risk as compared with residential mortgage lending.  Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction.   Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To minimize risks associated with construction lending, the Bank, as a rule limits loan amounts to 75.0% of appraised value on unsold homes and 80.0% of appraised value on pre-sold homes, and performs or causes to be performed periodic inspections of the construction to ensure there are sufficient undisbursed loan proceeds in order to complete the building, in addition to its usual credit analysis of its borrowers.  The Bank always obtains a first lien on the property as security for its construction loans.

Consumer Lending.  The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.

Commercial Business Lending.  As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank’s market area.  At December 31, 2003, commercial business loans were $29.7 million or 18.7% of the Bank’s total loan portfolio. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields.  To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 2003 the Bank had no non-performing loans.

Competition

The Bank encounters strong competition for its banking services within its primary service area from other community banks and larger banks in the Richmond metropolitan area.  Financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits.  In addition, the Bank must compete for deposits with money market mutual funds that are marketed nationally.  Many of the Bank’s competitors have substantially greater resources than the Bank.  Additionally, new community banks have recently opened in both Powhatan and Midlothian.  The internet is also providing an increasing amount of price oriented competition which the Bank anticipates to become more intense.  The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 94 full-time and 25 part-time employees at December 31, 2003.  Employee relations have and continue to be good.  The Bank sponsors a Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan.

Regulation and Supervision

General.  As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board.  The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions.  It also is subject to regulation, supervision and examination by the Federal Reserve Board.  State and federal law also governs the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower.  Various consumer and compliance laws and regulations also affect the Bank’s operations.

The earnings of the Company’s subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above.  The following description summarizes the significant state and federal and state laws to which the Company and the Bank are subject.  To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends.  The Company is a legal entity separate and distinct from its banking and other subsidiaries.  The majority of the Company’s revenue will result from dividends paid to the Company by the Bank. To the extent that the Company has sufficient cash or cash equivalents on hand to pay dividends to shareholders without requiring dividends to be paid to it by the Bank, the Bank may not declare and pay a dividend to the Company. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay.  In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2003, the Bank declared $788,516 in dividends payable to the Company.

Insurance of Accounts, Assessments and Regulation by the FDIC.  The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”).

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations).  Depository institutions insured by the BIF that are “well capitalized”, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits.  These rate schedules are subject to future adjustments by the FDIC.  In addition, the FDIC has authority to impose special assessments from time to time.  However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligat ions issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund.  Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances that could result in termination of any Bank’s deposit insurance.

Capital.  The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”).  The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital,” which, together with Tier 1 capital, composes “total capital”).

On December 17, 2003, Central Virginia Bankshares, Inc. issued a $5 million debenture to its single purpose capital trust subsidiary, which in turn issued $5 million in trust preferred securities. With the proceeds of this issuance, the Company then purchased $5 million of capital stock in its principal subsidiary, Central Virginia Bank, thereby increasing the bank’s capital by $5 million.

In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Other Safety and Soundness Regulations.  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent.  For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of federal law require insured depository inst itutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds.  The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law.  As of December 31, 2003, the Company and the Bank were classified as well capitalized.

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

Gramm-Leach-Bliley Act of 1999.  The Gramm-Leach-Bliley Act of 1999 (the “Act”) was signed into law on November 12, 1999.  The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  Most of the Act’s provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

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

The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates.  The Act repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker”, and a set of activities in which a bank may engage without being deemed a “dealer.”  The Act also makes conforming changes in the definitions of “broker” and

“dealer” for purposes of the Investment Company Act of 1940, as amended, and the investment Advisers Act of 1940, as amended.

The Act contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act.  The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

ITEM 2.

DESCRIPTION OF PROPERTIES

The main office of the Company and the Bank was built in 1978 and is a two-story building of brick construction, with approximately 8,500 square feet of floor space.  It is located on Route 60 in the Village of Flat Rock in Powhatan County.  On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0 million in deposit liabilities.  The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value.  The branch facility is located in the Village of Flat Rock across Route 60 from the Bank’s main office.  This facility allows the Bank to service westbound traffic on Route 60 with its drive-in teller facility, and also houses the Bank’s secondary mortgage market loan origination operation.  In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993. The Bank’s other branches are located in the Village of Midlothian in Chesterfield County and on U.S. Route 60 near the courthouse and in Cartersville, both in Cumberland County. The Midlothian branch is a one and one-half story building with approximately 3,000 square feet. The Cartersville location, which was originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet.  In June 1998 the Bank opened a 4,800 square foot branch located on U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia.  In July 2001, the Bank acquired a one-story, 2,800 square foot, two-year old branch facility of another financial institution located on Lauderdale Drive in Wellesley in Henrico County.  In December 2003, the Bank purchased a 2,800 square foot, seven-year old branch bank building from another financial institution.  This branch is located at 2500 Promenade Parkway in the Bellgrade shopping center located in the Midlothian area of Chesterfield County.

In May 1996 the Company moved its administrative staff to a 15,000 square foot two-story Corporate Center in the Powhatan Commercial Center located off U.S. Route 60 near the main office.  The Corporate Center houses the executive offices, finance and accounting, computer operations, loan administration and bookkeeping departments all of which were formerly located in the main office.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Central Virginia Bankshares, Inc. common stock trades on The Nasdaq Stock MarketSM under the symbol “CVBK.”  As of March 15, 2004, the Company had approximately 838 shareholders of record.

The following table shows dividends paid and the high and low trade prices by quarter for the past two years according to Nasdaq.

	2003			2002
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid

First Quarter	$16.61	$14.70	$.12	$12.44	$10.37	$.1048
Second Quarter	19.80	15.70	.13	15.56	11.99	.1143
Third Quarter	24.99	17.76	.13	14.87	11.29	.1143
Fourth Quarter	26.75	24.99	.13	16.00	12.99	.12

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the year ended December 31, 2003, net income increased $908,601, or 30.2%, to $3,913,765. The major source of this increase was net interest income, which increased 20.6% to $11.9 million due to the steady, but lower, interest rate environment throughout the year.  Total interest income increased $1.1 million, or 6.5%, as the Company’s interest-earning assets, most notably loans and investment securities, rose 30.0% from December 31, 2002.  Funding for this asset growth was provided by a $62.7 million, or 26.4%, increase in deposits, as well as a $5 million increase in Federal Home Loan Bank advances and $5 million in proceeds from the issuance of trust preferred securities.  Also showing an increase for the year was other income, which rose 17.9% reflecting increased activity in the secondary market mortgage loan area as well as in co mmissions from the sales of non-deposit investment products.  Non-interest expenses increased 16.6% primarily due to increases in salaries and benefits as the Company added personnel to support its growth.

The Company’s net income for the year ended December 31, 2002 was $3,005,164, an increase of 48.8% compared to the previous year’s net income of $2,019,300.  This increase reflects a 25.2% increase in net interest income as well as a 37.8% increase in other income.  The general stability of interest rates at historically low levels during 2002 contributed to the increase in net interest income.  Interest and fees on loans decreased 7.4% to $10.9 million in 2002 as loans outstanding remained almost even from 2001 to 2002.  The decrease in loan income reflects the effect of the reduction of the prime-lending rate during the year.  Interest on securities increased 57.8% as the Company deployed funds from deposits and borrowings into the investment portfolio which had a 57.1% increase in average balance from $61.5 million in 2001 to $96.7 million in 2002.  Other income increased due to growth in deposit fees and charges, fees from secondary market mortgage loan sales, ATM and other card related fees, earnings on bank owned life insurance and profits from the bank’s title insurance subsidiary.

Basic earnings per share in 2003 were $1.88 while on a diluted basis earnings per share were $1.81 compared to $1.46 and $1.40 respectively, in 2002.  In 2001 both basic and diluted earnings per share were $.99.  All per share amounts presented reflect the 5% stock dividend paid December 13, 2002.

The Company’s return on average equity was 14.7% in 2003, compared to 13.5% and 10.0% in 2002 and 2001, respectively.  Return on average assets amounted to 1.22%, 1.12%, and .93% for these same periods.  The information set forth under the heading “Financial Highlights” of the 2003 Annual Report to Shareholders is hereby incorporated by reference.

Net Interest Income. The Company’s net interest income was $11,891,356 in 2003, compared to $9,860,808 and $7,876,279 for 2002 and 2001, respectively.  The 20.6% increase in 2003 reflects the effects of declining interest rates over the past two years.   Total interest income increased 6.5% to $18.5 million in 2003 as the average balance of interest-earning assets increased 20.2% to $296.2 million while the taxable equivalent yield dropped to 6.46% from 7.17% in 2002.  Total interest expense decreased by 11.9% despite a 20.2% increase in the average balance of interest-bearing liabilities.  In 2002, net interest income increased 25.2% as interest rates declined throughout the year.  The Company, throughout the year, continually adjusted its balance sheet composition to capitalize on the then prevailing interest rate environment.

The following table sets forth the Company’s average interest earning assets (on a tax equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2003			2002			2001
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest earning assets:
Federal funds sold	$2,981	$31	1.04%	$5,551	$85	1.53%	$6,528	$231	3.54%
Securities: (5)
U. S. Treasury and other U. S. government
agency and corporations	$69,204	$3,571	5.16%	$44,443	$3,017	6.79%	$25,540	$1,703	6.67%
States and political subdivisions (3)	26,868	1,789	6.66%	23,705	1,671	7.05%	23,236	1,670	7.19%
Other securities (3)	46,568	3,373	7.24%	28,543	2,010	7.04%	12,757	955	7.49%
Total securities (3)	142,640	8,733	6.12%	96,691	6,698	6.93%	61,533	4,328	7.03%

Loans (1)(2)(3)(4)(6)	150,583	10,361	6.88%	144,137	10,884	7.55%	134,670	11,770	8.74%
Total interest-earning assets (3)	$296,204	$19,125	6.46%	$246,379	$17,667	7.17%	$202,731	$16,329	8.05%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$47,309	$429	0.91%	$40,968	$631	1.54%	$34,536	$797	2.31%
Savings	51,199	785	1.53%	33,543	869	2.59%	20,285	624	3.08%
Other time	138,923	4,715	3.39%	120,377	5,325	4.42%	106,457	6,294	5.91%
Total deposits	237,431	5,929	2.50%	194,888	6,825	3.50%	161,278	7,715	4.78%
Federal funds purchased and securities
sold under repurchase agreements	1,297	15	1.16%	1,335	26	1.95%	170	7	4.12%
FHLB advances
Overnight	5,000	67	1.34%	5,597	106	1.89%	10,384	466	4.49%

Term	16,658	627	3.76%	15,058	590	3.92%	-	-	0.00%

Trust preferred securities	205	13	6.34%	-	-	0.00%	-	-	0.00%

Long-term debt	-	-	-	-	-	0.00%	12	1	8.33%
Total interest-bearing liabilities	$260,591	$6,651	2.55%	$216,878	$7,547	3.48%	$171,844	$8,189	4.77%
Net interest spread		$12,474	3.91%		$10,120	3.69%		$8,140	3.28%
Net interest margin			4.21%			4.11%			4.02%

____________________

(1)  Installment loans are stated net of unearned income.

(2)  Average loan balances include nonaccrual loans.

(3)  Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

(4)  Interest income on loans includes loan fees of $543,756 in 2003, $565,453 in 2002, and $577,506 in 2001.

(5)  Includes securities available for sale and securities held to maturity.

(6)  Includes mortgage loans held for sale.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s net interest margin was 4.21% in 2003, compared to 4.11% during 2002 and 4.02% in 2001. The net interest margin increased in 2003 as interest rates were relatively stable compared to the continual reduction of rates during 2002.  The tax-equivalent yield on average interest-earning assets for the year was 6.46% in 2003 compared to 7.17% in 2002 while the average balance of interest-earning assets increased 20.2% to $296.2 million. The net interest margin increased in 2002 from 2001 as interest rates paid on liabilities were reduced throughout the year.  The tax-equivalent yield on interest earning assets of 7.17% in 2002 represents a decrease from 8.05% in 2001.  The cost of funds decreased to 2.55% in 2003 from 3.48% in 2002 and 4.77% in 2001. These decreases reflect the changes in rates during these time periods.

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

	2003 Compared to 2002			2002 Compared to 2001
	Volume	Rate	Net	Volume	Rate	Net

Interest income
Federal funds sold	($32)	($22)	($54)	($31)	($115)	($146)
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	973	(419)	554	1,282	32	1,314
States and political subdivisions (2)	202	(84)	118	17	(16)	1
Other securities	1,304	59	1,363	1,108	(53)	1,055
Total securities	2,479	(444)	2,035	2,407	(37)	2,370

Loans (2)	588	(1,111)	(523)	878	(1,764)	(886)
Total interest income	$3,035	($1,577)	$1,458	$3,255	($1,915)	$1,338

Interest expense:
Deposits:
Interest bearing demand	$122	($324)	($202)	$210	($376)	($166)
Savings	(376)	292	(84)	322	(77)	245
Other time	1,194	(1,804)	(610)	1,047	(2,016)	(969)
Total deposits	940	(1,836)	(896)	1,579	(2,469)	(890)
Federal funds purchased and securities
sold under repurchase agreements	(1)	(10)	(11)	21	(2)	19
FHLB advances				307	(77)	230
Overnight	(10)	(29)	(39)	-	-	-
Term	58	(21)	37	-	-	-
Trust preferred securities	13	-	13	-	-	-
Long-term debt	-	-	-	(1)	(0)	(1)
Total interest expense	$1,000	($1,896)	($896)	$1,906	($2,548)	($642)
Increase (decrease) in net
interest income	$2,035	$319	$2,354	$1,349	$633	$1,980

____________________

(1)  Includes securities available for sale and securities held to maturity.

(2)  Fully taxable equivalent basis.

Non-Interest Income.  Increased mortgage loan refinancing activity resulted in a 26.4% increase in secondary market mortgage fees for the year ended December 31, 2003.  In addition, the efforts of the Company’s investment personnel resulted in an increase in investment and insurance commissions of $284,137, or 162.8% over 2002.  These increases along with an increase in gains on sales of securities helped offset a small 9.7% decrease in deposit fees and charges as total non-interest income increased $456,311 or 17.9% for the year.

For the year ended December 31, 2002 non-interest income increased $698,789, or 37.8% over 2001.  Significant increases were in sales of non-deposit investment products which increased $123,551 or 242.1% over 2001, and the increase in net cash surrender value of our investment in bank-owned life insurance which increased $284,594.  The bank-owned life insurance was purchased at the end of 2001.  In addition,  ATM and other card  related fees increased $73,995, or 44.3% as the Company placed three cash dispensing machines (ATM’s) in retail establishments and a downtown Richmond office building.

Non-Interest Expenses.  A modest decrease of $13,875 or 8.6% in legal and professional fees was the only category of non-interest expenses not to show an increase in 2003.  However, the overall increase in non-interest expenses for the year was not unexpected at $1,302,648 or 16.6% given the growth of the Company.  The largest dollar and percentage increases occurred in the salary and benefits categories as the Company added lending staff in the middle of 2002, which reflect as a full year in 2003 as well as other staff necessary to support the growth of the Company.  Also, benefit costs, such as health care, continue to rise.  Salaries and benefits combined rose $1,001,993 or 23.1%.  This also represents 76.9% of the total increase in non-interest expenses for the year.

Total non-interest expenses increased 17.4% to $7.8 million in 2002 compared to $6.7 million in 2001.  Salaries and wages increased by 17.9%, while pensions and other employee benefits increased 33.4%.  These increases are due in part to the personnel additions from the Company’s acquisition of the Wellesley branch location in July 2001, as a full year of costs are included in 2002 versus six months in 2001.  The increase in pensions and other employee benefits is partially offset by the recognized earnings from the investment in bank-owned life insurance.  An increase of 17.2% in occupancy expense relates primarily to the acquired branch.  Legal and professional fees increased 47.7% due in part to increased levels of both accounting and legal reviews required prior to the release of financial statements to the public.

Income Taxes.  The Company reported income taxes of $1,436,923 in 2003, compared to $1,131,313 in 2002 and $747,429 in 2001. These amounts yielded effective tax rates of 26.9%, 27.4%, and 27.0%, respectively.

Financial Condition

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, eastern Goochland, western Chesterfield, and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company generally does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.  However, over the past years, a small number of new lending relationships have been established with residential developers in Charlottesville and Fredericksburg.

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

Net loans outstanding increased $17.0 million from year-end 2002 to year-end 2003 compared to an increase of $243,584 from year-end 2001 to year-end 2002.  The loan to deposit ratio was 52.7% at December 31, 2003, compared to 59.5% at December 31, 2002 and 67.9% at December 31, 2001.

The following table summarizes the Company’s loan portfolio, net of unearned income:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Commercial	$29,808	$26,728	$30,879	$22,290	$20,109
Real Estate:
Mortgage	67,216	66,746	60,851	60,188	58,058
Home equity	5,227	5,640	5,082	4,334	4,632
Construction	45,097	30,006	24,288	20,022	19,029
Total real estate	$117,540	$102,392	$90,221	$84,544	$81,719
Bank cards	891	837	845	840	795
Installment	10,292	11,625	19,505	26,732	27,723
	158,531	141,582	141,450	134,406	130,346
Less unearned income	(27)	(88)	(200)	(364)	(291)
	158,504	141,494	141,250	134,042	130,055
Allowance for loan losses	(2,454)	(2,102)	(1,839)	(1,658)	(1,487)
Loans, net	$156,050	$139,392	$139,411	$132,384	$128,568

As shown in the above table, the total amount of real estate loans outstanding increased by $15.1 million in 2003 and by $12.2 million in 2002. During 2003, the amount of installment loans decreased by $1.3 million from 2002, compared to a decrease of $7.9 million in 2002 from 2001. Commercial, financial and agricultural production loans increased by $3.1 million in 2003 compared to a decrease of $4.1 million in 2002.

At December 31, 2003, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2003. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(Dollars in Thousands)

Commercial	$7,578	$16,670	$5,560	$29,808
Real Estate:
Mortgage	1,086	4,590	61,540	67,216
Home equity	52	431	4,744	5,227
Construction	22,042	18,063	4,992	45,097
Total real estate	23,180	23,084	71,276	117,540
Bank cards	-	-	891	891
Installment	2,941	6,865	459	10,265
	$33,699	$46,619	$78,186	$158,504

Loans maturing with:
Fixed interest rates				$24,440
Variable interest rates				134,064
				$158,504

Asset Quality.  Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status generally until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

Non-performing loans totaled $1,723,421 at December 31, 2003, compared to $1,229,609 at December 31, 2002 and $866,660 at December 31, 2001. The increase in non-performing loans in both 2003 and 2002 reflects an increase in loans 90 days past due and still accruing interest.  There were no loans classified as non-accrual at December 31, 2003 compared to $258,281 at December 31, 2002 and $484,460 at December 31, 2001.   All of these loans are well secured by real estate and no significant losses are anticipated regardless of the resolution.

During 2001, management became aware that a small business financing revenue bond had defaulted on its interest payments. Subsequently, in accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale. The bond was initially placed in non-accrual status, is currently classified as a component of other assets, and the principal was written down to its anticipated liquidation value. The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $140,000.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $97,000 at December 31, 2003, 2002 and 2001. All but one parcel of foreclosed property held at December 31, 2003 was in the Company’s primary service area and consisted of two single-family dwellings and one building lot.  Sales of two of these properties closed subsequent to December 31, 2003.  The Bank has incurred current period expenses related to carrying OREO on its books of $1,200 in 2003, $2,400 in 2002, and $5,000 in 2001. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Bank is actively marketing all foreclosed real estate and does n ot anticipate material write-downs in value before disposition.

Management does not believe that the level of non-performing loans in 2003 reflects any systemic problem in the Company’s loan portfolio.  At December 31, 2003, there were no non-accrual loans compared to $258,281 at December 31, 2002 and  $484,460 at December 31, 2001. Based on our present knowledge of the status of individual and corporate creditors and the overall economy, management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans are placed on a non-accrual status.

The following table summarizes non-performing assets:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$0	$258	$484	$950	$109
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,723	971	382	383	1,680
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$1,723	$1,229	$866	$1,333	$1,789
Other real estate owned	97	97	97	247	480
Other non-performing assets	140	150	150	-	-
Total non-performing assets	$1,960	$1,476	$1,113	$1,580	$2,269

Loans 90 days or more past due generally are placed on non-accrual status unless well secured and in the process of collection.

In 2003, no interest income was reversed when loans were placed on non-accrual status or upon foreclosure. In 2002 and 2001, $5,952 and $2,288 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year usually exceeds net charge-offs.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$0	$22	$36
Interest income included in income on the loans	-	-	-

Management is not aware of any other loans at December 31, 2003, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly. Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level of reserves. The ratio of the allowance for loan losses to total loans was 1.55% at December 31, 2003, compared to 1.49% at December 31, 2002 and 1.30% at December 31, 2001.  Management feel s that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. At December 31, 2003 the ratio of the allowance for loan losses to non-performing loans was 142.4%, compared to 170.9% and 212.1% at December 31, 2002 and 2001, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The following table summarizes changes in the allowance for loan losses:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of period	$ 2,102	$1,839	$1,658	$1,487	$1,267

Charge-offs:
Commercial, financial and agricultural	2	131	28	74	61
Real estate mortgage	19	3	18	54	-
Installment loans to individuals	91	75	184	165	65
Total	112	209	230	293	126
Recoveries on previous loan losses:
Commercial, financial and agricultural	3	-	72	10	2
Real estate mortgage	5	-	-	-	-
Installment loans to individuals	46	32	51	52	36
Total	54	32	123	62	38
Net charge-offs	(58)	(177)	(107)	(231)	(88)
Provision charged to operations	410	440	288	402	308
Balance at end of period	$2,454	$2,102	$1,839	$1,658	$1,487
Ratio of net loan losses to average net loans outstanding:
Net charge-offs	$58	$177	$107	$231	$88
Average net loans	147,351	141,576	132,934	131,587	128,411
	0.04%	0.13%	0.08%	0.18%	0.07%
Ratio of allowance for loan losses to total loans, net of unearned income:
Allowance for loan losses	$2,454	$2,102	$1,839	$1,658	$1,487
Total loans at period end	158,504	141,494	141,250	134,042	130,055
	1.55%	1.49%	1.30%	1.24%	1.14%
Ratio of allowance for loan losses to non- performing loans:
Allowance for loan losses	$2,454	$2,102	$1,839	$1,658	$1,487
Non-performing loans	1,723	1,230	867	1,333	1,789
	142.43%	170.89%	212.11%	124.38%	83.12%

For each period presented, the provision for loan losses charged to operations, is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The provision for loan losses totaled $410,000 for the year ended December 31, 2003, $440,000 and $288,000 for the years ended December 31, 2002 and 2001, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each category of loans:

	At December 31,
	2003			2002			2001
			Percentage			Percentage			Percentage
		Percentage	of Loans		Percentage	of Loans		Percentage	of Loans
	Reserve	of Reserve	Category	Reserve	of Reserve	Category	Reserve	of Reserve	Category
	for Loan	for Loan	to Total	for Loan	for Loan	of Total	for Loan	for Loan	of Total
	Losses	Losses	Loans	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Commercial	$581	24%	19%	$451	21%	19%	$531	29%	22%
Real estate construction	761	31%	28%	691	33%	21%	242	13%	17%
Real estate mortgage (1)	946	38%	46%	791	38%	51%	830	45%	47%
Installment (2)	166	7%	7%	169	8%	9%	236	13%	14%
	$2,454	100%	100%	$2,102	100%	100%	$1,839	100%	100%

	At December 31,
	2000			1999
			Percentage			Percentage
		Percentage	of Loans		Percentage	of Loans
	Reserve	of Reserve	Category	Reserve	of Reserve	Category
	for Loan	for Loan	to Total	for Loan	for Loan	of Total
	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Commercial	$295	18%	17%	$205	14%	16%
Real estate construction	212	13%	15%	196	13%	15%
Real estate mortgage (1)	831	50%	48%	786	53%	48%
Installment (2)	320	19%	20%	300	20%	21%
	$1,658	100%	100%	$1,487	100%	100%

____________________

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

Securities

The Company’s investment securities portfolio serves several purposes, primarily, liquidity, safety, and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset liability management purposes. During 2003, total securities increased 56.9% to $177.0 million or 48.4% of total assets, principally due to the influx of funds available for investment as a result of the strong deposit growth coupled with modest growth in loans. Throughout the year the Company has consciously increased its marketable securities holdings supported by borrowings, in light of the historically low interest rate environment, to increase net interest income. During the prior year 2002, total securities increased by 29.4% to $112.8 million or 39.6% of total assets.

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

The following table summarizes the book value of the Company’s securities held to maturity at the date indicated:

	Book Value at December 31,
	2003	2002	2001
	(dollars in thousands)

States and political subdivisions	$11,152	$12,999	$13,706

The following table summarizes the book value of the Company’s securities available for sale at the dates indicated.

	Book Value at December 31,
	2003	2002	2001
	(dollars in thousands)
U. S. Treasuries	$ 8,006	$ -	$1,004
U. S. government agencies and corporations	70,732	41,724	30,966
Bank eligible preferred and equities	21,466	5,680	3,022
Mortgage-backed securities	8,287	8,771	7,171
Corporate and other debt	34,723	29,867	20,455
States and political subdivisions	20,453	11,773	11,014
	$163,667	$97,815	$73,632

The book value and average yield of the Company’s securities, including securities available for sale, at December 31, 2003, by contractual maturity, are reflected in the following table. Actual maturities can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date.  Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the prepayment characteristics of the underlying mortgages.

	States and Political Subdivisions		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$452	4.00%	$ -	0.00%	$ -	0.00%
Due after one year through five years	4,192	4.91%	566	6.24%	9,044	2.94%
Due after five years through ten years	8,872	5.00%	61	8.21%	26,003	4.14%
Due after ten years	18,089	5.21%	7,660	4.35%	43,691	6.20%
Total	$31,605	5.09%	$8,287	4.51%	$78,738	5.12%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$993	7.69%	$1,445	6.54%
Due after one year through five years	7,862	7.49%	21,664	5.06%
Due after five years through ten years	13,866	7.48%	48,802	5.25%
Due after ten years	12,002	5.93%	81,442	5.76%
Total	$34,723	6.95%	$153,353	5.50%

____________________

(1)  Yield on tax-exempt obligations have not been computed on a tax-equivalent basis.

As shown in the table above, approximately $1,445,000 or 0.1% of the total portfolio will mature in one year or less while $21.7 million or 14.3% will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 6.12% for 2003, compared to 6.93% for 2002 and 7.03% for 2001. The market value of the entire portfolio exceeded the book value by approximately $2.6 million at December 31, 2003 and by approximately $2.5 million at December 31, 2002.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is deposit accounts. The Company’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company’s deposits are provided by individuals and businesses located within the communities served.

As shown in the following table, average total deposits grew by 21.74% in 2003 and 20.18% in 2002. The average aggregate interest rate paid on deposits was 2.19% in 2003, compared to 3.07% in 2002 and 4.17% in 2001. The majority (51%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	For the Year Ended December 31,
	2003			2002			2001
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(In Thousands)
Non-interest bearing
demand deposits	$33,100	$ -	- %	$27,345	$ -	- %	$23,639	$ -	- %
Interest bearing demand
deposits	47,309	429	0.91%	40,968	631	1.54%	34,536	797	2.31%
Savings deposits	51,199	785	1.53%	33,543	869	2.59%	20,285	624	3.08%
Time deposits	138,923	4,715	3.39%	120,377	5,325	4.42%	106,457	6,294	5.91%
Total	$270,531	$5,929	2.19%	$222,233	$6,825	3.07%	$184,917	$7,715	4.17%

The company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2003:

Time Deposits > $100,000

(in thousands)

Three months or less

$   4,555

Three to twelve months

17,229

One year to three years

8,432

Over three years

   8,887

$39,103

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank’s Tier 1 Capital ratio was 12.8% at December 31, 2003, compared to 10.6% at December 31, 2002 and 10.7% at December 31, 2001. The Total Capital ratio was 13.9% at December 31, 2003, compared to 11.6% and 11.8% at December 31, 2002 and 2001, respectively. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2002, the Bank’s Leverage ratio was 8.3% compared to 7.6% at December 31, 2002 and 8.1% at December 31, 2001. Each of these exceeds the required minimum leverage ratio of 3.00%.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, recognized the eventual need for additional capital to support further expansion or acquisitions and used the proceeds from the issuance of $5 million capital trust preferred securities in December 2003, to purchase additional shares of stock in the Bank, thereby increasing the capital position of Central Virginia Bank.

The following tables show risk based capital ratios and stockholders equity to total assets for the Company and it’s principal subsidiary, Central Virginia Bank:

	December 31,
	Regulatory Minimum	2003	2002	2001

Consolidated
Tier 1 risk-based capital	4.0%	11.6%	11.3%	11.5%
Total risk-based capital	8.0%	14.9%	12.4%	12.5%
Leverage ratio	3.0%	7.5%	8.2%	8.7%
Stockholders’ equity to total assets	N/A	7.7%	8.6%	8.4%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	12.8%	10.6%	10.7%
Total risk-based capital	8.0%	13.9%	11.6%	11.8%
Leverage ratio	3.0%	8.3%	7.6%	8.1%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. Total stockholders’ equity increased by $3.8 million in 2003 and by $3.7 million during 2002 primarily as the result of earnings retention and the improvement in accumulated other comprehensive income.  The return on average equity was 14.7% in 2003, compared to 13.5% in 2002 and 10.0% in 2001. Total cash dividends were paid representing 27% of net income for 2003, while dividends represented 31% of net income for 2002 and 42% for 2001.  Book value per share was $13.41 at December 31, 2003, compared to $11.90 at December 31, 2002 and $10.18 at December 31, 2001.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2003, the Bank had $6.3 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

At December 31, 2003, the Company had a slight negative 12-month gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis significantly beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes the contractual repayment terms or nearest repricing dates of the Company’s interest earning assets and interest bearing liabilities at December 31, 2003:

				Over
	Within	4-12	1-5	5 Years Or
	3 Months	Months	Years	Nonsensitive	Total
	(Dollars in thousands)
EARNING ASSETS:
Federal funds sold	$5,000	$ -	$ -	$ -	$5,000
Securities available for sale	41,244	18,953	54,830	50,806	165,833
Securities held to maturity	751	2,073	5,173	3,155	11,152
Loans	65,467	9,054	57,316	26,667	158,504
Total interest-earning assets	$112,462	$30,080	$117,319	$80,628	$340,489

FUNDING SOURCES
Deposits:
Interest bearing demand	$ -	$4,993	$4,993	$39,945	$49,931
Savings	-	46,076	5,759	5,759	57,594
Time deposits, $100,000 and over	4,555	17,229	17,319	-	39,103
Other time deposits	14,994	50,162	52,787	-	117,943
Federal funds purchased and securities
sold under repurchase agreements	4,214	-	-	-	4,214
FHLB advances
Term	16,000	-	5,000	-	21,000
Overnight	5,000	-	-	-	5,000
Trust preferred securities	-	-	5,000	-	5,000
Total interest-bearing
liabilities	$44,763	$118,460	$90,858	$45,704	$299,785

Period gap	$67,699	$(88,380)	$26,461	$34,924	$40,704
Cumulative gap	$67,699	$(20,681)	$5,780	$40,704
Ratio of cumulative gap to total
earning assets	19.88%	-6.07%	1.70%	11.95%

Of the amount of loans due after 12 months, $63.5 million had floating or adjustable rates of interest and $20.5 million had fixed rates of interest.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit and standby letters of credit which would impact the Company’s liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  See Note 14 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements.  In addition to these off-balance sheet arrangements, the Company has entered into an interest rate swap contract in connection with its capital trust preferred securities. The Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  For further information see Notes 9, 10 and 14 to the Consolidated Financial Statements.

Forward-Looking Statements

Certain information contained in this discussion and elsewhere in this filing may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 7.

FINANCIAL STATEMENTS

The following consolidated financial statements and independent auditors’ report thereon are filed as a part of this report following Item 13:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, 2001

Notes to Consolidated Financial Statements

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item  304 of Regulation S-B.

ITEM 8A.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information set forth under the headings “ELECTION OF DIRECTORS”; “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS”; “CORPORATE GOVERNANCE AND THE BOARD OF DIRECTORS” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive 2004 Proxy Statement of the Registrant furnished to shareholders in connection with its Annual Meeting to be held on April 27, 2004  (the “2004 Proxy Statement”) is hereby incorporated by reference.

ITEM 10.

EXECUTIVE COMPENSATION

Information set forth under the heading “REMUNERATION” of the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” of the 2004 Proxy Statement, is hereby incorporated by reference.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth under the heading “Certain Transactions” of the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)

Exhibits

The following documents are attached hereto or incorporated herein by reference as Exhibits:

3.1

Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

3.2

Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

4.1

Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

14.1

Code of Ethics (filed herewith).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1

Consent of Mitchell, Wiggins & Company, LLP (filed herewith).

31.1

Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2

Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1

Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

With the exception of the information herein expressly incorporated by reference, the 2004 Proxy Statement of the Registrant is not to be deemed filed as part of this Annual Report on Form 10-KSB.

 ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the heading “Fees of Independence Public Accountants” of the definitive 2004 Proxy Statement is hereby incorporated by reference.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

January 21, 2004

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

ASSETS	2003	2002
Cash and due from banks	$ 8,029,151	$ 9,304,664

Federal funds sold	5,000,000	7,542,000

Total cash and cash equivalents	13,029,151	16,846,664

Securities available for sale (Note 3)	165,832,951	99,789,868

Securities held to maturity (approximate market value
2003 $11,635,661; 2002 $13,499,461) (Note 3)	11,152,337	12,999,437
Total securities	176,985,288	112,789,305

Mortgage loans held for sale	762,400	1,246,580

Loans (Notes 4, 14, and 15)
Commercial	29,807,926	26,727,552
Real estate:
Mortgage	67,216,322	66,745,774
Home equity	5,227,258	5,639,913
Construction	45,096,386	30,006,442
Bank cards	891,207	836,852
Installment	10,292,040	11,625,033
Less unearned discount	(26,773)	(87,893)
Loans, net of unearned discount	158,504,366	141,493,673
Allowance for loan losses	(2,454,443)	(2,101,698)
Loans, net	156,049,923	139,391,975

Bank premises and equipment, net (Note 5)	5,050,090	5,036,663
Accrued interest receivable	2,443,082	1,792,668
Other assets	11,514,768	7,982,205
	$ 365,834,702	$ 285,086,060
See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002
Liabilities
Deposits:
Demand deposits	$ 36,150,140	$ 29,472,821
Interest bearing demand deposits, MMDA
and NOW accounts	49,930,596	44,207,270
Savings deposits	57,593,668	42,086,783
Time deposits: (Note 7)
$100,000 and over	39,102,855	29,247,441
Other	117,943,255	92,974,062

	300,720,514	237,988,377

Federal funds purchased and securities
sold under repurchase agreements	4,214,000	438,000
FHLB borrowings (Note 8)	26,000,000	21,000,000
Long-term debt, capital trust preferred securities (Note 9)	5,000,000	-
Accrued interest payable	404,909	380,810
Other liabilities	1,152,541	779,662
	337,491,964	260,586,849

Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $1.25 par value;
6,000,000 shares authorized; 2,113,274
and 2,059,197 shares issued and out-
standing in 2003 and 2002, respectively	2,641,593	2,573,997
Surplus	6,886,930	6,082,371
Retained earnings	17,393,695	14,541,849
Accumulated other comprehensive
income	1,420,520	1,300,994
	28,342,738	24,499,211

	$ 365,834,702	$ 285,086,060

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$ 10,360,271	$ 10,875,799	$ 11,748,661
Interest on securities and federal funds sold:
U. S. government agencies and corporations	3,440,100	3,010,418	1,688,414
U. S. Treasury securities	130,798	6,163	14,727
States and political subdivisions	1,430,454	1,420,429	1,426,744
Corporate and other	3,150,632	2,010,031	955,352
Federal funds sold	30,802	85,469	231,469
	8,182,786	6,532,510	4,316,706
	18,543,057	17,408,309	16,065,367
Interest expense:
Interest on deposits	5,928,852	6,824,791	7,715,126
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	15,272	26,248	7,266
FHLB borrowings	694,233	696,282	465,796
Capital trust preferred securities	13,344	-	-
Note payable	-	180	900
	722,849	722,710	473,962
	6,651,701	7,547,501	8,189,088
Net interest income	11,891,356	9,860,808	7,876,279
Provision for loan losses (Note 4)	410,000	440,000	288,000
Net interest income after
provision for loan losses	11,481,356	9,420,808	7,588,279
Noninterest income:
Deposit fees and charges	1,166,198	1,291,770	1,186,536
Bank card fees	258,754	241,015	167,020
Increase in cash surrender value of life insurance	275,297	288,125	3,531
Secondary mortgage market loan fees	353,317	279,498	256,056
Investment and insurance commissions	458,715	174,578	51,027
Realized gain on sales of securities
available for sale	287,688	114,359	28,460
Other	203,822	158,135	156,061
	3,003,791	2,547,480	1,848,691
Noninterest expenses:
Salaries and wages	4,018,674	3,239,570	2,748,789
Pensions and other employee benefits	1,311,799	1,088,910	816,585
Occupancy expense	364,074	361,295	308,360
Equipment depreciation	632,500	591,389	587,890
Equipment repairs and maintenance	289,956	281,889	264,957
(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Noninterest expenses (Continued):
Advertising and public relations	170,533	159,529	131,303
Federal insurance premiums	38,678	35,862	27,548
Office supplies, telephone, and postage	561,134	474,088	455,036
Taxes and licenses	165,491	150,591	146,446
Legal and professional fees	146,992	160,867	108,936
Other operating expenses	1,434,628	1,287,821	1,074,391
	9,134,459	7,831,811	6,670,241
Income before income taxes	5,350,688	4,136,477	2,766,729

Income taxes (Note 11)	1,436,923	1,131,313	747,429

Net income	$ 3,913,765	$ 3,005,164	$ 2,019,300

Basic earnings per share	$ 1.88	$ 1.46	$ 0.99

Diluted earnings per share	$ 1.81	$ 1.40	$ 0.99

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002, and 2001
				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, January 1, 2001	$ 2,419,749	$ 4,433,755	$ 12,773,209	$ (449,952)	$ 19,176,761
Comprehensive income:
Net income	-	-	2,019,300	-	2,019,300
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period,
net of deferred income taxes of $179,284	-	-	-	348,021	348,021
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $9,676	-	-	-	(18,784)	(18,784)
Total comprehensive income					2,348,537
Issuance of common stock:
13,430 shares pursuant to dividend
reinvestment plan	16,788	139,458	-	-	156,246
Cash dividends declared, $.44 per share	-	-	(854,020)	-	(854,020)
Balance, December 31, 2001	2,436,537	4,573,213	13,938,489	(120,715)	20,827,524
Comprehensive income:
Net income	-	-	3,005,164	-	3,005,164
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period,
net of deferred income taxes of $771,278	-	-	-	1,497,186	1,497,186
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $38,882	-	-	-	(75,477)	(75,477)
Total comprehensive income					4,426,873
Issuance of common stock:
97,732 shares pursuant to 5% stock dividend	122,165	1,346,747	(1,468,912)	-	-
12,236 shares pursuant to dividend
reinvestment plan	15,295	162,411	-	-	177,706
Payment for 191 fractional shares of common stock	-	-	(2,875)	-	(2,875)
Cash dividends declared, $.47 per share	-	-	(930,017)	-	(930,017)
Balance, December 31, 2002	2,573,997	6,082,371	14,541,849	1,300,994	24,499,211
Comprehensive income:
Net income	-	-	3,913,765	-	3,913,765
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period,
net of deferred income taxes of $159,388	-	-	-	309,400	309,400
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $97,814	-	-	-	(189,874)	(189,874)
Total comprehensive income					4,033,291
Issuance of common stock:
43,330 shares pursuant to exercise of stock options	55,412	515,394	-	-	570,806
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	105,312	-	-	105,312
9,747 shares pursuant to dividend
reinvestment plan	12,184	183,853	-	-	196,037
Cash dividends declared, $.51 per share	-	-	(1,061,919)	-	(1,061,919)
Balance, December 31, 2003	$ 2,641,593	$ 6,886,930	$ 17,393,695	$ 1,420,520	$ 28,342,738

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$ 3,913,765	$ 3,005,164	$ 2,019,300
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	736,096	695,370	683,956
Amortization	14,678	14,678	6,116
Deferred income taxes	(8,434)	(30,073)	(84,249)
Provision for loan losses	410,000	440,000	288,000
Amortization and accretion on securities	195,496	114,862	21,021
Realized gain on sales of securities
available for sale	(287,688)	(114,359)	(28,460)
(Gain) loss on disposal of premises and equipment	(2,995)	21,320	-
(Gain) on sale of foreclosed real estate	-	-	(10,462)
Increase in cash value, life insurance	(286,400)	(299,839)	(15,245)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	484,180	(1,246,580)	222,996
Accrued interest receivable	(650,414)	(122,798)	(26,408)
Other assets	(71,934)	(228,605)	(68,398)
Increase (decrease) in liabilities:
Accrued interest payable	24,099	(56,317)	(27,575)
Other liabilities	298,980	118,699	145,417
Net cash provided by operating
activities	4,769,429	2,311,522	3,126,009
Cash Flows From Investing Activities
Proceeds from calls and maturities of
securities held to maturity	2,881,300	2,238,800	985,000
Purchase of securities held to maturity	(1,033,641)	(1,538,846)	(1,295,925)
Proceeds from calls and maturities of
securities available for sale	46,097,449	22,940,895	19,131,558
Proceeds from sales of securities available for sale	10,421,113	20,033,415	4,971,791
Purchase of securities available for sale	(122,279,218)	(67,151,685)	(66,146,300)
Purchase of bank owned life insurance	-	-	(4,750,000)
Net increase in loans made to customers	(17,067,949)	(421,249)	(7,315,254)
Proceeds from sale of premises and equipment	22,255	15,175	-
Net purchases of premises and equipment	(768,783)	(556,366)	(1,472,101)
Proceeds from sale of foreclosed real estate	-	-	159,962
Acquisition of other assets	(3,072,529)	-	-
Net cash (used in) investing activities	(84,800,003)	(24,439,861)	(55,731,269)
(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash Flows From Financing Activities
Net increase in demand deposits, MMDA, NOW
and savings accounts	27,907,530	27,973,406	14,448,125
Net increase in time deposits	34,824,607	1,987,594	27,768,221
Net increase (decrease) in federal funds
purchased and securities sold
under repurchase agreements	3,776,000	(4,325,000)	4,514,054
Net proceeds on FHLB borrowings	5,000,000	6,000,000	-
Proceeds from issuance of capital trust preferred securities	5,000,000	-	-
Repayment of note payable	-	(9,000)	(9,000)
Net proceeds from issuance
of common stock	766,843	177,706	156,246
Payment for purchase of fractional
shares of common stock	-	(2,875)	-
Dividends paid	(1,061,919)	(930,017)	(854,020)
Net cash provided by financing
activities	76,213,061	30,871,814	46,023,626

Increase (decrease) in cash and
cash equivalents	(3,817,513)	8,743,475	(6,581,634)

Cash and cash equivalents, beginning	16,846,664	8,103,189	14,684,823

Cash and cash equivalents, ending	$ 13,029,151	$ 16,846,664	$ 8,103,189

Supplemental Disclosures of Cash Flow
Information
Interest paid	$ 6,627,603	$ 7,603,818	$ 8,216,663
Income taxes paid	1,396,493	1,274,170	691,690

Supplemental Disclosure of Noncash Investing
and Financing Activities
Unrealized gain on securities available for sale	181,100	2,154,105	498,845

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiary, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

Nature of operations: Central Virginia Bankshares, Inc., is a one bank holding company headquartered in Powhatan County, Virginia.  The Corporation’s subsidiary, Central Virginia Bank, provides a variety of financial services to individuals and corporate customers through its seven branches located in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland.  The Bank’s primary deposit products are checking accounts, savings accounts, and certificates of deposit.  Its primary lending products are residential mortgage, construction, installment, and commercial business loans.

Central Virginia Bank’s subsidiary, CVB Title Services, Inc., is a corporation organized under the laws of the Commonwealth of Virginia.  The Corporation’s primary purpose is to own membership interests in two insurance-related limited liability companies.

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

A majority of the Bank’s loan portfolio consists of single-family residential loans in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. There is also a significant concentration of loans to builders and developers in the region. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

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

The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank.  The total of these balances was approximately $2,997,000 and $2,463,000 at December 31, 2003 and 2002, respectively.

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value.  Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities.  The Corporation held no trading securities during the years ended December 31, 2003, 2002, and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Declines in the fair value of individual securities classified as either held to maturity or available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

Mortgage loans held for sale:  Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market value determined on an aggregate basis.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.  All sales are made without recourse.

Loans:  Loans are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for possible loan losses.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date.  Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection.  Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

All interest accrued in the current calendar year but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  Uncollected interest accrued in prior years is charged off to the allowance for loan losses. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. On charged-off loans, cash receipts in excess of the amount charged to the allowance for loan losses are recognized as income on a cash basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, credit concentrations, trends in historical loss experience, review of specific problem loans, and current economic conditions.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Years
Buildings and improvements	5 - 39
Furniture and equipment	3 - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Foreclosed real estate:  Foreclosed real estate represents properties acquired through foreclosure or other proceedings.  Foreclosed real estate is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal.  Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  At December 31, 2003 and 2002, foreclosed real estate totaling $97,000 is included with other assets on the accompanying consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies (Continued)

Earnings per share:  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.  Options on 123,926 shares of common stock as of December 31, 2001, were not included in computing diluted EPS because their effect was antidilutive.

	2003	2002	2001
Income available to common stockholders
used in basic EPS	$ 3,913,765	$3,005,164	$2,019,300
Weighted average number of common
shares used in basic EPS	2,081,931	2,054,410	2,038,683

Effect of dilutive securities:
Stock options	79,897	96,504	1,654

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,161,828	2,150,914	2,040,337

Derivative financial instruments:  All derivatives are recognized on the balance sheet at their fair value as an asset or liability.  On the date the derivative contract is entered into, the Corporation designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge.  Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

At December 31, 2003, the Corporation’s only derivative financial instrument consisted of an interest-rate swap agreement used to lock-in the interest cash outflows on certain floating-rate debt incurred in 2003.

Note 2.  Reclassifications

Certain reclassifications were made to the accompanying prior year financial statements, with no effect on net income or financial position, to conform with classifications adopted in the current year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$ 8,006,252	$ -	$ (113,773)	$ 7,892,479
U. S. government agencies
and corporations	70,732,187	579,711	(651,536)	70,660,362
Bank eligible preferred and
equities	21,465,271	381,336	(673,367)	21,173,240
Mortgage-backed securities	8,287,179	74,031	(80,297)	8,280,913
Corporate and other debt	34,723,263	2,644,171	(55,872)	37,311,562
States and political subdivisions	20,452,881	289,246	(227,732)	20,514,395
	$163,667,033	$ 3,968,495	$(1,802,577)	$ 165,832,951

	December 31, 2002
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. government agencies
and corporations	$ 41,724,276	$ 500,732	$ (87,500)	$ 42,137,508
Bank eligible preferred and
equities	5,679,518	100,981	(73,477)	5,707,022
Mortgage-backed securities	8,771,172	225,208	(1,016)	8,995,364
Corporate and other debt	29,867,298	1,272,181	(180,060)	30,959,419
States and political subdivisions	11,772,482	297,324	(79,251)	11,990,555
	$ 97,814,746	$ 2,396,426	$ (421,304)	$ 99,789,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2003, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.  Additionally, many of the U. S. Government agency securities held have quarterly or semiannual call provisions that allow the agency to redeem the debt substantially in advance of the contractual maturity.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$ 993,600	$ 1,034,860
Due after one year through five years	18,546,344	19,416,590
Due after five years through ten years	45,749,102	47,212,648
Due after ten years	68,625,537	68,714,700
Bank eligible preferred and equities	21,465,271	21,173,240
Mortgage-backed securities	8,287,179	8,280,913
	$ 163,667,033	$ 165,832,951

Gross gains of $445,202 and $203,664 were realized on sales and redemptions of securities available for sale in 2003 and 2002, respectively.  Gross losses of $157,514 and $89,305 were realized on the sale of securities available for sale in 2003 and 2002, respectively.

Securities available for sale with unrealized losses at December 31, 2003, were as follows:

	December 31, 2003
	Less than Twelve Months		Twelve Months or Longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. treasuries	$ 7,892,479	$ 113,773	$ -	$ -	$ 7,892,479	$ 113,773
U. S. government agencies
and corporations	20,473,690	651,536	-	-	20,473,690	651,536
Bank eligible preferred and
equities	13,452,250	673,367	-	-	3,452,250	673,367
Mortgage-backed securities	5,885,595	80,297	-	-	5,885,595	80,297
Corporate and other debt	4,467,875	55,872	-	-	4,467,875	55,872
States and political
subdivisions	6,531,677	210,037	977,358	17,695	7,509,035	227,732
	$58,703,566	$ 1,784,882	$ 977,358	$ 17,695	$ 59,680,924	$1,802,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Securities (Continued)

Market changes in interest rates and market changes in credit spreads will result in temporary unrealized losses as a normal fluctuation in the market price of securities.  The majority of the gross unrealized losses, $1,784,882 out of total unrealized losses of $1,802,577, have been in an unrealized loss position for less than 12 months.  These are temporary losses due primarily to increases in interest rates on securities purchased in 2002 and 2003.  The $17,695 in unrealized losses which have been in a loss position for more than twelve months are primarily fixed rate bonds of states and political subdivisions.  The reason for the temporary loss is that the market rate on these securities is higher than the market rate when they were originally purchased.  The Corporation has determined that there were no other than temporary impairments associated with the above securities at December 31, 2003.

Carrying amounts and approximate market values of securities being held to maturity are as follows:

December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 11,152,337	$ 483,324	$ -	$ 11,635,661

December 31, 2002
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 12,999,437	$ 507,242	$ (7,218)	$ 13,499,461

The amortized cost and approximate market value of securities being held to maturity at December 31, 2003, by contractual maturity, are shown below.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$ 452,100	$ 462,380
Due after one year through five years	2,552,173	2,668,435
Due after five years through ten years	2,991,413	3,182,615
Due after ten years	5,156,651	5,322,231
	$ 11,152,337	$ 11,635,661

Securities with an amortized cost of $2,416,511 and $2,253,285 and a market value of $2,523,169 and $2,328,445 at December 31, 2003 and 2002, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans

Major classifications of loans are summarized as follows:

	December 31,
	2003	2002
Commercial	$ 29,807,926	$ 26,727,552
Real estate:
Mortgage	67,216,322	66,745,774
Home equity	5,227,258	5,639,913
Construction	45,096,386	30,006,442
Bank cards	891,207	836,852
Installment	10,292,040	11,625,033
	158,531,139	141,581,566
Less unearned discount	(26,773)	(87,893)
	158,504,366	141,493,673
Allowance for loan losses	(2,454,443)	(2,101,698)
Loans, net	$ 156,049,923	$ 139,391,975

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2003	2002	2001
Balance, beginning	$ 2,101,698	$ 1,839,398	$ 1,657,979
Provision charged to operations	410,000	440,000	288,000
Loans charged off	(112,055)	(209,369)	(229,305)
Recoveries	54,800	31,669	122,724
Balance, ending	$ 2,454,443	$ 2,101,698	$ 1,839,398

At December 31, 2003, the Bank had no loans that were specifically classified as impaired.  The average balance of impaired loans amounted to approximately $99,397 for the year ended December 31, 2003.  The allowance for loan losses related to impaired loans amounted to $0 at December 31, 2003.

Nonaccruing loans (principally installment, commercial, and mortgage loans) totaled $0, $258,281 and $484,460 at December 31, 2003, 2002, and 2001, respectively, which had the effect of reducing net income $0, $22,263 ($.01 per common share), and $35,738 ($.02 per common share) for the years then ended, respectively.  Loans past due ninety days or more and still accruing interest amounted to $1,723,421, $971,328, and $382,201 at December 31, 2003, 2002, and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

	December 31,
	2003	2002
Land	$ 900,270	$ 900,270
Buildings and improvements	3,669,191	3,665,499
Furniture and equipment	6,310,104	6,082,034
	10,879,565	10,647,803
Less accumulated depreciation	5,829,475	5,611,140
	$ 5,050,090	$ 5,036,663

Note 6.  Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of approximately $15,975,810 maintained on certain of its officers and directors.  The earnings from these policies will be used to offset increases in employee benefit costs.  The cash surrender value of these policies of $5,303,762 and $5,032,297 at December 31, 2003 and 2002, respectively, is included in other assets on the accompanying consolidated balance sheets.

Note 7.  Maturities of Time Deposits

The scheduled maturities of time deposits at December 31, 2003, are as follows:

Year Ending
December 31
2004	$ 87,200,688
2005	27,132,289
2006	12,887,496
2007	11,460,972
2008 and later	18,364,665
$ 157,046,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans.  The borrowings at December 31, 2003 and 2002, consist of the following:

	2003	2002
Interest payable quarterly at a fixed rate
of 4.45%, principal due and payable
on January 5, 2011, callable quarterly
beginning January 7, 2002	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate
of 4.03%, principal due and payable
on March 8, 2011, callable quarterly
beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate
of 3.14%, principal due and payable
on December 5, 2011, callable quarterly
beginning December 5, 2003	5,000,000	5,000,000
Interest payable and adjusts quarterly
to LIBOR, currently 1.48%, principal
due and payable on December 4, 2003	-	1,000,000
Overnight borrowing, due and payable
on January 2, 2003, interest adjusted
daily, currently 1.30%	-	5,000,000
Short-term borrowing, due and payable
on January 22, 2004, interest adjusted
daily, currently 1.15%	5,000,000	-
Interest payable and adjusts quarterly
to LIBOR, currently 1.26%, principal
due and payable on December 6, 2004	1,000,000	-
Interest payable quarterly at a fixed rate
of 3.71%, principal due and payable
on November 14, 2013, callable on
November 14, 2008	5,000,000	-
	$ 26,000,000	$ 21,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Long-Term Debt, Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares, Inc. Statutory Trust I (Trust).  The Trust holds certain floating rate junior subordinated debentures due December 17, 2033, issued by the Corporation on December 17, 2003. Distributions on the Preferred Securities is payable quarterly at an annual rate of LIBOR plus 2.85% (4.00% at December 31, 2003).  However, the Corporation has the option to defer distributions for up to five years.  Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust.  In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Corporation in whole or in part on or after December 17, 2008, at 100% of the liquidation amount.  The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Corporation.  For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

Note 10.  Interest Rate Swap Agreement

The Corporation has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Corporation less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  As of December 31, 2003, the estimated fair value of the interest rate swap agreement was zero.

Note 11.  Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return.  The consolidated provision for income taxes for the years ended December 31, 2003, 2002, and 2001, are as follows:

	2003	2002	2001
Currently payable	$ 1,445,357	$ 1,161,386	$ 831,678
Deferred	(8,434)	(30,073)	(84,249)
	$ 1,436,923	$ 1,131,313	$ 747,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Tax Matters (Continued)

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2003	2002	2001
Computed "expected" tax expense	$ 1,819,234	$ 1,406,402	$ 940,688
Tax-exempt interest	(236,794)	(171,929)	(160,368)
Tax-exempt loan interest	(222)	(5,592)	(14,325)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	22,841	20,324	24,276
Dividends received deduction	(167,530)	(35,470)	(37,395)
Increase in cash value of life insurance	(52,307)	(51,800)	(1,200)
Other	51,701	(30,622)	(4,247)
	$ 1,436,923	$ 1,131,313	$ 747,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Tax Matters (Continued)

The deferred income tax provision consists of the following items:

	Years Ended December 31,
	2003	2002	2001
Difference between loan loss provision charged
to operating expense and the bad debt
deduction taken for income tax purposes	$(92,662)	$(74,798)	$(80,123)
Interest income on nonaccrual loans recognized
for federal income tax purposes, but not
recognized for financial statements until received	15,867	10,214	1,165
Decrease in value of foreclosed real estate and
other assets recognized for financial statements,
but not recognized for income tax purposes until
realized	(3,400)	-	(13,600)
Deduction for uncollectible late charges recognized
for financial statements, but not recognized for
income tax purposes until realized	20	(51)	7,335
Deduction for accrued supplemental retirement expense
recognized for financial statements, but not
recognized for income tax purposes until paid	(50,222)	(44,053)	-
Deduction for accrued professional fees recognized
for financial statements, but not recognized for
income tax purposes until paid	(3,117)	(19,045)	-
Increase in cash surrender value of Bank owned life
insurance recognized for financial statements, but
not recognized for alternative minimum tax purposes
until realized	41,294	46,163	-
Accretion of discount recognized for financial
statements, but not recognized for income
tax purposes until realized	20,534	4,654	(2,024)
Difference between the depreciation methods
used for financial statements and for income
tax purposes	63,252	46,843	2,998
	$ (8,434)	$(30,073)	$(84,249)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Tax Matters (Continued)

The components of the net deferred tax liability included in other liabilities are as follows at December 31:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$ 777,273	$ 653,724
Less valuation allowance	(194,318)	(163,431)
	582,955	490,293
Devaluation reserve on foreclosed property
and other assets	31,120	27,720
Accrued professional fees	22,162	19,045
Accrued supplemental retirement expense	94,275	44,053
Reserve for uncollectible late charges	8,284	8,304
Interest income on nonaccrual loans	-	15,867
	738,796	605,282

Deferred tax liabilities:
Property and equipment	236,785	173,533
Unrealized gain on securities
available for sale	745,396	674,127
Cumulative increase in cash surrender value	87,457	46,163
Securities	33,598	13,064
	1,103,236	906,887

Net deferred tax liability	$(364,440)	$(301,605)

Note 12.  Profit-Sharing and Retirement and 401K Plan

Profit-Sharing and Retirement Plan: The Bank provides a qualified defined contribution profit-sharing and retirement plan covering substantially all active full-time and part-time employees of the Bank. Contributions to this plan, administered through the Virginia Bankers Association Benefits Corporation, are made annually to the credit of the participant’s individual accounts, at the discretion of the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. Participants vest over a five-year period. Contributions for 2003 represented 8.25 percent of each participant’s eligible salary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Profit-Sharing and Retirement and 401K Plan (Continued)

401K Plan: The Bank also provides a qualified 401K plan in conjunction with the defined contribution plan discussed above. Eligible employees may, subject to statutory limitations, contribute a portion of their salary on a pre and post-tax basis. The Bank provides a matching contribution of $0.75 for every $1.00 the participant contributes up to 3 percent of their salary. Participants are 100 percent vested in their contributions at all times, and vest in the employer contributions over a five-year period.

The total contributions to both the above plans for the years ended December 31, 2003, 2002, and 2001, were $351,036, $264,802, and $265,765, respectively.

Note 13.  Supplemental Executive Retirement Plan

During the year ended December 31, 2002, the Bank established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit plan for certain executive and senior officers of the Bank as designated by the Board of Directors. The current participants covered by the SERP include three executive officers as well as five other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual benefit equal to 25 percent of the participant’s final compensation payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years.  A further provision exists for early retirement beginning at age 60, subject to the same    8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and he has otherwise met the requirements necessary to receive a supplemental benefit under the SERP, the benefit shall be paid to the participant or his spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Supplemental Executive Retirement Plan (Continued)

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002:

	2003	2002
Projected benefit obligation:
Beginning obligation	$ 129,569	$ -
Service cost	129,569	121,093
Interest cost	18,140	8,476
Ending obligation	$ 277,278	$ 129,569

Funded status of the plan	$(277,278)	$(129,569)

Net consolidated balance sheet liability	$(277,278)	$(129,569)

Net pension cost includes the following components:
Service cost	$ 129,569	$ 121,093
Interest cost	18,140	8,476
	$ 147,709	$ 129,569

Assumptions used in the determination of the supplemental executive retirement plan information consist of the following:

	2003	2002
Discount rate	7.0%	7.0%
Rate of increase in compensation levels	5.0%	5.0%

Note 14.  Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the Bank's commitments at December 31, 2003 and 2002, is as follows:

	2003	2002
Commitments to extend credit	$ 38,841,693	$ 49,966,190
Standby letters of credit	4,037,883	2,206,089
	$ 42,879,576	$ 52,172,279

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer's credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

Borrowing facilities:  The Bank has entered into various borrowing arrangements with other financial institutions for Fed Funds, and other borrowings.  The total amount of borrowing facilities available at December 31, 2003, was approximately $24,900,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The Corporation's subsidiary, Central Virginia Bank, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties were as follows:

	Years Ended December 31,
	2003	2002
Balance, beginning	$ 2,193,248	$ 2,208,275
New loans	1,225,401	1,150,692
Repayments	(1,645,603)	(1,165,719)
Balance, ending	$ 1,773,046	$ 2,193,248

Note 16.  Stock Dividend

On December 13, 2002, the Corporation issued 97,732 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of November 15, 2002.  As a result of the stock dividend, common stock was increased by $122,165, surplus was increased by $1,346,747, and retained earnings was decreased by $1,468,912.  All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for 2001 have been restated to reflect this stock dividend.

Note 17.  Incentive Stock Option Plan

The Corporation has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 199,500 shares of common stock.  This Plan was adopted to foster and promote the long-term growth and financial success of the Corporation by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Corporation to participate in its future success and to associate their interests with those of the Corporation.  The options were granted at the market value on the date of each grant.  The maximum term of the options is ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Incentive Stock Option Plan (Continued)

The following table presents a summary of options under the Plan at December 31:

		Shares Under Options
	Option Price	2003	2002	2001
Outstanding, beginning	$8.67-$13.31	142,862	135,464	142,079
Options granted	17.61	10,650	8,343	-
Options exercised	8.67-17.61	(44,330)	-	-
Options forfeited	8.67-17.61	-	(945)	(6,615)
Outstanding, ending	$8.67-$17.61	109,182	142,862	135,464

Options exercisable at December 31, 2003, 2002, and 2001, were 109,182, 142,862, and 135,464, respectively.

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized.  Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation’s net income and net income per share would have been reduced to the pro forma amounts indicated below.  In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were 10,650 and 8,343 options granted during the years ended December 31, 2003 and 2002, respectively.

	2003	2002	2001
Net income
As reported	$ 3,913,765	$ 3,005,164	$ 2,019,300

Pro forma	$ 3,889,057	$ 3,001,096	$ 1,976,668

Basic earnings per share
As reported	$ 1.88	$ 1.46	$ 0.99

Pro forma	$ 1.87	$ 1.46	$ 1.02

Diluted earnings per share
As reported	$ 1.81	$ 1.40	$ 0.99

Pro forma	$ 1.80	$ 1.40	$ 0.97

For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2003 and 2002:  dividend yield of 2.45% and 3.43%, respectively, expected volatility of 20%, risk-free interest rate of 3.0%, and an expected option life of 5 years.  The fair value of each option granted in 2003 was $2.32.  The fair value of each option granted in 2002 was $1.15.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Regulatory Matters (Continued)

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 34,093	14.93%	$ 18,268	8.00%	N/A
Central Virginia Bank	31,580	13.92%	18,149	8.00%	$ 22,687	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	26,537	11.62%	$ 9,135	4.00%	N/A
Central Virginia Bank	29,126	12.84%	9,074	4.00%	13,610	6.00%

Tier I Capital (to Average Assets)
Consolidated	26,537	7.48%	$ 14,191	4.00%	N/A
Central Virginia Bank	29,126	8.27%	14,088	4.00%	17,609	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 25,062	12.38%	$ 16,195	8.00%	N/A
Central Virginia Bank	23,382	11.63%	16,083	8.00%	$ 20,104	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	22,960	11.34%	8,099	4.00%	N/A
Central Virginia Bank	21,280	10.58%	8,042	4.00%	12,062	6.00%

Tier I Capital (to Average Assets)
Consolidated	22,960	8.17%	11,241	4.00%	N/A
Central Virginia Bank	21,280	7.62%	11,165	4.00%	13,957	5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency.  Under that limitation, the Bank could have declared additional dividends of approximately $6,254,058 in 2003 without regulatory approval.

Note 19.  Fair Value of Financial Instruments

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation and subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Fair Value of Financial Instruments (Continued)

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

Capital trust preferred securities:  The carrying amount of the capital trust preferred securities approximates their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Corporation and subsidiary’s financial assets and liabilities at December 31, 2003 and 2002:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 13,029,151	$ 13,029,151	$ 16,846,664	$ 16,846,664
Securities available for sale	165,832,951	165,832,951	99,789,868	99,789,868
Securities held to maturity	11,152,337	11,635,661	12,999,437	13,499,461
Mortgage loans held for sale	762,400	762,400	1,246,580	1,246,580
Loans, net	156,049,923	161,253,923	139,391,975	148,306,975
Accrued interest receivable	2,443,082	2,443,082	1,792,668	1,792,668

Financial liabilities:
Demand and variable rate deposits	143,674,404	143,674,404	115,766,874	115,766,874
Fixed-rate certificates of deposits	157,046,110	159,471,110	122,221,503	125,944,503
Federal funds purchased and
securities sold under repurchase
agreements	4,214,000	4,214,000	438,000	438,000
FHLB borrowings	26,000,000	26,000,000	21,000,000	21,000,000
Capital trust preferred securities	5,000,000	5,000,000	-	-
Accrued interest payable	404,909	404,909	380,810	380,810

At December 31, 2003 and 2002, the Corporation had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

BALANCE SHEETS
	December 31,
Assets	2003	2002
Cash	$ 968,082	$ 254,874
Investment in subsidiary	30,932,041	22,777,580
Securities available for sale	1,374,540	1,412,073
Other assets	167,546	79,473
	$ 33,442,209	$ 24,524,000

Liabilities
Capital trust preferred securities	$ 5,000,000	$ -
Accrued interest payable	13,344	-
Other liabilities	86,127	24,789
	5,099,471	24,789

Stockholders' Equity
Common stock, $1.25 par value;
6,000,000 shares authorized;
2,113,274 and 2,059,197 shares
issued and outstanding in 2003
and 2002, respectively	2,641,593	2,573,997
Surplus	6,886,930	6,082,371
Retained earnings	17,393,695	14,541,849
Accumulated other comprehensive income	1,420,520	1,300,994
	28,342,738	24,499,211
	$ 33,442,209	$ 24,524,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
Income:
Management fees	$ 36,000	$ 36,000	$ 36,000
Dividends received from subsidiary	788,517	932,892	854,020
Equity in undistributed earnings of subsidiary	3,029,873	2,058,905	1,112,307
Dividend income	89,580	77,686	81,433
Gain (loss) on sale of securities available for sale	104,096	(12,661)	6,371
	4,048,066	3,092,822	2,090,131
Expenses:
Operating expenses	98,404	108,265	72,215
Interest expense	13,344	-	-
	111,748	108,265	72,215
Income before income taxes	3,936,318	2,984,557	2,017,916

Income taxes	22,553	(20,607)	(1,384)
Net income	$ 3,913,765	$ 3,005,164	$ 2,019,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$ 3,913,765	$ 3,005,164	$ 2,019,300
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed earnings of subsidiary	(3,029,873)	(2,058,905)	(1,112,307)
Realized (gain) loss on sales of securities
available for sale	(104,096)	12,661	(6,371)
Change in operating assets and liabilities:
Decrease in other assets	(88,073)	(19,624)	-
Increase in accrued interest payable	13,344	-	-
Decrease in other liabilities	-	(983)	(1,384)
Net cash provided by operating activities	705,067	938,313	899,238

Cash Flows From Investing Activities
Proceeds from sales of securities available
for sale	353,698	306,770	325,471
Investment in subsidiary	(5,000,000)	-	-
Purchase of securities available for sale	(50,481)	(487,388)	(464,431)
Net cash (used in) investing activities	(4,696,783)	(180,618)	(138,960)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	766,843	177,706	156,246
Net proceeds from issuance of capital trust
preferred securities	5,000,000	-	-
Payment for 191 fractional shares of
common stock	-	(2,875)	-
Dividends paid	(1,061,919)	(930,017)	(854,020)
Net cash provided by (used in) financing activities	4,704,924	(755,186)	(697,774)

Increase in cash	713,208	2,509	62,504
Cash, beginning	254,874	252,365	189,861

Cash, ending	$ 968,082	$ 254,874	$ 252,365

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: March 30, 2004

By:/s/ Ralph Larry Lyons

Ralph Larry Lyons

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2004	/s/ Ralph Larry Lyons Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
March 30, 2004	/s/ Charles F. Catlett, III Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
March 30, 2004	/s/ Thomas R. Thornton, Jr. Thomas R. Thornton, Jr. Assistant Vice President (Principal Accounting Officer)
March 30, 2004	/s/ John B. Larus John B. Larus Chairman of the Board of Directors
March __, 2004	Fleming V. Austin Director
March __, 2004	Charles W. Binford Director

March 30, 2004	/s/ Garland L. Blanton, Jr. Garland L. Blanton, Jr. Director
March 30, 2004	/s/ Charles B. Goodman Charles B. Goodman Director
March 30, 2004	/s/ Elwood C. May Elwood C. May Director
March 30, 2004	/s/ James T. Napier James T. Napier Director

EXHIBITS INDEX

Item No.

Description

3.1

Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

3.2

Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

4.1

Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

14.1

Code of Ethics (filed herewith).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1

Consent of Mitchell, Wiggins & Company, LLP (filed herewith).

31.1

Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2

Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1

Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).