Form 10KSB/A
period 2003-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2004-04-20
CIK 804561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A is being filed in accordance with Exchange Act Rule 12b-15 solely for the purpose of including a page (page 30) that was inadvertently omitted from the notes to the Registrant’s consolidated financial statements included in Part II, Item 7 of the Form 10-KSB filed on March 31, 2004.  Pursuant to Rule 12b-15, the Exhibit List included in Part III, Item 13 and the Exhibit Index also are amended to reflect the inclusion of an updated Consent from Mitchell, Wiggins & Company, LLP and updated certifications of certain executive officers. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures affected by subsequent events.

Part II

ITEM 7.

FINANCIAL STATEMENTS

The following consolidated financial statements and independent auditors’ report thereon are filed as a part of this report following Item 14:

Independent Auditors’ Report;

Consolidated Balance Sheets as of December 31, 2003 and 2002;

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001;

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003,

    2002 and 2001;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, 2001; and

Notes to Consolidated Financial Statements.

Part III

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

14.1

Code of Ethics (filed previously).

21.1

Subsidiaries of the Registrant (filed previously).

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

Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $1.25 par value;
6,000,000 shares authorized; 2,113,274
and 2,059,197 shares issued and out-
standing in 2003 and 2002, respectively	2,641,593	2,573,997
Surplus	6,886,930	6,082,371
Retained earnings	17,393,695	14,541,849
Accumulated other comprehensive
income	1,420,520	1,300,994
	28,342,738	24,499,211

	$ 365,834,702	$ 285,086,060

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$ 10,360,271	$ 10,875,799	$ 11,748,661
Interest on securities and federal funds sold:
U.S. government agencies and corporations	3,440,100	3,010,418	1,688,414
U.S. Treasury securities	130,798	6,163	14,727
States and political subdivisions	1,430,454	1,420,429	1,426,744
Corporate and other	3,150,632	2,010,031	955,352
Federal funds sold	30,802	85,469	231,469
	8,182,786	6,532,510	4,316,706
	18,543,057	17,408,309	16,065,367
Interest expense:
Interest on deposits	5,928,852	6,824,791	7,715,126
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	15,272	26,248	7,266
FHLB borrowings	694,233	696,282	465,796
Capital trust preferred securities	13,344	-	-
Note payable	-	180	900
	722,849	722,710	473,962
	6,651,701	7,547,501	8,189,088
Net interest income	11,891,356	9,860,808	7,876,279

Provision for loan losses (Note 4)	410,000	440,000	288,000
Net interest income after
provision for loan losses	11,481,356	9,420,808	7,588,279
Noninterest income:
Deposit fees and charges	1,166,198	1,291,770	1,186,536
Bank card fees	258,754	241,015	167,020
Increase in cash surrender value of life insurance	275,297	288,125	3,531
Secondary mortgage market loan fees	353,317	279,498	256,056
Investment and insurance commissions	458,715	174,578	51,027
Realized gain on sales of securities
available for sale	287,688	114,359	28,460
Other	203,822	158,135	156,061
	3,003,791	2,547,480	1,848,691
Noninterest expenses:
Salaries and wages	4,018,674	3,239,570	2,748,789
Pensions and other employee benefits	1,311,799	1,088,910	816,585
Occupancy expense	364,074	361,295	308,360
Equipment depreciation	632,500	591,389	587,890
Equipment repairs and maintenance	289,956	281,889	264,957
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Regulatory Matters

The Corporation is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined.  Management believes, as of December 31, 2003, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

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

CENTRAL VIRGINIA BANKSHARES, INC.

Date: April 20, 2004

By: /s/ Ralph Larry Lyons

Ralph Larry Lyons

President and Chief Executive Officer

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

14.1

Code of Ethics (filed previously).

21.1

Subsidiaries of the Registrant (filed previously).

23.1

Consent of Mitchell, Wiggins & Company, LLP (filed herewith).

31.1

Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2

Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1

Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).