Form 10-Q
period 2004-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2004-05-17
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road

P. O. Box 39

Powhatan, Virginia 23139

(Address of principal executive offices, Zip Code)

(804) 403-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).  Yes       No   X

As of March 31, 2004, 2,131,180 shares were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I.  Financial Information

Page No.

  Item 1

Financial Statements

Consolidated Balance Sheets -

March 31, 2004 and December 31, 2003 (Unaudited)

3

Consolidated Statements of Income - Three

Months Ended March 31, 2004 and 2003 (Unaudited)

4

Consolidated Statements of Cash Flows - Three

Months Ended March 31, 2004 and 2003 (Unaudited)

6

Notes to Consolidated Financial Statements -

March 31, 2004 and 2003 (Unaudited)

7

  Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

12

  Item 3

Quantitative and Qualitative Disclosures About Market Risk

19

  Item 4

Controls and Procedures

19

Part II.  Other Information

  Item 6

Exhibits and Reports on Form 8-K

20

PART I

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Unaudited)

ASSETS	March 31, 2004	December 31, 2003
Cash and due from banks	$9,848,020	$8,029,151
Federal funds sold	9,250,000	5,000,000
Total cash and cash equivalents	$19,098,020	$13,029,151
Securities available for sale	151,184,278	165,832,951
Securities held to maturity (approximate market value 2004 $11,473,491; 2003 $11,635,661)	10,899,037	11,152,337
Mortgage loans held for sale	258,845	762,400
Total loans	170,078,557	158,531,139
Less: Unearned income	(65,314)	(26,773)
Reserve for loan losses	(2,600,105)	(2,454,443)
Loans, net	167,413,138	156,049,923
Bank premises and equipment, net	4,868,828	5,050,090
Accrued interest receivable	2,545,105	2,443,082
Other assets	12,058,576	11,514,768
Total assets	$368,325,827	$365,834,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand deposits	$36,095,515	$36,150,140
Interest bearing demand deposits and NOW accounts	53,843,888	49,930,596
Savings deposits	49,134,042	57,593,668
Time deposits, $100,000 and over	39,548,184	39,102,855
Other time deposits	119,649,188	117,943,255
Total deposits	$298,270,817	$300,720,514
Federal funds purchased and securities sold under repurchase agreements	579,500	4,214,000
FHLB advances
Term	26,000,000	21,000,000
Overnight	4,500,000	5,000,000
Long term debt, capital trust preferred securities	5,000,000	5,000,000
Accrued interest payable	397,721	404,909
Other liabilities	2,475,750	1,152,541
Total liabilities	$337,223,788	$337,491,964
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value 6,000,000 shares authorized; 2,131,180 and 2,113,274 shares issued and outstanding in 2004 and 2003, respectively	$2,663,975	$2,641,593
Surplus	7,117,678	6,886,930
Retained earnings	18,106,768	17,393,695
Accumulated other comprehensive income	3,213,618	1,420,520
Total stockholders’ equity	$31,102,039	$28,342,738
Total liabilities and stockholders’ equity	$368,325,827	$365,834,702
Loan to Deposit Ratio	57.00%	52.71%
Book Value	$14.59	$13.41
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2004	2003
Interest income
Interest and fees on loans	$2,594,177	$2,574,020
Interest on securities:
U.S. Government agencies and corporations	1,025,602	765,772
U.S. Treasury securities	37,286	-
States and political subdivisions	403,050	332,093
Other	886,194	690,347
Interest on federal funds sold	2,138	6,853
Total interest income	$4,948,447	$4,369,085
Interest expense
Interest on deposits	$1,463,191	$1,431,015
Interest on federal funds purchased and securities sold under repurchase agreements	22,364	2,101
Interest on FHLB borrowings
Term	203,168	148,950
Overnight	22,779	18,009
Interest on capital trust preferred securities	79,968	-
Total interest expense	$1,791,470	$1,600,075
Net interest income	$3,156,977	$2,769,010
Provision for loan losses	142,500	110,000
Net interest income after provision for loan losses	$3,014,477	$2,659,010
Other income
Deposit fees and charges	$268,761	$306,050
Bank card fees	68,089	64,183
Increase in cash surrender value of life insurance	68,454	64,930
Secondary mortgage market loan fees	66,333	63,708
Investment and insurance commissions	105,283	59,224
Realized gain on sale of securities available for sale	24,894	22,370
Other	46,943	37,966
Total other income	$648,757	$618,431
Other expenses
Salaries and wages	$1,022,953	$889,893
Pensions and other employee benefits	341,615	334,919
Occupancy expense	94,482	105,664
Equipment depreciation	158,170	144,345
Equipment repairs and maintenance	67,572	71,659
Advertising and public relations	44,301	44,500
Federal insurance premiums	11,172	9,501
Office supplies, telephone and postage	153,484	132,931
Taxes and licenses	45,090	38,753
Legal and professional fees	23,847	34,942
Other operating expenses	338,234	311,188
Total other expenses	$2,300,920	$2,118,295
Income before income taxes	$1,362,314	$1,159,146
Income taxes	340,490	335,528
Net income	$1,021,824	$823,618

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

 (Continued)

	Three Months Ended March 31
	2004	2003
Earnings per share of common stock:
Income before income taxes	$0.64	$0.56
Net income	$0.48	$0.40
Earnings per share assuming dilution:
Income before income taxes	$0.63	$0.53
Net income	$0.47	$0.38
Dividends paid per share	$0.145	$0.12
Weighted average shares	2,123,353	2,060,777
Weighted average shares assuming dilution	2,167,844	2,173,018
Return on average assets	1.12%	1.15%
Return on average equity	13.85%	13.06%
Average assets	364,485,622	285,601,207
Average equity	29,506,366	25,227,822
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31
	2004	2003
Cash Flows for Operating Activities
Net Income	$1,021,824	$823,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	183,892	170,282
Deferred income taxes	-	(29,621)
Provision for loan losses	142,500	110,000
Amortization and accretion on securities	110,389	50,404
Realized (gain) loss on sales of securities available for sale	(24,894)	(22,370)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	503,555	(500,770)
Accrued interest receivable	(102,023)	(501,733)
Other assets	(543,808)	(874,327)
Increase (decrease) in liabilities:
Accrued interest payable	(7,188)	(23,512)
Other liabilities	284,650	312,606
Net cash provided by operating activities	$1,568,897	$(485,423)
Cash Flows from Investing Activities
Proceeds from maturities of securities held to maturity	$255,000	$1,148,000
Proceeds from sales and maturities of securities available for sale	24,318,135	14,637,656
Purchase of securities held to maturity	-	-
Purchase of securities available for sale	(6,925,000)	(14,181,467)
Net (increase) decrease in loans made to customers	(11,505,715)	(5,465,871)
Net purchases of premises and equipment	(2,630)	(4,893)
Net cash provided by (used in) investing activities	$6,139,790	$(3,596,575)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	($2,449,698)	$7,232,480
Net decrease in federal funds purchased and securities sold under repurchase agreements	(3,634,500)	(24,000)
Net proceeds on FHLB borrowings	4,500,000	-
Net proceeds from issuance of common stock	253,131	81,416
Dividends paid	(308,751)	(247,423)
Net cash provided by (used in) financing activities	($1,639,818)	$7,042,473
Increase in cash and cash equivalents	$6,068,869	$2,960,475
Cash and cash equivalents:
Beginning	13,029,151	16,846,664
Ending	$19,098,020	$19,807,139
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,798,650	$1,623,587
Income Taxes	$ -	$ -
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Central Virginia Bankshares, Inc and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for completed financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been made.  All adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003
Net income	$ 1,021,824	$ 823,618
Other comprehensive income, net of tax
Unrealized holding gains (losses) arising
during the period on securities available for
sale, net of deferred income taxes	1,889,361	417,607
Unrealized loss on interest rate swap
contract , net of deferred income taxes	(79,834)
Less reclassification adjustment for
(gains) included in net income, net of
deferred income taxes	(16,430)	(14,764)
Total comprehensive income	$ 2,814,921	$ 1,226,461

Note 3. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	March 31, 2004 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$ -	$ -	$ -	$ -
U. S. government agencies
and corporations	60,435,494	1,091,704	(298,061)	61,229,137
Bank eligible preferred and
equities	21,444,647	963,381	(226,000)	22,182,028
Mortgage-backed securities	10,811,148	86,477	(31,792)	10,865,833
Corporate and other debt	33,916,680	3,062,358	-	36,979,038
States and political subdivisions	19,578,735	452,409	(102,903)	19,928,241
	$ 146,186,704	$ 5,656,329	$ (658,756)	$ 151,184,277

	December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$ 8,006,252	$ -	$ (113,773)	$ 7,892,479
U. S. government agencies
and corporations	70,732,187	579,711	(651,536)	70,660,362
Bank eligible preferred and
equities	21,465,271	381,336	(673,367)	21,173,240
Mortgage-backed securities	8,287,179	74,031	(80,297)	8,280,913
Corporate and other debt	34,723,263	2,644,171	(55,872)	37,311,562
States and political subdivisions	20,452,881	289,246	(227,732)	20,514,395
	$ 163,667,033	$ 3,968,495	$ (1,802,577)	$ 165,832,951

Carrying amounts and approximate market values of securities being held to maturity are as follows:

March 31, 2004 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 10,899,037	$ 574,454	$ -	$ 11,473,491

December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 11,152,337	$ 483,324	$ -	$ 11,635,661

Note 4. Loans

Major classifications of loans are summarized as follows:

	March 31, 2004	December 31,
	(Unaudited)	2003
Commercial	$ 31,172,342	$ 29,807,926
Real estate:
Mortgage	74,343,764	67,216,322
Home equity	5,646,794	5,227,258
Construction	47,761,601	45,096,386
Bank cards	831,166	891,207
Installment	10,322,890	10,292,040
	170,078,556	158,531,139
Less unearned discount	(65,314)	(26,773)
	170,013,243	158,504,366
Allowance for loan losses	(2,600,105)	(2,454,443)
Loans, net	$167,413,138	$156,049,923

Changes in the allowance for loan losses were as follows

	March 31, 2004	December 31,
	(Unaudited)	2003
Balance, beginning	$ 2,454,443	$ 2,101,698
Provision charged to operations	142,500	410,000
Loans charged off	(3,812)	(112,055)
Recoveries	6,974	54,800
Balance, ending	$ 2,600,105	$ 2,454,443

Note 5.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	March 31, 2004	December 31,
	(Unaudited)	2003
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate of 4.03%
principal due and payable on March 8, 2001,
callable quarterly beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.14%,
principal due and payable on December 5, 2011,
callable quarterly beginning December 5, 2003	5,000,000	5,000,000
Interest payable and adjusts quarterly to LIBOR,
currently 1.26%, principal due and payable on
on December 6, 2004	1,000,000	1,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable on November 14, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable on March 17, 2009	5,000,000	-
	$ 26,000,000	$ 21,000,000

Short-term borrowing, due and payable on January 22,
2005, interest adjusted daily, currently 1.25%	4,500,000	5,000,000

Note 6.  Interest Rate Swap Agreement

The Corporation has entered into an interest rate swap agreement related to the issuance of the trust preferred securities. The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires December 17, 2008, and has an interest rate of 6.405%. The notional amount is $5,000,000. The effect of these agreements is to make the Corporation less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. The unrealized loss on the interest rate swap agreement was $120,961 and zero at March 31, 2004 and December 31, 2003, respectively.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s net income in the first quarter of 2004 was 1,021,824, an increase of 24% or $198,206 as compared to $823,618 in the first quarter of 2003.  The improved results for 2004 are primarily due to an increase in net interest income, which rose $387,967 or 14% from the previous year.  Other components of the current results are other non-interest income, which rose by $30,326 or 5% in 2004 compared to 2003, an increase of $32,500 in the provision for possible loan loss expense, and growth in other non-interest expense of $182,625, an increase of only 9% over the prior year’s first quarter, and an increase in income taxes of $4,962.  For the first quarter of 2004, basic earnings per share were $.48 and diluted earnings per share were $.47, compared to $.40 and $.38, respectively, for the same period in 2003, increases of 20.4% and 24.4%. The Company’s annualized return on average equity was 13.85% in the first quarter of 2004, compared to 13.06% for the first quarter of 2003, while the return on average assets was 1.12% and 1.15% for these periods, respectively.

Net Interest Income.  The Company’s net interest income was $3,156,977 for the first quarter of 2004, compared to $2,769,010 for the first quarter of 2003, an increase of 14%.  This increase in net interest income was attributable primarily to interest earned on loans increasing by $20,157 or 0.8%, while interest on investment securities and federal funds sold increased by $559,205 or 31%. The combined total of interest on the aforementioned earning assets exceeded the prior year’s comparable quarter by $579,362 or 13%. The continued repricing of certificate of deposits to lower rates resulted in reduced interest expense, however, increases in the volume of interest bearing deposits due to continued deposit growth generated additional interest expense.  Accordingly, when both are combined, the total interest on deposits increased by only $32,176 or 2.25% as compared to the prior year’s first quarter. Increases in interest on total borrowings, which now include interest on the capital trust preferred long term debt issued in December 2003, increased by $159,219 or 94% compared to first quarter 2003. The stability of prevailing interest rates at historically low levels over the past year, and the increase in total earning assets due to continuing deposit growth, are the primary factors contributing to the improvement in net interest income. Average interest earning assets rose by $75,170,074 or 29% to $336.5 million from $261.3 million in the first quarter of 2003.  Of this increase in interest earning assets, investment securities increased from an average of $115.3 million in 2003 to $172.5 million in 2004.  The fully taxable equivalent annualized yield on investment securities was 5.95% at March 31, 2004 compared to 6.52% in the previous year.  Average total deposits for the quarter rose 23.3% or $55.5 million to $293.3 million when compared to the same period in 2003.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended March 31, 2004
	2004			2003

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	1,453	2	0.55%	2,339	7	1.20%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	74,789	1,063	5.69%	43,550	766	7.04%
States and political subdivisions	31,151	523	6.72%	24,040	397	6.61%
Other securities	66,590	980	5.89%	47,672	717	6.02%
Total securities	172,530	2,566	5.95%	115,262	1,880	6.52%
Loans	162,483	2,594	6.39%	143,695	2,574	7.17%

Total interest-earning assets	336,466	5,162	6.14%	261,296	4,461	6.83%

Interest bearing liabilities:
Deposits:
Interest bearing demand	50,018	93	0.74%	44,025	113	1.03%
Savings	49,146	149	1.21%	2,928	192	1.79%
Other time	158,547	1,221	3.08%	122,473	1,126	3.68%
Total deposits	257,711	1,463	2.27%	209,426	1,431	2.73%
Federal funds purchased and securities
sold under repurchase agreements	6,549	22	1.34%	763	2	1.05%
FHLB advances
Overnight	7,440	23	1.24%	5,000	18	1.44%
Term	21,824	203	3.72%	16,000	149	3.73%
Capital trust preferred securities	5,000	80	6.40%	-	-	-
Total interest-bearing
liabilities	298,524	1,791	2.40%	231,189	1,600	2.77%

Net interest spread		3,371	3.74%		2,861	4.06%

Net interest margin			4.01%			4.38%

The net interest margin is a measure of net interest income performance.  It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets.  The Company’s net interest margin was 4.01% for the first quarter of 2004, compared to 4.38% for the first quarter of 2003.

Non-Interest Income.  For the first three months of 2004, non-interest income totaled $648,757, an increase of 5%, or $30,326 from the same period in 2003.  The two principal components of this increase are growth of $46,059 in non-deposit investment product and insurance sales commissions, coupled with a decline of $37,289 in deposit fees and charges.

Non-Interest Expenses.  The Company’s total non-interest expenses of $2,300,920 for the first quarter of 2004 increased by $182,625 or 9% compared to the same period in 2003.  Expenses related to  salaries and employee benefits not treated as an adjustment to the yield on loans increased 11.4% compared to the same period in 2003.  This increase reflects normal additions to staff required as the company grows as well as the impact of employee health and welfare plans.  Other increases in equipment expense, office supplies, telephone and postage are in line with the growth of the Company.

Income Taxes.  The Company reported income taxes of $340,490 for the first quarter of 2004, compared to $335,528 for the first quarter of 2003.  These amounts yielded effective tax rates of 25.0% and 28.9%, respectively.  The improvement in tax efficiency is due largely to increased investments in non-taxable municipal and non-taxable bank eligible agency preferred stock investments.

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

At March 31, 2004, total loans net of unearned income increased $11.5 million from December 31, 2003 and increased $23.1 million from March 31, 2003.  The loan to deposit ratio was 57.0% at March 31, 2004, compared to 52.7% at December 31, 2003 and 59.9% at March 31, 2003.  As of March 31, 2004, real estate loans accounted for 75.2% of the loan portfolio, consumer loans were 6.5%, and commercial and industrial loans totaled 18.3% of the loan portfolio.

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

The following table summarizes non-performing assets:

	March 31 2004	December 31 2003	September 30 2003	June 30 2003	March 31 2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$18	$0	$30	$134	$136
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	2,809	1,723	1,068	1,316	1,295
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$2,827	$1,723	$1,098	$1,450	$1,431
Other real estate owned	18	97	97	97	97
Other non-performing assets	140	140	140	140	150
Total non-performing assets	$2,985	$1,476	$1,335	$1,687	$1,678

Management does not believe that the increase in the level of non-performing loans reflects any systemic problem in the Company’s loan portfolio. Rather, the increase in the total non-performing assets is attributable to the inclusion of one loan of approximately $1 million which is greater than 90 days past due as a result of a dispute between the principals. Management feels that there is a very low probability of loss to the Company as the credit is well secured, management has begun appropriate collection efforts, and the situation is expected to be resolved in due course. As of March 31, 2004, management is not aware of any other credits that involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted.  Real estate acquired through foreclosure (OREO) was $18,000 at March 31, 2004, and $97,000 at both December 31, 2003 and March 31, 2003.  All of the OREO at March 31, 2004 was in the Company’s primary service area and consisted of one building lot.  The Bank’s practice is to value real estate acquired through foreclosure at the lower of  (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The Bank is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001.  In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $140,000.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process.

Management reviews the adequacy of its loan loss allowance at the end of each month.  Based primarily on the Company’s loan classification system, which classifies problem credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly.  Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level of reserves.  The ratio of the allowance for loan losses to total loans was 1.53% at March 31, 2004; 1.55% at December 31, 2003; and 1.49% at March 31, 2003, respectively.  Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses.   At March 31, 2004 the ratio of the allowance for loan losses to non-performing loans was 92.0%, compared to 142.4% at December 31, 2003 and 153.2% at March 31, 2003.

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

The provision for loan losses totaled $142,500 for the quarter ended March 31, 2004 and $110,000 for the same period in 2003.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield.  Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers.  The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset/liability management purposes.  During the first quarter of 2004, total securities decreased to $162.1 million or 44.0% of total assets at March 31, 2004 compared to $177.0 million or 48.4% at December 31, 2003 and $111.5 million or 38.0% at March 31, 2003.

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

The fully taxable equivalent annualized average yield on the entire portfolio was 5.95% for the first quarter of 2004, compared to 6.52% for the same period in 2003.  This decline in yield is principally due to Government Agency securities with call options and coupon rates above the current market levels being called by the issuing agency.  The proceeds of these redemptions have been reinvested in new securities with lower coupons in line with broader current market rates.  The market value of the entire portfolio exceeded the book value by $5.3 million at March 31, 2004.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is deposit accounts.  The Company’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.  The Company’s deposits are provided by individuals and businesses located within the communities served.  The Company generally does not accept out of market deposits, nor does it solicit or accept any brokered deposits.

Total deposits decreased by $2.4 million between December 31, 2003 and March 31, 2004; this decline was fully anticipated, as a result of one commercial depositor closing its escrow account of over $10 million in January 2004.  Excluding this one transaction, deposits increased by $7.6 million in the first quarter of 2004.  Deposits increased by $53.1 million, or 21.6% between March 31, 2004 and March 31, 2003.  The average aggregate interest rate paid on deposits was 2.0% in the first quarter of 2004, compared to 2.41% for the same period in 2003.  The majority (53%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The Company does not solicit nor does it have any brokered deposits.  The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2004:

Time Deposits (Dollars in thousands)
Three months or less	$ 7,241
Three to twelve months	14,648
Over twelve months	17,659
Total	$39,548

Borrowings from the Federal Home Loan Bank have changed in structure in both overnight and term advances in order to take advantage of the current low interest rate environment.  Term advances were $26 million at March 31, 2004, $21 million at and December 31, 2003, and $16 million at March 31, 2003. The increase at March 31, 2004 is a result of a new five year borrowing entered into to extend the Company liabilities at a time of low interest rates.  Overnight advances were $4.5 million at March 31, 2004 compared to $5 million at December 31, 2003 and March 31, 2003.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position continues to exceed regulatory requirements.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, recognized the eventual need for additional capital to support further expansion or acquisitions and used the proceeds from the issuance of the $5 million capital trust preferred securities in December 2003 to purchase additional shares of stock in the Bank, thereby increasing the capital position of Central Virginia Bank.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets.  A comparison of the Bank’s actual regulatory capital as of March 31, 2004, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual March 31, 2004	Actual March 31, 2003
Tier 1 risk-based capital	4.0%	12.18%	10.85%
Total risk-based capital	8.0%	13.22%	11.98%
Leverage ratio	3.0%	8.43%	7.72%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans.  However, in 2000 the Company had to make use of its borrowing availability as the flow of deposits slowed.  In 2001, although the flow of deposits increased sufficiently to fund loan growth, the Company used portions of its borrowing availability to purchase marketable securities in an effort to increase net interest income.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Not applicable pursuant to Instructions to Item 305(c) of Regulation S-K.

ITEM 4

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

PART II

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(b)

Form 8-K.  No reports were filed on Form 8-K in the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

(Registrant)

Date:  May 17, 2004

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  May 17, 2004

/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice President and

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial

Officer Pursuant to 18 U.S.C. Section 1350.