Form 10-Q
period 2004-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2004-08-16
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road P. O. Box 39 Powhatan, Virginia (Address of principal executive offices)	23139 (Zip Code)

(804) 403-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes__ No X

As of June 30, 2004, 2,245,408 shares of common stock, par value $1.25 per share, were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I.  Financial Information

Page No.

Item 1

Financial Statements

Consolidated Balance Sheets - June 30, 2004

and  December 31, 2003 (Unaudited)

3

Consolidated Statements of Income - Three

Months Ended June 30, 2004 and 2003 and Six

Months Ended June 30, 2004 and 2003 (Unaudited)

4

Consolidated Statements of Cash Flows – Six Months

Ended June 30, 2004 and 2003 (Unaudited)

6

Notes to Consolidated Financial Statements -

June 30, 2004 and 2003 (Unaudited)

7

Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

12

Items 3

Quantitative and Qualitative Disclosures About

Market Risk

19

Item 4

Controls and Procedures

20

Part II.  Other Information

Item 4

Submission of Matters to a Vote of Security

Holders

21

Item 6

Exhibits and Reports on Form 8-K

22

Signatures

23

PART I

ITEM 1   FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Unaudited)

ASSETS	June 30, 2004	December 31, 2003
Cash and due from banks	$9,099,497	$8,029,151
Federal funds sold	3,367,000	5,000,000
Total cash and cash equivalents	$12,466,497	$13,029,151
Securities available for sale	150,448,778	165,832,951
Securities held to maturity (approximate market value 2004 $11,104,228; 2003 $11,584,973)	10,897,139	11,152,337
Mortgage loans held for sale	93,000	762,400
Total loans	173,462,962	158,531,139
Less: Unearned income	(62,721)	(26,773)
Reserve for loan losses	(2,611,816)	(2,454,443)
Loans, net	170,788,425	156,049,923
Bank premises and equipment, net	5,791,421	5,050,090
Accrued interest receivable	2,347,369	2,443,082
Other assets	13,113,937	11,514,768
Total assets	$365,946,566	$365,834,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand deposits	$40,977,797	$36,150,140
Interest bearing demand deposits and NOW accounts	51,941,679	49,930,596
Savings deposits	51,736,359	57,593,668
Time deposits, $100,000 and over	38,075,767	39,102,855
Other time deposits	118,772,306	117,943,255
	$301,503,908	$300,720,514
Federal funds purchased and securities sold under repurchase agreements	561,000	4,214,000
FHLB advances
Term	26,000,000	21,000,000
Overnight	4,500,000	5,000,000
Long term debt, capital trust preferred securities	5,000,000	5,000,000
Accrued interest payable	374,315	404,909
Other liabilities	1,081,544	1,152,541
Total liabilities	$339,020,767	$337,491,964
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,245,408 and 2,113,274 shares issued and outstanding in 2004 and 2003, respectively	$2,806,760	$2,641,593
Surplus	10,011,063	6,886,930
Retained earnings	15,912,061	17,393,695
Accumulated other comprehensive income	(1,804,085)	1,420,520
Total stockholders’ equity	$26,925,799	$28,342,738
Total liabilities and stockholders’ equity	$365,946,566	$365,834,702
Loan to Deposit Ratio	57.51%	52.71%
Book Value	$11.99	$12.77

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$2,683,867	$2,580,220	$5,278,043	$5,154,240
Interest on securities:
U.S. Government agencies and corporations	984,475	790,450	2,010,077	1,556,222
U.S. Treasury securities	-	17,183	37,286	17,183
States and political subdivisions	399,596	338,041	802,645	670,134
Other	883,457	760,562	1,769,651	1,450,909
Interest on federal funds sold	4,824	9,588	6,962	16,441
Total interest income	$4,956,219	$4,496,044	$9,904,664	$8,865,129
Interest expense
Interest on deposits	$1,455,793	$1,426,363	$2,918,984	$2,857,378
Interest on federal funds purchased and securities sold under repurchase agreements	8,325	3,133	30,688	5,234
Interest on FHLB borrowings:
Term	234,442	150,341	437,610	299,291
Overnight	13,815	18,161	36,594	36,170
Interest on capital trust securities	80,952	-	160,920	-
Total interest expense	$1,793,327	$1,597,998	$3,584,796	$3,198,073
Net interest income	$3,162,892	$2,898,046	$6,319,868	$5,667,056
Provision for loan losses	135,500	90,000	278,000	200,000
Net interest income after provision for loan losses	$3,027,392	$2,808,046	$6,041,868	$5,467,056
Other income
Deposit fees and charges	$268,603	$299,184	$537,364	$605,234
Bank card fees	77,004	70,327	145,093	134,510
Increase in cash surrender value of life insurance	68,454	64,930	136,908	129,860
Secondary mortgage market loan fees	59,104	131,873	125,436	195,581
Investment and insurance commissions	104,151	68,581	209,434	127,805
Realized gain (loss) on sale of securities available for sale	97,497	(1,121)	122,391	21,249
Other	67,111	47,623	114,054	85,589
Total other income	$741,924	$681,397	$1,390,680	$1,299,828
Other expenses
Salaries and wages	$1,086,484	$954,041	$2,109,437	$1,843,934
Pensions and other employee benefits	377,512	308,437	719,127	643,356
Occupancy expense	116,374	81,542	210,856	187,206
Equipment depreciation	156,134	145,231	314,304	289,576
Equipment repairs and maintenance	70,031	82,631	137,603	154,290
Advertising and public relations	58,335	27,590	102,636	72,090
Federal insurance premiums	11,270	9,371	22,441	18,872
Office supplies, telephone and postage	145,383	137,185	298,866	270,116
Taxes and licenses	57,432	39,657	102,522	78,410
Legal and professional fees	49,132	34,481	72,980	69,423
Other operating expenses	419,061	349,333	757,295	660,521
Total other expenses	$2,547,148	$2,169,499	$4,848,067	$4,287,794
Income before income taxes	$1,222,168	$1,319,944	$2,584,481	$2,479,090
Income taxes	174,758	373,224	515,247	708,752
Net income	$1,047,410	$946,720	$2,069,234	$1,770,338

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

 (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Earnings per share of common stock:
Income before income taxes	$0.55	$0.61	$1.16	$1.14
Net income	$0.47	$0.43	$0.93	$0.82
Earnings per share assuming dilution:
Income before income taxes	$0.53	$0.58	$1.13	$1.09
Net income	$0.46	$0.42	$0.91	$0.78
Dividends paid per share	$0.145	$0.13	$0.29	$0.25
Weighted average shares	2,241,902	2,177,614	2,235,518	2,170,753
Weighted average shares assuming dilution	2,286,183	2,280,599	2,282,354	2,274,375
Return on average assets	1.14%	1.23%	1.13%	1.20%
Return on average equity	14.47%	14.06%	14.16%	13.56%
Average assets	$366,389,901	$306,666,231	$365,457,979	$296,165,525
Average equity	$28,947,224	$26,933,411	$29,226,703	$26,104,516

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows for Operating Activities
Net Income	$2,069,234	$1,770,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	369,003	341,414
Deferred income taxes	(68,751)	(62,134)
Provision for loan losses	278,000	200,000
Amortization and accretion on securities	107,447	74,143
Realized (gain) loss on sales of securities available for sale	(122,391)	(21,249)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	669,400	(548,640)
Accrued interest receivable	95,713	(148,518)
Other assets	(58,821)	(1,183,787)
Increase (decrease) in liabilities:
Accrued interest payable	(30,594)	(37,167)
Other liabilities	221,300	73,558
Net cash provided by operating activities	$3,529,540	$457,958
Cash Flows from Investing Activities
Proceeds from maturities of securities held to maturity	$255,000	$2,078,700
Proceeds from sales and maturities of securities available for sale	32,514,828	32,536,383
Purchase of securities held to maturity	-	-
Purchase of securities available for sale	(22,104,012)	(61,653,452)
Net (increase) decrease in loans made to customers	(15,016,502)	(9,223,906)
Net purchases of premises and equipment	(1,110,334)	(4,893)
Net cash (used in) investing activities	$(5,461,020)	$(36,266,768)
Cash Flows from Financing Activities
Net increase in deposits	$783,394	$39,143,089
Net decrease in federal funds purchased and securities sold under repurchase agreements	(3,653,000)	(78,500)
Net proceeds of FHLB borrowings	4,500,000	-
Net proceeds from issuance of common stock	386,927	335,079
Dividends paid	(648,495)	(516,881)
Net cash provided by financing activities	$1,368,826	$38,882,787
Increase (decrease) in cash and cash equivalents	$(562,654)	$3,073,977
Cash and cash equivalents:
Beginning	13,029,151	16,846,664
Ending	$12,466,497	$19,920,641
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,615,390	$3,235,240
Income Taxes	$644,157	$732,960
See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

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

Note 2. Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,047,410	$946,720	$2,069,234	$1,770,338
Other comprehensive income, net of tax: Unrealized holding gains (losses) arising during the period on securities available for sale, net of deferred income taxes	(5,093,235)	2,200,672	(3,208,663)	2,633,043
Unrealized gain on interest rate swap contract, net of deferred income taxes	139,880	-	64,835	-
Less classification adjustment for (gains) losses included in net income, net of deferred income taxes	(64,348)	-	(80,778)	(14,024)
Total comprehensive income	($3,970,393)	$3,148,132	($1,155,372)	$4,389,357

Note 3. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	June 30, 2004 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$ -	$ -	$ -	$ -
U. S. government agencies
and corporations	65,897,208	32,410	(2,466,487)	63,463,131
Bank eligible preferred and
equities	20,979,151	194,527	(1,588,774)	19,584,904
Mortgage-backed securities	9,952,246	40,304	(271,029)	9,721,521
Corporate and other debt	35,426,548	1,895,591	(84,942)	37,237,197
States and political subdivisions	21,016,207	137,497	(711,679)	20,442,025
	$ 153,271,360	$ 2,300,329	$ (5,122,911)	$ 150,448,778

	December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$ 8,006,252	$ -	$ (113,773)	$ 7,892,479
U. S. government agencies
and corporations	70,732,187	579,711	(651,536)	70,660,362
Bank eligible preferred and
equities	21,465,271	381,336	(673,367)	21,173,240
Mortgage-backed securities	8,287,179	74,031	(80,297)	8,280,913
Corporate and other debt	34,723,263	2,644,171	(55,872)	37,311,562
States and political subdivisions	20,452,881	289,246	(227,732)	20,514,395
	$ 163,667,033	$ 3,968,495	$ (1,802,577)	$ 165,832,951

Carrying amounts and approximate market values of securities being held to maturity are as follows:

June 30, 2004 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 10,897,139	$ 262,745	$ (55,656)	$ 11,104,228

December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 11,152,337	$ 483,324	$ -	$ 11,635,661

Note 4. Loans

Major classifications of loans are summarized as follows:

	June 30,
	2004	December 31,
	(Unaudited)	2003
Commercial	$ 35,691,640	$ 29,807,926
Real estate:
Mortgage	70,512,637	67,216,322
Home equity	6,949,602	5,227,258
Construction	49,341,731	45,096,386
Bank cards	844,606	891,207
Installment	10,122,746	10,292,040
	173,462,962	158,531,139
Less unearned discount	(62,721)	(26,773)
	173,400,241	158,504,366
Allowance for loan losses	(2,611,816)	(2,454,443)
Loans, net	$170,788,425	$156,049,923

Changes in the allowance for loan losses were as follows:

	June 30,
	2004	December 31,
	(Unaudited)	2003
Balance, beginning	$ 2,454,443	$ 2,101,698
Provision charged to operations	278,000	410,000
Loans charged off	(137,097)	(112,055)
Recoveries	16,470	54,800
Balance, ending	$ 2,611,816	$ 2,454,443

Note 5.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities.  The borrowings consist of the following:

	June 30,
	2004	December 31,
	(Unaudited)	2003
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate of 4.03%,
principal due and payable on March 8, 2011,
callable quarterly beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.14%,
principal due and payable on December 5, 2011,
callable quarterly beginning December 5, 2003	5,000,000	5,000,000
Short-term borrowing, due and payable on January 22,
2005, interest adjusted daily, currently 1.25%	4,500,000	5,000,000
Interest payable and adjusts quarterly to LIBOR,
currently 1.26%, principal due and payable on
December 6, 2004	1,000,000	1,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2003,
callable on November 14, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable on March 17, 2009	5,000,000
	$ 30,500,000	$ 26,000,000

Note 6.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  The unrealized gain on the interest rate swap agreement was $106,327 and zero at June 30, 2004 and December 31, 2003, respectively.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

The Company’s net income totaled $1,047,410 in the second quarter of 2004, an increase of $100,690 or 10.6% from the second quarter of 2003. These results reflect continuing growth in net interest income of 9.1% as well as an increase in other non-interest income of 8.9% combined with a 17.4% increase in non-interest expense.  For the quarter, total interest income rose 10.2%.  The increases in total interest income and net interest income resulted from increases in the volume of interest-earning assets due to strong growth in deposits. For the second quarter of 2004, average interest-earning assets increased by $54.4 million, or 19.2%, compared to 2003 resulting in interest income on earning assets increasing by $460,175 or 10.2%.  Total interest expense increased by $195,329, or 12.2% reflecting the cost of the capital trust preferred securities issued in December 2003 as well as an increase in the average balance of interest-bearing deposits of $33.7 million, or 15.0% to $259.3 million. Total non-interest income rose by $60,527 or 8.9%, primarily attributable to increases in non-deposit investment product sales commissions.

Net income per common share for the second quarter of 2004 was $.47 compared to $.43 in the same period of 2003.  On a fully diluted basis, earnings per share were $.46 versus $.42 during such periods, respectively.  All per share data reflects the 5% common stock dividend paid June 15, 2004.  The Company’s annualized return on average equity was 14.47% in the second quarter of 2004, compared to 14.06% for the second quarter of 2003, while the return on average assets was 1.14% and 1.23% for these same periods respectively.

The Company’s net income for the six months ended June 30, 2004 totaled $2,069,234 an increase of $298,896, or 16.9%, from $1,770,338 in the first six months of 2003.  These results also reflect increases in total interest income of 11.7% and net interest income of 12.1% as compared to the same period last year.  Total non-interest income increased by 7.0%, or $90,852, while other non-interest expenses increased by 13.1%, or $560,273.  Net income per common share for the first six months of 2004 was $.93 compared to $.82 for the same period in 2003. Assuming dilution, the per share earnings were $.91 and $.78 during such periods, respectively.  The Company’s annualized return on average equity was 14.16% for the six months ended June 30, 2004, compared to 13.56% for the six months ended June 30, 2003.  The return on average assets amounted to 1.13% versus 1.20% for each of these same periods, respectively.

Net Interest Income.  The Company’s net interest income was $3,162,892 for the second quarter of 2004, compared to $2,898,046 for the second quarter of 2003.  For the six-month period, net interest income was $6,319,868 versus $5,667,056 in 2003, an increase of $652,812, or 11.5%.  The increase in net interest income in 2004 reflects increases of 28.9% in the average balance of investment securities and 12.9% in the average balance of total loans for the three months ended June 30, 2004, compared to the same period last year.  Average interest earning assets were $338.2 million for the second quarter of 2004, compared to $283.8 million for the second quarter of 2003. For the six months ended June 30, 2004, average interest earning assets rose 23.3% to $337.3 million from $273.6 million the same period in 2003. For this same six-month period, average investment securities increased by $47.3 million, or 38.7% to $169.2 million and average total loans increased $18.1 million, or 12.3% to $165.9 million.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
Interest earning assets:
Federal funds sold	$ 2,024	$ 5	0.99%	$ 3,408	$ 10	1.17%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	66,334	984	5.93%	51,091	808	6.33%
States and political subdivisions	31,307	522	6.67%	24,738	416	6.73%
Other securities	68,166	977	5.73%	52,819	802	6.07%
Total securities	165,807	2,483	5.99%	128,648	2,206	6.30%
Loans	170,352	2,684	6.30%	151,722	2,580	6.80%

Total interest-earning assets	$338,183	$ 5,172	6.12%	$283,778	$ 4,616	6.51%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$ 50,835	$ 95	0.75%	$ 45,443	$ 113.99%
Savings	50,440	158	1.25%	49,990	192	1.54%
Other time	157,981	1,202	3.05%	130,099	1,126	3.46%
Total deposits	259,256	1,456	2.25%	225,532	1,431	2.54%
Federal funds purchased and securities
sold under repurchase agreements	2,653	8	1.21%	980	23	1.22%
FHLB advances
Overnight	4,500	14	1.24%	5,000	18	1.44%
Term	26,000	234	3.60%	16,000	150	3.75%
Capital trust preferred securities	5,000	81	6.48%	-	-	-
Total interest-bearing
liabilities	$297,409	$ 1,793	2.41%	$247,512	$ 1,602	2.59%

Net interest spread		$ 3,379	3.71%		$ 3,014	3.92%

Net interest margin			4.00%			4.25%

The net interest margin is a measure of net interest income performance.  It represents the difference between interest income; including the earned portion of net deferred loan fees and costs, and interest expense paid on deposits and borrowings, reflected as a percentage of average interest earning assets.  The Company’s net interest margin was 4.00% for both the second quarter and first six months of 2004, compared to 4.25% and 4.30% for the same periods in 2003, respectively.

Non-Interest Income.  In the second quarter of 2004, the Company’s total non-interest income totaled $741,924, an increase of 8.9%, or $60,527, compared to 2003.  For the first six months of 2004, non-interest income totaled $1,390,680, an increase of $90,852 or 7.0% compared to 2003. These results reflect increases of 51.9% for the quarter and 63.9% for the six-month period in sales commissions earned from the retail sales of non-deposit investment products.  These increases totaled $35,570 and $81,629, respectively. In addition, increases in gains on the sales of securities available for sale were $98,618 for the quarter and $101,142 for the six-month period.  Deposit fees and charges declined $30,581, or 10.2% for the quarter and $67,870, or 11.2% for the six-month period while secondary mortgage market loan interest and fees declined $72,769, or 55.2% and $70,145, or 35.9%, respectively.

Non-Interest Expense.  The Company’s total non-interest expenses were $2,547,148 for the second quarter of 2004 compared with $2,169,499 for the same period in 2003, an increase of 17.4%.  For the six-month period ended June 30, 2004 non-interest expense was $4,848,067, an increase of $560,273, or 13.1%, compared to $4,287,794 for the same period in 2003. Expenses related to salaries not treated as an adjustment to the yield of loans originated in 2004 increased by 13.9% for the quarter and 14.4% for the first six months, as compared to 2003 due in part to the new staff hired to operate the new Bellgrade office, which opened at the end of March 2004.  Increases in pensions and other employee benefits, occupancy expense, equipment depreciation, and advertising and public relations were all related to the new branch.

Income Taxes.  The Company reported income taxes of $174,758 for the second quarter and $515,247 for the first six months of 2004, compared to $373,224 and $708,752 for the same periods in 2003, respectively. These amounts yielded effective tax rates of 14.3% for the quarter and 19.9% for the first six months of 2004, compared to 28.2% and 28.6 % for the same periods in 2003, respectively.  The 2004 effective rates were positively impacted by increased investments in various securities where a significant amount of the dividends received were not subject to tax, a tax accrual adjustment, as well as the pro-rata application of certain tax credits resulting from the Company’s investment in a Community Reinvestment Act eligible housing project LLC in December 2003.

Financial Condition

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, western Chesterfield, western Henrico and Goochland Counties.  Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

At June 30, 2004, total loans net of unearned income increased by $3.4 million from March 31, 2004 and by $22.7 million from June 30, 2003.  The average loans to average deposit ratio was 56.1% at June 30, 2004, compared to 55.3 % at March 31, 2004 and 59.7% at June 30, 2003.  At June 30, 2004, real estate loans accounted for 73.7% of the loan portfolio, consumer loans were 6.3%, and commercial and industrial loans totaled 20.0% of the loan portfolio.

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

The following table summarizes non-performing assets:

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$449	$18	$0	$30	$134
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	232	2,809	1,723	1,068	1,316
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$681	$2,827	$1,723	$1,098	$1,450
Other real estate owned	10	18	97	97	97
Other non-performing assets	140	140	140	140	140
Total non-performing assets	$831	$2,985	$1,476	$1,335	$1,687

The decrease in the level of non-performing assets at June 30, 2004 reflects the resolution of the dispute between principals involved in a large 90 day past due loan and the close monitoring of other delinquent credits. As of June 30, 2004, management was not aware of any other credits that involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Real estate acquired through foreclosure (OREO) was $10,000 at June 30, 2004, compared to $18,000 at March 31, 2004 while remaining unchanged at $97,000 at the other periods presented.  All of the OREO at June 30, 2004 was in the Company’s primary service area and consisted of one building lot.  The Company’s practice is to value OREO at the lower of  (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the loan balance.  The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value prior to disposition.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2002.  In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000, and its current carrying value is $140,000.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate.  Non-performing loans are monitored on a monthly basis as part of the Company’s ongoing loan review process. Management reviews the overall adequacy of its loan loss allowance at the end of each month.  Based primarily on the Company’s loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions may be made monthly.  Furthermore, past experiences led management to conclude that as a general matter it is prudent to operate with a high level or reserves.  The ratio of the allowance for loan losses to total loans was 1.51% at June 30, 2004; 1.55% at December 31, 2003; and 1.51% at June 30, 2003. Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses.  At June 30, 2004, the ratio of the allowance for loan losses to total non-performing loans was 383.5%, compared to 142.4% at December 31, 2003 and 156.6% at June 30, 2003.

Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration numerous factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and any other relevant factors.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The provision for loan losses totaled $135,500 for the quarter ended June 30, 2004 and $90,000 for the same period in 2003.  For the six-month periods ended June 30, 2004 and 2003, the provision for loan losses totaled $278,000 and $200,000, respectively.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses which may occur as a result of growth in the loan portfolio.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield.  Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers.  The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed and for general asset/liability management purposes.  During the first six months of 2004, total securities decreased by $15.6 million, or 8.8%, to $161.3 million or 44.1 % of total assets at June 30, 2004.  At December 31, 2003, total securities were $177.0 million, or 48.4% of total assets, and at June 30, 2003, total securities were $143.8 million, or 43.6 % of total assets.

The securities portfolio is segregated into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent, and the Company has the ability, at the time of purchase to hold the securities to their maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors.  The Company’s recent purchases of investment securities has generally been limited to securities of investment grade credit quality with short to intermediate term maturities.

The fully taxable equivalent annualized average yield on the entire securities portfolio was 5.99% for the second quarter of 2004 and 5.97% for the first six months of 2004, compared to 6.3% and 6.4% for the same periods in 2003.  This decline in yield is principally due to Government Agency securities with call options and coupon rates above the current market levels being called by the issuing agency.  The book value of the entire portfolio exceeded the market value by $2.6 million at June 30, 2004.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is depository accounts.  The Company’s deposit base is comprised of demand deposits, interest checking, savings and money market accounts and other time deposits. The Company’s deposits are provided by individuals and businesses located within the communities served. The Company generally does not accept out of market deposits, nor does it solicit or accept any brokered deposits.

Total deposits increased by less than $1 million between December 31, 2003 and June 30, 2004.  Deposits increased by $24.4 million, or 8.8%, between June 30, 2004 and June 30, 2003. The average aggregate interest rate paid on total deposits was 1.95% in the second quarter and 1.97% for the first six months of 2004 compared to 2.22% in the second quarter of 2003 and 2.31% for the first six months of 2003.  The majority (52%) of the Company’s deposits was higher yielding time deposits because many of its customers were individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2004:

	June 30, 2004 Time Deposits	December 31, 2003 Time Deposits
	(Dollars in Thousands)
Three months or less	$6,629	$4,555
Three to twelve months	15,681	17,229
Over twelve months	15,766	17,319
Total	$38,076	$39,103

Borrowings from the Federal Home Loan Bank have changed in structure in both overnight and term advances in order to take advantage of the prevailing low interest rates.  Term advances were $26 million at June 30, 2004, $21 million at December 31, 2003 and $21 million at June 30, 2003. The increase is a result of a new five-year borrowing entered into to extend the Company’s liabilities at a time of low interest rates.  Overnight advances were $4.5 million at June 30, 2004 compared to $5 million at December 31, 2003 and March 31, 2003.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The capital position of Central Virginia Bank, a wholly-owned subsidiary of the Company (the “Bank”), continues to exceed regulatory minimums.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital, and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, recognized the eventual need for additional capital to support further expansion or acquisitions and used the proceeds from the issuance of the $5 million capital trust preferred securities in December 2003 to purchase additional stock in the Bank, thereby increasing the Bank’s capital position.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets.  Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines.  A comparison of the Bank’s actual regulatory capital at June 30, 2004, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual June 30, 2004	Actual June 30, 2003
Tier 1 risk-based capital	4.0%	12.06%	10.51%
Total risk-based capital	8.0%	13.09%	11.62%
Leverage ratio	3.0%	8.41%	7.41%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans.  However, in 2000 the Company had to make use of its borrowing availability as the flow of deposits slowed. Since 2001, the flow of deposits has increased sufficiently to fund loan growth, however, due to low loan demand, the Company used portions of its borrowing availability to purchase marketable securities in an effort to increase net interest income.

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

PART II

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Shareholders, which was adjourned from its previously scheduled time of April 27, 2004, was held on June 1, 2004.

(c)

Matters voted upon:

1.

Election of Charles W. Binford as a director for a three year term:

Votes for

1,817,113

Votes withheld

20,983

2.

Election of John B. Larus as a director for a three year term:

Votes for

1,830,518

Votes withheld

7,578

3.

      Election of James T. Napier as a director for a three year term:

Votes for

1,824,371

Votes withheld

13,726

4.

Ratification of Auditors:

Votes for

1,821,002

Votes against

11,258

Votes abstained

5,836

PART II

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)

Form 8-K.

The Company furnished a report on Form 8-K, dated April 21, 2004, reporting under Item 12 the issuance by the Company of a press release announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

(Registrant)

Date:  August 16, 2004

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  August 16, 2004

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