Form 10-Q
period 2004-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2004-11-15
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2004	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road P. O. Box 39 Powhatan, Virginia (Address of principal executive offices)	23139 (Zip Code)

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

As of November 15, 2004, 2,250,279 shares of common stock, par value $1.25 per share, were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

November 15, 2004

INDEX

Part I.  Financial Information

Page No.

Item 1

Financial Statements

Consolidated Balance Sheets - September 30, 2004

and December 31, 2003 (Unaudited)

3

Consolidated Statements of Income

Three Months Ended September 30, 2004 and 2003 and

Nine Months Ended September 30, 2004 and 2003 (Unaudited)

4-5

Consolidated Statements of Cash Flows – Nine Months

Ended September 30, 2004 and 2003 (Unaudited)

6

Notes to Consolidated Financial Statements -

September 30, 2003 and 2002 (Unaudited)

7-11

Item 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

12-21

Item 3

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4

Controls and Procedures

22

Part II.  Other Information

Item 5

Other Information

23

Item 6

Exhibits and Reports on Form 8-K

23

Signatures

24

PART I

FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Unaudited)

ASSETS	September 30, 2004	December 31, 2003
Cash and due from banks	$8,737,891	$8,029,151
Federal funds sold	9,734,000	5,000,000
Total cash and cash equivalents	$18,471,891	$13,029,151
Securities available for sale	149,251,786	165,832,951
Securities held to maturity (approximate market value 2004 $10,484,718; 2003 $11,635,661)	10,099,596	11,152,337
Mortgage loans held for sale	125,000	762,400
Total loans	178,146,328	158,531,139
Less: Unearned income	(100,664)	(26,773)
Reserve for loan losses	(2,671,013)	(2,454,443)
Loans, net	175,374,651	156,049,923
Bank premises and equipment, net	5,778,895	5,050,090
Accrued interest receivable	2,574,715	2,443,082
Other assets	11,883,975	11,514,768
Total assets	$373,560,509	$365,834,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand deposits	$39,502,763	$36,150,140
Interest bearing demand deposits and NOW accounts	53,549,137	49,930,596
Savings deposits	52,432,007	57,593,668
Time deposits, $100,000 and over	38,943,078	39,102,855
Other time deposits	120,736,036	117,943,255
Total Deposits	$305,163,021	$300,720,514
Federal funds purchased and securities sold under repurchase agreements	562,500	4,214,000
FHLB advances
Term	26,000,000	21,000,000
Overnight	4,500,000	5,000,000
Long term debt, capital trust preferred securities	5,000,000	5,000,000
Accrued interest payable	384,932	404,909
Other liabilities	1,247,338	1,152,541
Total liabilities	$342,857,791	$337,491,964
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 3,000,000 shares authorized; 2,250,279 and 2,113,274 shares issued and outstanding in 2004 and 2003, respectively	$2,812,849	$2,641,593
Surplus	10,095,980	6,886,930
Retained earnings	16,687,956	17,393,695
Accumulated other comprehensive income	1,105,933	1,420,520
Total stockholders’ equity	$30,702,718	$28,342,738
Total liabilities and stockholders’ equity	$373,560,509	$365,834,702
Loan to Deposit Ratio	58.34%	52.71%
Book Value	$13.64	$13.41

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$2,866,853	$2,604,883	$8,144,896	$7,759,123
Interest on securities:
U.S. Government agencies and corporations	947,101	845,564	2,957,178	2,401,786
U.S. Treasury securities	-	55,396	37,286	72,579
States and political subdivisions	389,138	365,317	1,191,783	1,035,451
Other	927,708	792,712	2,697,359	2,243,621
Interest on federal funds sold	7,564	12,408	14,526	28,849
Total interest on securities	2,271,511	2,071,397	6,898,132	5,782,286

Total interest income	5,138,364	4,676,280	15,043,028	13,541,409
Interest expense
Interest on deposits	1,507,063	1,542,901	4,426,047	4,400,279
Interest on federal funds purchased and securities sold under repurchase agreements	1,960	935	32,648	6,169
Interest on FHLB borrowings:
Term	237,813	151,857	675,423	451,148
Overnight	19,300	15,480	55,893	51,650
Interest on long term debt – capital trust preferred	81,842	-	242,762	-
Total interest expense	1,847,978	1,711,173	5,432,773	4,909,246
Net interest income	3,290,386	2,965,107	9,610,255	8,632,163
Provision for loan losses	93,500	90,000	371,500	290,000
Net interest income after provision for loan losses	$3,196,886	$2,875,107	$9,238,755	$8,342,163
Other income
Deposit fees and charges	271,948	294,143	809,312	899,377
Bank card fees	79,129	60,213	224,223	194,723
Increase in cash surrender value of life insurance	61,675	75,185	198,583	205,045
Secondary mortgage market loan interest and fees	56,004	93,834	181,440	289,415
Investment and insurance commissions	138,824	220,798	348,259	348,603
Realized gain on sale of securities available for sale	64,039	28,623	186,429	49,872
Other	66,274	65,833	180,328	151,422
Total other income	737,893	838,629	2,128,574	2,138,457
Other expenses
Salaries and wages	1,089,091	1,040,433	3,198,528	2,884,367
Pensions and other employee benefits	371,757	341,182	1,090,884	984,538
Occupancy expense	112,569	85,031	323,425	272,237
Equipment depreciation	151,672	164,958	465,976	454,534
Equipment repairs and maintenance	72,265	69,133	209,868	223,423
Advertising and public relations	57,731	42,395	160,366	114,485
Federal insurance premiums	10,748	9,538	33,190	28,410
Office supplies, telephone and postage	138,262	145,004	437,129	415,120
Taxes and licenses	64,347	43,625	166,869	122,035
Legal and professional fees	50,603	36,776	123,583	106,199
Other operating expenses	425,549	391,855	1,182,844	1,052,376
Total other expenses	2,544,594	2,369,930	7,392,662	6,657,724
Income before income taxes	1,390,185	1,343,806	3,974,667	3,822,896
Income taxes	288,394	323,532	803,641	1,032,284
Net income	$1,101,791	$1,020,274	$3,171,026	$2,790,612

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings per share of common stock:
Income before income taxes	$0.62	$0.61	$1.77	$1.75
Net income	$0.49	$0.47	$1.42	$1.28
Earnings per share assuming dilution:
Income before income taxes	$0.61	$0.59	$1.74	$1.68
Net income	$0.48	$0.45	$1.39	$1.23
Dividends paid per share	$0.145	$0.13	$0.435	$0.38
Weighted average shares	2,247,789	2,194,064	2,239,638	2,178,609
Weighted average shares assuming dilution	2,294,123	2,265,521	2,286,305	2,275,871
Return on average assets	1.19%	1.21%	1.15%	1.20%
Return on average equity	15.53%	15.08%	14.61%	14.10%
Average assets	$370,409,590	$336,500,166	$367,110,215	$309,752,303
Average equity	$28,376,532	$27,066,898	$28,932,415	$26,395,084

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net Income	$3,171,026	$2,790,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	550,639	532,211
Deferred income taxes	(35,109)	(98,260)
Provision for loan losses	371,500	290,000
Amortization and accretion on securities	149,140	141,072
Realized gain on sales of securities available for sale	(186,429)	(49,872)
Realized gain on sales of assets	-	(2,995)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	637,400	(307,770)
Accrued interest receivable	(131,633)	(1,011,757)
Other assets	(369,207)	(1,091,327)
Increase (decrease) in liabilities:
Accrued interest payable	(19,977)	(25,897)
Other liabilities	352,852	281,516
Net cash provided by operating activities	$4,490,202	$1,447,533
Cash Flows from Investing Activities:
Proceeds from maturities of securities held to maturity	$1,050,000	$2,313,300
Proceeds from sales and maturities of securities available for sale	41,760,785	48,816,458
Purchase of securities held to maturity	-	(1,033,640)
Purchase of securities available for sale	(25,677,123)	(99,402,285)
Net (increase) decrease in loans made to customers	(19,696,228)	(11,623,953)
Net purchases of premises and equipment	(1,279,444)	(476,728)
Proceeds from sale of assets	-	22,255
Net cash (used in) investing activities	$(3,842,010)	$(61,384,593)
Cash Flows from Financing Activities
Net increase in deposits	$4,442,507	$60,184,005
Net decrease in federal funds purchased and securities sold under repurchase agreements	(3,651,500)	(119,500)
Net proceeds on FHLB borrowings	4,500,000	-
Net proceeds from issuance of common stock	477,933	496,522
Dividends paid	(974,392)	(788,517)
Net cash provided by financing activities	$4,794,548	$59,772,510
Increase (decrease) in cash and cash equivalents	$5,442,740	$(164,550)
Cash and cash equivalents:
Beginning	13,029,151	16,846,664
Ending	$18,471,891	$16,682,114
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,452,750	$4,935,143
Income Taxes	$882,871	$1,034,196

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003

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

Note 2.  Comprehensive Income

A reconciliation from net income to total comprehensive income for the three months and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,101,791	$1,020,274	$3,171,026	$2,790,612
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period on securities available for sale, net of deferred income taxes	2,952,284	(2,764,386)	(191,544)	(131,342)
Less reclassification adjustment for gains included in net income, net of deferred income taxes	(42,265)	(18,891)	(123,043)	(32,916)
Total comprehensive income	$4,011,810	($1,763,003)	$2,856,439	$2,626,354

Note 3. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	September 30, 2004 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$ -	$ -	$ -	$ -
U. S. government agencies
and corporations	57,716,276	459,998	(683,243)	57,493,031
Bank eligible preferred and
equities	20,957,962	452,276	(1,366,329)	20,043,909
Mortgage-backed securities	9,405,470	46,772	(90,773)	9,361,469
Corporate and other debt	38,119,850	2,716,846	(35,370)	40,801,326
States and political subdivisions	21,361,663	355,903	(163,515)	21,552,051
	$ 147,561,221	$ 4,029,795	$ (2,339,230)	$ 149,251,786

	December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$ 8,006,252	$ -	$ (113,773)	$ 7,892,479
U. S. government agencies
and corporations	70,732,187	579,711	(651,536)	70,660,362
Bank eligible preferred and
equities	21,465,271	381,336	(673,367)	21,173,240
Mortgage-backed securities	8,287,179	74,031	(80,297)	8,280,913
Corporate and other debt	34,723,263	2,644,171	(55,872)	37,311,562
States and political subdivisions	20,452,881	289,246	(227,732)	20,514,395
	$ 163,667,033	$ 3,968,495	$ (1,802,577)	$ 165,832,951

Carrying amounts and approximate market values of securities being held to maturity are as follows:

September 30, 2004 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 10,099,596	$ 390,073	$ (4,951)	$ 10,484,718

December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 11,152,337	$ 483,324	$ -	$ 11,635,661

Note 4. Loans

Major classifications of loans are summarized as follows:

	September 30,
	2004	December 31,
	(Unaudited)	2003
Commercial	$ 34,932,659	$ 29,807,926
Real estate:
Mortgage	71,245,214	67,216,322
Home equity	7,437,294	5,227,258
Construction	53,136,911	45,096,386
Bank cards	851,151	891,207
Installment	10,543,098	10,292,040
	178,146,328	158,531,139
Less unearned discount	(100,664)	(26,773)
	178,045,664	158,504,366
Allowance for loan losses	(2,671,013)	(2,454,443)
Loans, net	$ 175,374,651	$156,049,923

Changes in the allowance for loan losses were as follows:

	September 30,
	2004	December 31,
	(Unaudited)	2003
Balance, beginning	$ 2,454,443	$ 2,101,698
Provision charged to operations	371,500	410,000
Loans charged off	(183,200)	(112,055)
Recoveries	28,270	54,800
Balance, ending	$ 2,671,013	$ 2,454,443

Note 5.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities.  The borrowings consist of the following:

	September 30,
	2004	December 31,
	(Unaudited)	2003
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate of 4.03%,
principal due and payable on March 8, 2011,
callable quarterly beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.14%,
principal due and payable on December 5, 2011,
callable quarterly beginning December 5, 2003	5,000,000	5,000,000
Short-term borrowing, due and payable on January 22,
2005, interest adjusted daily, currently 1.25%	4,500,000	5,000,000
Interest payable and adjusts quarterly to LIBOR,
currently 1.26%, principal due and payable on
December 6, 2004	1,000,000	1,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2003,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	-
	$ 30,500,000	$ 26,000,000

Note 6.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  The unrealized loss on the interest rate swap agreement was $807 and zero at September 30, 2004 and December 31, 2003, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s net income totaled a record $1,101,791 in the third quarter of 2004, an increase of 8% over the third quarter of 2003.  These results reflect a continuing improvement in net interest income, adequate non-interest income and normal increases in non-interest expenses. For the quarter, total interest income increased by $462,084 or 9.9% compared to the third quarter of the prior year; while total interest expense grew by $136,805 or 8%, resulting in net interest income improving by $325,279 or 11% compared to the third quarter 2003. Quarterly non-interest income was $737,893 compared to $838,629 in the prior year’s comparable quarter, a decline of $100,736 or 12%. Non-interest expense for the quarter was $2,544,594 an increase of $174,664 or 7.4% compared to the third quarter of the prior year.

The improvement in profitability is largely attributable to increases in the levels of earning assets, the impact of increases in interest rates on the loan portfolio, and controlled growth in non-interest expenses. For the third quarter of 2004, average interest-earning assets increased by $31.7 million, or 10.2%, compared to the same period in 2003. The increase in total interest expense was comprised of a decrease of $35,838 or 2.3% in interest on deposits and an increase of $172,643 in interest on borrowings. In the quarter, average interest-bearing liabilities increased $28 million, or 10.2%. The decline in non-interest income of 12% was due to lower fees on secondary market mortgage loan sales, and lower commissions on sales of non-deposit investment products, as compared to the prior year’s third quarter. For the quarter, the Company’s return on average assets was 1.19% and the return on average shareholders equity was 15.53% compared to 1.21% and 15.08% respectively in the comparable quarter of 2003.

Net income per common share for the third quarter of 2004 was $.49 compared to $.47 in the same period last year. On a fully diluted basis, quarterly earnings per share were $.48 versus $.45 last year. All prior period per share data has been adjusted for the effect of the 5% stock dividend paid in June 2004.

The Company’s net income for the nine months ended September 30, 2004 totaled $3,171,026 versus $2,790,612, an increase of 13.6% over the first nine months of 2003. These results are also reflective of similar increases in total interest income and net interest income as mentioned above.  For the first nine months, total non-interest income has remained virtually unchanged at $2.1 million while other non-interest expenses increased 11% to $7.4 million. Net income per common share for the first nine months of 2004 was $1.42 compared to $1.28 for the same period in 2003. Adjusted for dilution, the per share earnings were $1.39 and $1.23 during such periods, respectively. The Company’s annualized return on average equity was 14.6% for the nine months ended September 30, 2004, compared to 14.1% for the nine months ended September 30, 2003. The return on average assets amounted to 1.15% and 1.20% for these same periods, respectively.

Net Interest Income.  The Company’s net interest income was $3,290,386 for the third quarter of 2004, an increase of $325,279, or 11% compared to $2,965,107 in the third quarter of 2003.  For the nine-month period, net interest income was $9,610,255, an increase of $978,092, or 11.3% versus $8,632,163 over the same period in 2003.  The increase in net interest income in 2004 is reflective of the 10.2% increase in earning assets, which averaged $343.9 million for the third quarter and $339.4 for the first nine months compared to $312.2 million and $285.2 million respectively in the prior year. The major components of this growth were investment securities, which grew by 6.7% to average $164.5 million for the quarter and 26.2% to average $167.6 million for the year to date, and loans which grew by 16.8% to average $177 million in the quarter and 15% to average $169.6 million for the year to date.

The tax equivalent net interest income in the third quarter 2004 was $3.51 million, an increase of 12.4% compared to $3.12 million in the third quarter of 2003. The tax equivalent net interest margin improved to 4.08% for the quarter compared to 4.0% in third quarter 2003. For the nine months year to date, the tax equivalent net interest income was $10,259,599 compared to $9,000,424 an increase of 14% versus the same prior year period. The tax equivalent net interest margin was 4.03% versus 4.21% in the same prior year period.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including the earned portion of net deferred loan fees and costs, and interest expense paid on deposits and borrowings, reflected as a percentage of average interest earning assets. The following table sets forth for the periods indicated the Company’s average interest earning assets (on a tax equivalent basis), average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin.

	Three Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
Interest earning assets:
Federal funds sold	$2,024	$ 8	1.58%	$5,473	$ 12.88%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	63,527	947	5.96%	67,566	901	5.33%
States and political subdivisions	31,227	515	6.60%	27,820	465	6.69%
Other securities	69,778	1,021	5.85%	58,842	850	5.78%
Total securities	164,532	2,483	6.04%	154,228	2,216	5.75%
Loans	177,324	2,867	6.47%	152,484	2,605	6.83%
Total interest-earning assets	$343,880	$5,358	6.23%	$312,185	$4,833	6.19%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$52,965	$ 105	0.79%	$48,380	$ 105.87%
Savings	52,817	167	1.26%	55,376	211	1.52%
Other time	159,185	1,235	3.10%	147,943	1,227	3.32%
Total deposits	264,967	1,507	2.28%	251,699	1,543	2.45%
Federal funds purchased and securities
sold under repurchase agreements	735	2	1.09%	676	1.59%
FHLB advances
Overnight	4,500	19	1.69%	5,000	15	1.20%
Term	26,000	238	3.66%	16,000	152	3.80%
Capital trust preferred securities	5,000	82	6.56%	-	-	-
Total interest-bearing liabilities	$301,202	$1,848	2.45%	$273,375	$1,711	2.50%

Net interest spread		$3,510	3.78%		$3,122	3.69%
Net interest margin			4.08%			4.00%

Non-Interest Income.  Non-interest income totaled $737,893 for the quarter, a decline of 12% compared to the prior year’s third quarter total of $838,629. Secondary market mortgage loan fees continue to lag versus both the prior year’s quarter and year to date, due to a significant decline in the volume of mortgage refinancing activity. Non-deposit investment product sales, while even with the same prior year period, were also down when compared to the prior year due to a single nonrecurring large transaction in last year’s third quarter. Gains on sales of securities available for sale of $64,039 were recognized during the quarter as compared to $28,623 in the third quarter 2003, and resulted as part of the Company’s normal portfolio management. Year to date, non-interest income has been virtually even with the same prior year period at $2.13 million versus $2.14  million. The major percentage changes for the nine months year to date 2004 versus the same period in 2003 were deposit fees and charges down 10% to $809,312, bank card fees up 15% to $224,223, secondary market mortgage loan fees down 37% to $181,440, net securities gains and losses up 273% to $186,429, and commissions on sales of non-deposit investment products and insurance essentially unchanged at $348,259.

Non-Interest Expense.  The Company’s total non-interest expenses for the third quarter ended September 30, 2004 increased $174,664 or 7.4% to $2,544,594 versus $2,369,930 in the prior years third quarter, and for the nine-months ended September 30, 2004 increased $734,938, to $7,392,662 or 11% compared to $6,657,724 in the comparable period for 2003.  Expenses related to salaries and employee benefits not treated as an adjustment to the yield of loans increased $79,233 for the quarter and $420,507 for the first nine months of 2004 compared to the same periods in 2003. This increase has resulted primarily from additions to staff as the result of the growth of the bank, as well as increases in the general cost of maintaining employee health and benefit plans. Of particular note is the impact of the opening of the Company’s Bellgrade branch, which has affected total exp enses for personnel, occupancy, advertising and public relations, and general operating when compared to the prior year’s quarter and year to date, as the branch was opened in March 2004, and accordingly is not reflected in the prior year’s expenses. Occupancy expense increased 32.4% for the quarter and increased 18.8% for the nine-month period.  Equipment depreciation declined 8.1% for the quarter but is up 2.5% for the nine-month period reflecting the equipment fully depreciating out since last year in the quarter. Advertising and public relation is up 36% for the third quarter and 40% for the nine months year to date. Notwithstanding the Bellgrade branch opening, the increase is due to a higher level of general marketing and community involvement promotional activities.

Income Taxes.  The Company reported income taxes of $288,394 for the current quarter compared to $323,532 for the third quarter 2003 and for the nine months year to date 2004, $803,641 compared to $1,032,284 for the first nine months of 2003. These amounts yielded effective tax rates of 20.7% for the quarter and 20.2% for the first nine months of 2004, compared to 24.1% and 27.0% for the same periods in 2003, respectively.  The 2004 effective rates were positively impacted by increased investments in various securities where a significant amount of the dividends received were not subject to tax, a tax accrual adjustment, as well as the pro-rata application of certain tax credits resulting from the Company’s investment in a Community Reinvestment Act eligible housing project LLC in December 2003.

Financial Condition

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial and consumer lending activity extends across its primary service area of  Powhatan, Cumberland, Chesterfield, Henrico, and Goochland Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

The principal risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers.  Within each category, such risk is increased or decreased depending on prevailing economic conditions.  The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate, interest rates, and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas.  The risk associated with real estate construction loans varies based upon the supply of the type of real estate under construction, and demand for such, which in turn is d irectly affected by the prevailing interest rate environment.  Many of the Company’s real estate construction loans are for pre-sold or contract homes. Builders are limited as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.

At September 30, 2004, total loans net of unearned income increased 12.3% or $19.5 million to $178 million from $158.5 million at December 31, 2003 and 16.3% or $24.9 million from $153.1 million at September 30, 2003.  The loan-to-deposit ratio was 58.3% at September 30, 2004, compared to 52.7% at December 31, 2003, and 51.3% at September 30, 2003.  At September 30, 2004, loans secured by real estate accounted for 74.1% of the loan portfolio, consumer loans were 6.3%, and commercial and industrial loans totaled 19.6%.

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

The following table summarizes non-performing loans:

	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$209	$449	$18	$0	$30
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	584	232	2,809	1,723	1,068
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$793	$681	$2,827	$1,723	$1,098
Other real estate owned (OREO)	10	10	18	97	97
Other non-performing assets	125	140	140	140	140
Total non-performing assets	$928	$831	$2,895	$1,960	$1,335

Management does not believe that the current level of non-performing loans reflects any systemic problems in the Company’s loan portfolio. The significant decrease in the level of non-performing assets from March 31, 2004 reflects the resolution of the dispute between principals involved in a large 90 day past due loan. The Company has been an active and successful local residential construction lender for over 25 years.  In the event of a sudden significant increase in interest rates, which remain at that level for a protracted time, thereby causing mortgage interest rates to remain high, and further creating a decline in the demand for, and sales of, new homes, it is possible that such a scenario could be detrimental to some of the Company’s larger builder/borrowers.  Management is not aware of any other material lending relationships at September 30, 2004 that involve se rious doubts as to the ability of such borrowers to comply with their existing repayment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. OREO has declined from $97,000 at December 31, 2003 to $10,000 at September 30, 2004 due to the sales of two properties. The one remaining parcel of OREO is in the Company’s primary service area and consisted of one building lot, which was written down to its current $10,000 balance in the second quarter 2004, and is currently under contract for sale. Management believes, if the sale is consummated, a recovery of the current carrying value as well as some of the prior write-down should occur. The Bank’s practice is to value OREO at the lower of  (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance both at the time of acquisition as well as periodically throughout the holding period.  The Bank actively markets all foreclosed real estate and does not anticipate material write-downs in value prior to disposition. Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2003.  In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000, which was written down during 2003 and 2004 to an anticipated liquidation value of $140,000. During the third quar ter 2004 a payment of $15,000 from the rental of the property was received and applied to the carrying value of the asset.

Management periodically evaluates non-performing assets relative to their collateral value and makes appropriate reductions, if warranted, in the carrying value of those assets based on that review.  Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on non-performing assets.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate.  Non-performing loans are monitored on a monthly basis as part of the Company’s ongoing loan review process.  Management reviews the adequacy of the loan loss allowance at the end of each month. Based primarily on the Company’s loan classification system, which classifies watch list and problem credits as special mention, substandard, doubtful or loss, additional provisions may be made monthly. Furthermore, past experience has led management to conclude that as a general matter it is prudent to operate with a high level or reserves.  The ratio of the allowance for loan losses to total loans was 1.50% at September 30, 2004, 1.51% at June 30, 2004, 1.51% at December 31, 20 03, and 1.54% at September 30, 2003. Management feels that the allowance for loan losses, while it may not increase or decrease at exactly the same rate as the loan portfolio, is prudent and adequate given the quantified risks associated with potential losses within the loan portfolio.  At September 30, 2004 the ratio of the allowance for loan losses to total non-performing assets was 288%, compared to 125% at December 31, 2003 and 177% at September 30, 2003, and is reflective of the decline in the overall level of non-performing assets.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration numerous factors connected with both the risks inherent with the granting of credit and the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of general market economic conditions, changes in the nature and value of the portfolio, industry standards and any other factors deemed relevant.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The provision for loan losses charged to expenses totaled $93,500 for the quarter ended September 30, 2004 versus $90,000 for the same period in 2003.  For the nine-month period ended September 30, 2004 and 2003, the provision for loan losses totaled $371,500 and $290,000, respectively.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential specific and general credit risks within the loan portfolio.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield.  Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers.  The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed and for general asset/liability management purposes.  During the first nine months of 2004, total securities decreased by $17.6 million or 9.9% to $159.4 million or 42.7% of total assets at September 30, 2004.  At December 31, 2003, total securities were $177.0 million or 48.4% of total assets and at September 30, 2003, total securities were $161.8 million, or 46.5 % of total assets.

The securities portfolio is segregated into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors.  The Company’s recent purchases of investment securities have been limited to securities of investment grade credit quality with short to medium term maturities. The types of securities purchased consist of U.S. Treasury securities, U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, bank eligible Agency (FNMA, FHLMC, SLM) Preferred stock, and bank qualified tax-free municipal securities.   As the general interest rate levels have fallen over the past eighteen months and now seem to have stabilized, there has been a steady increase in the number of higher yielding securities in the portfolio that contained call options, being called by the issuers.  This has caused a decline in the overall yield of the investment portfolio year to date, as those funds must be reinvested at the current lower yields.  We anticipate this trend to continue.

The fully taxable equivalent annualized average yield on the entire securities portfolio was 6.04% for the third quarter and 6.0% for the first nine months of 2004, compared to 5.75% and 6.14% for the same periods in 2003. The market value of the available for sale portfolio exceeded the book value by $1.69 million at September 30, 2004, $2.17 million at December 31, 2003, and $1.74 million at September 30, 2003.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is depository accounts.  The Company’s deposit base is comprised of demand deposits, interest checking, savings and money market accounts and other time deposits, also referred to as certificates of deposit.  The Company’s deposits are provided by individuals, businesses, and organizations located within the communities served. The Company does not accept out of market deposits, nor does it solicit or accept any brokered deposits.

Total deposit growth was $7 million or 2.3% between September 30, 2004 and September 30, 2003.  Total deposits grew by $4.4 million or 1.5% between December 31, 2003 and September 30, 2004.  The average aggregate interest rate paid on deposits was 1.98% in the third quarter of 2004 and 1.98% for the first nine months of 2004, compared to 2.15% and 2.25% respectively for the same periods in 2003.  The Company’s deposit mix consists of demand, interest checking, MMDA, and savings deposits, which together comprise 47.7% of total deposits.  The remaining 52.3% of deposits consists of higher yielding time deposits as many Company customers are individuals who seek higher yields than those offered on savings and money market accounts.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2004:

	September 30, 2004 Time Deposits	December 31, 2003 Time Deposits
	(Dollars in Thousands)
Three months or less	$ 4,690	$ 4,555
Three to twelve months	17,233	17,229
Over twelve months	17,020	17,319
Total	$38,943	$39,103

Borrowings from the Federal Home Loan Bank have changed in structure in both overnight and term advances in order to take advantage of the prevailing low interest rates.  Term advances were $26 million at September 30, 2004, $21 million at and December 31, 2003, and $16 million at September 30, 2003. The increase is a result of new five-year fixed rate borrowings entered into to extend the Company’s liabilities at a time of low interest rates. Overnight advances were $4.5 million at September 30, 2004 compared to $5 million at December 31, 2003 and $5 million at September 30, 2003. Several of the Company’s original term borrowings have call options and will in all probability be called when interest rates rise above the rate of the borrowing later this year or in 2005.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The capital position of Central Virginia Bank, a wholly-owned subsidiary of the Company (the “Bank”), continues to exceed regulatory minimums.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet assets.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, was cognizant of the eventual need for additional capital to support further expansion or acquisitions and used all of the $5 million proceeds from the issuance of the capital trust preferred securities in December 2003 to invest in the Bank, thereby significantly increasing the Bank’s capital position.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets.  Capital is measured using a leverage ratio as well as based on risk-weighting assets according to regulatory guidelines.  A comparison of the Bank’s actual regulatory capital at September 30, 2004, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Central Virginia Bank		Parent Central Virginia Bankshares, Inc.
		September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Tier 1 risk-based capital	4.0%	8.71%	8.27%	9.13%	7.48%
Total risk-based capital	8.0%	12.38%	12.84%	12.97%	11.62%
Leverage ratio	3.0%	13.41%	13.92%	13.99%	14.93%

Liquidity and Interest Rate Sensitivity

Liquidity.  Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.  As a result of the Company’s management of liquid assets and its ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs in the foreseeable future.

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  Historically, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. However, in 2000 the Company had to make use of its borrowing availability as the inflow of deposits slowed.  Since 2001, the flow of deposits has increased sufficiently to fund loan growth, however, due to low loan demand, the Company used portions of its borrowing availability to purchase marketable securities in an effort to incre ase net interest income.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.  Simulation modeling results for various interest rate scenarios are reviewed by the Company’s asset-liability management committee to assist in modifying current pricing strategies for loans and deposits, as well as the general composition of the Company’s earning assets and interest-bearing liabilities.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in la ws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 5

OTHER INFORMATION

On November 10, 2004, the Company’s independent registered public accounting firm, Mitchell, Wiggins & Company, LLP (“Mitchell Wiggins”), informed the Company that the firm had made a business decision that beginning January 1, 2005, they will no longer perform services as the external independent auditor for publicly traded companies registered with the Securities and Exchange Commission.  As a result, Mitchell Wiggins may not stand for re-appointment as the Company’s independent auditor for the fiscal year ending December 31, 2005.  Mitchell Wiggins also informed the Company that it intends to complete its audit of the Company’s financial statements for the fiscal year ending December 31, 2004.

Mitchell Wiggins’ report on the Company’s financial statements for either of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the two most recent fiscal years and through November 15, 2004, there have been no disagreements with Mitchell Wiggins on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In response to the Company’s request, Mitchell Wiggins has furnished the Company with a letter addressed to the Securities and Exchange Commission stating its agreement with the above statements.  A copy of such letter is attached as Exhibit 16.1 to this Form 10-Q.

The Company’s Audit Committee has commenced a search to select the Company’s new independent auditor for the fiscal year ending December 31, 2005.

ITEM 6

EXHIBITS

Exhibits:

16.1

Concurrence Letter from Mitchell, Wiggins & Company, LLP

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

Date:  November 15, 2004

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  November 15, 2004

/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice President and

Chief Financial Officer (Principal Financial

Officer)

EXHIBIT INDEX

16.1

Concurrence Letter from Mitchell, Wiggins & Company, LLP (filed herewith)

31.1

Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2

Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to

18 U.S.C. Section 1350 (filed herewith)