Form 10-K
period 2004-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2005-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number:  000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Name of registrant in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road, Post Office Box 39, Powhatan, Virginia 23139-0039 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (804) 403-2000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $1.25 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [    ]    No [ X ]

The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq National Market on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $55,780,517.

At March 15, 2005, there were 2,261,926 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

ITEM 2.

PROPERTIES

8

ITEM 3.

LEGAL PROCEEDINGS

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

9

ITEM 6.

SELECTED FINANCIAL DATA

10

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

11

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

28

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

30

ITEM 9A.

CONTROLS AND PROCEDURES

30

ITEM 9B.

OTHER INFORMATION

31

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

31

ITEM 11.

EXECUTIVE COMPENSATION

31

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

31

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

31

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

31

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

32

PART I

ITEM 1.

BUSINESS

General

The Company and the Bank.  Central Virginia Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on March 7, 1986, solely to acquire all of the issued and outstanding shares of Central Virginia Bank’s (the “Bank”).  The Bank was incorporated on June 1, 1972 under the laws of the Commonwealth of Virginia and, since opening for business on September 17, 1973, its main and administrative office has been located on U.S. Route 60 at Flat Rock, in Powhatan County, Virginia.  In May 1996, the administrative offices were relocated to the Corporate Center in the Powhatan Commercial Center on New Dorset Road located off Route 60 less than one mile from the main office.

The Company maintains an internet website at www.centralvabank.com, which contains information relating to it and its business. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Copies of the Company’s Audit Committee Charter, Nominating Committee Charter and Code of Conduct are available upon written request to the Company’s Corporate Secretary.

Principal Market Area.  The Bank’s primary service areas are Powhatan and Cumberland Counties, Goochland County and western Chesterfield and western Henrico Counties. These counties had populations of 22,377; 9,017; 16,863; 259,903 and 262,300 respectively, according to the 2000 census.  The growth rate of these counties was 46.0%, 15.2%, 19.1%, 24.2%, and 20.4%, respectively, from the 1990 census.  Similar growth rates are expected for the foreseeable future. The Bank’s main office is located in the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County.  Flat Rock is the commercial hub of Powhatan County.  Two of the Bank’s branch offices are located in Chesterfield County, one in the Village Marketplace Shopping Center in the Village of Midlothia n and the other in the Market Square Shopping Center in Brandermill, two are in Cumberland County on U.S. Route 60 near the courthouse and in Cartersville, and there is one branch in Wellesley in the Short Pump area of western Henrico County.  The Wellesley location was acquired from another financial institution and opened in July 2001 while the Bellgrade location was acquired from another financial institution in October 2003 and was opened for business in March 2004.  The Bank’s present intention is to continue its activities in its current service area, and expand its franchise in the higher growth areas of the markets it serves. The Bank’s primary markets are considered to be an attractive and desirable area in which to operate.

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

Lending Activities

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties.  Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area, however, there are a number of lending relationships outside of the primary service area.  The principal risks associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers, followed closely by the general local economic environment.  In an effort to manage this risk, the Bank’s policy gives loan approval limits to individual loan officers based on their level of experience.  Loans where the total borrower exposure to the Bank is less than $1,250,000 may be approved by the Bank’s Senior Loan Committee.  The Board of Directors of the Bank must approve loans where the total borrower exposure is in excess of $1,250,000.  The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s primary market areas.  The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction, the mortgage loan interest rate environment and the number of speculative properties under constructions. The Bank manages that risk by focusing on pre-sold or contract homes and limiting the number of “speculative” homes in its portfolio.

Residential Mortgage Loans.  Residential mortgage loans are made in amounts generally up to 80.0% of the appraised value of the property pledged as security for the loan.  Residential mortgage loans are underwritten using specific qualification guidelines that are intended to assure that such loans may be eligible for sale into the secondary mortgage market.  The Bank generally requires an appraisal by a licensed outside appraiser for all loans secured by real estate.  In some isolated instances where the Bank is familiar with the subject property, the current locality’s tax assessed value or an assessment by Bank lenders may be accepted.  The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank.  The Bank originates residential mortga ge loans that are sold in the secondary market, or are carried in the Bank’s loan portfolio.  These loans are generally either one-year, three-year, or five-year adjustable rate mortgages (“ARMs”) or fifteen to thirty year fixed rate mortgages.  Substantially all permanent owner occupied residential mortgages made for the Bank’s own portfolio are made as three-year and five-year ARMs.

The Bank’s ARMs generally are subject to limitations of 2.0% per three-year period on interest rate adjustments over the life of the loan with rate changes not to exceed 6.0%.  All changes in the interest rate are based on the movement of an external index contractually agreed to by the Bank and the borrower at the origination of the loan.

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

Commercial Business Lending.  As a full-service community bank, the Bank makes commercial loans to qualified small businesses in the Bank’s market area.  At December 31, 2004, commercial business loans were $34.1 million or 18.9% of the Bank’s total loan portfolio. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields.  To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable.  In contrast, commercia l business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 2004, the Bank had approximately $19,000 of non-performing commercial loans.

Competition

Based on FDIC deposit statistics as of June 30, 2004, the Bank dominates both Powhatan and Cumberland Counties with greater than 50% of the deposits in each locality. However, in both Chesterfield and Henrico Counties, the Bank encounters stronger competition for its banking services from larger banks and other community banks located in the Richmond metropolitan area.  In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits.  The Bank must also compete for deposits with money market mutual funds that are marketed nationally.  Many of the Bank’s competitors have substantially greater resources than the Bank.  The internet is also providing an increasing amount of price oriented competition which the Bank anticipates to become more intense.  The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 103 full-time and 19 part-time employees at December 31, 2004.  Employee relations have and continue to be good.  The Bank sponsors a qualified discretionary Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan, in addition, the Company subsidizes a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

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

The earnings of the Company’s subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above.  The following description summarizes the significant state and federal laws to which the Company and the Bank are subject.  To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends.  The Company is a legal entity separate and distinct from the Bank.  The majority of the Company’s revenue will result from dividends paid to the Company by the Bank.  The Bank is subject to laws and regulations that limit the amount of dividends that it can pay.  In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.  Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.  During the year ended December 31, 2004, due to the cash on hand and proceeds from the sale of marketable securities held by the Company, it was not necessary for the Bank to declare dividends payable to the Company.

Insurance of Accounts and Regulation by the FDIC.  The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”).

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

Capital.  The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital must be composed of common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles (“Tier 1 capital”).  The remainder may consist of specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance and pre-tax net unrealized holding gain s on certain equity securities (“Tier 2 capital,” which, together with Tier 1 capital, composes “total capital”).

On December 17, 2003, Central Virginia Bankshares, Inc. issued a $5 million debenture to its single purpose capital trust subsidiary, which in turn issued $5 million in trust preferred securities. With the proceeds of this issuance, the Company made a $5 million capital injection to its principal subsidiary, Central Virginia Bank.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law.  As of December 31, 2004, the Company and the Bank were classified as well capitalized.

State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a fi nancial institution.  As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

Interstate Banking and Branching.  Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation.  Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date.  After a bank has acquired a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Gramm-Leach-Bliley Act of 1999.  The Gramm-Leach-Bliley Act of 1999 (the “Act”) was signed into law on November 12, 1999.  The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  The following description summarizes some of its significant provisions.

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

The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates.  The Act repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker”, and a set of activities in which a bank may engage without being deemed a “dealer”.  The Act also make s conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the investment Advisers Act of 1940, as amended.

The Act contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The Act also provides that t he states may adopt customer privacy protections that are more strict than those contained in the Act.  The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

ITEM 2.

PROPERTIES

The main office of the Company and the Bank was built in 1978 and is a two-story building of brick construction, with approximately 8,500 square feet of floor space.  It is located on Route 60 in the Village of Flat Rock in Powhatan County. The Cartersville location, in Cumberland County, which originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. The Midlothian branch is located in Chesterfield County at the Village Marketplace shopping center and was built in 1988 and opened in May of that year. It is a one and one-half story building with approximately 3,000 square feet.  On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0 million in deposit liabilities.  The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value.  The branch facility is located in the Village of Flat Rock across Route 60 from the Bank’s main office.  This facility allows the Bank to service westbound traffic on Route 60 with its drive-in teller facility, and also houses the Bank’s secondary mortgage market loan origination operation.  In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993.  In June 1998 the Bank completed construction of and opened a 4,800 square foot branch located on U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia.  In July 2001, the Bank acquired a one-story, 2,800 square foot, two-year old branch facility from another financial institution located on Lauderdale Drive in Wellesley in Henrico County.  In December 2003, the Bank purchased a 2,800 square foot, seven-year old branch bank building from another financial institution.  This branch is located at 2500 Promenade Parkway in the Bellgrade shopping center located in the Midlothian area of Chesterfield County.

In May 1996 the Company moved its administrative staff to a 15,000 square foot two-story Corporate Center in the Powhatan Commercial Center located off U.S. Route 60 near the main office.  The Corporate Center houses the executive offices, finance and accounting, computer operations, loan administration and bookkeeping departments all of which were formerly located in the main office.

In January 2003 the Company acquired a 6.95 acre tract if land at the intersection of New Dorset Road and Route 60 in Powhatan County. Construction of a 16,000 square foot building to relocate the Main Office as well as house all lending operations began in August 2004. It is anticipated that the building will be completed and occupied in June 2005.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

Central Virginia Bankshares, Inc common stock trades on The Nasdaq National Market (“Nasdaq”) under the symbol “CVBK”.

The following table sets forth the high and low trade prices of the Company’s Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated.

	2004			2003
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid

First Quarter	$30.50	$26.00	$.145	$16.61	$14.70	$.12
Second Quarter	30.00	26.54	.145	19.80	15.70	.13
Third Quarter	28.30	23.95	.145	24.99	17.76	.13
Fourth Quarter	30.18	25.30	.145	26.75	24.99	.13

The Company’s future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by the board of directors.

The Company’s ability to distribute cash dividends will depend primarily on the abilities of its subsidiary bank to pay dividends to the Company. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Regulation and Supervision - Payment of Dividends” in Item 1 above.

ITEM 6.

SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
Balance Sheet Data
Total Assets	$379,276	$365,835	$285,086	$246,423	$200,933
Total Deposits	309,947	300,720	237,988	208,027	165,811
Loans Receivable, net	177,234	156,050	139,392	139,411	132,383
Stockholders' Equity	31,381	28,343	24,499	20,828	19,177

Income Statement Data
Net Interest Income	$12,972	$11,891	$9,861	$7,876	$7,917
Provision for Loan Losses	415	410	440	288	402
Net Interest Income After
Provision for Loan Losses	12,557	11,481	9,421	7,588	7,516
Non-interest Income	2,838	3,004	2,547	1,849	1,584
Non-interest Expense	9,975	9,134	7,832	6,670	6,307
Income Before Income Taxes	5,421	5,351	4,136	2,767	2,793
Income Taxes	1,056	1,437	1,131	747	733
Net Income	4,364	3,914	3,005	2,019	2,060

Per Share Data (1)
Net Income - Basic	$1.95	$1.79	$1.39	$0.94	$0.97
- Diluted	1.91	1.72	1.33	0.94	0.97
Cash Dividends	0.58	0.51	0.47	0.44	0.41
Book Value	13.87	12.77	11.33	9.69	8.99

Ratios
Return on Average Assets	1.18%	1.22%	1.12%	0.93%	1.06%
Return on Average Equity	14.80%	14.66%	13.50%	10.00%	11.52%
Average Equity to Assets	7.98%	8.32%	8.33%	9.34%	9.24%
Dividend Payout	29.48%	27.13%	30.95%	42.29%	38.38%

(1) Adjusted for 5% stock dividends paid in June 2004 and December 2002

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Net income for the year ended December 31, 2004 increased $450,559, or 11.5%, to $4,364,324. This increase was primarily due to an increase in net interest income, which increased 9.1% to $13.0 million as interest rates began to rise during the last half of the year.  Total interest income increased $1.8 million, or 9.6%, as the Company’s average interest-earning assets, primarily loans and investment securities, increased by 45.5 million or 15.4% from December 31, 2003.  Interest expense increased 10.4% to $7.3 million from $6.7 million in 2003.  This increase is reflective of a 10.4% increase in average interest-bearing deposits as well as a full year of expense related to the $5 million trust preferred securities issued in December 2003.  Other income decreased 5.5% in 2004 as mortgage loan refinancing slowed resulting in a 32.6%, or $115,118 decrease in secondary mortgage market loan income. Also decreasing in 2004 compared to 2003 were deposit fees and charges, income from the investment in bank-owned life insurance, and commissions from the sale of non-deposit investment products.  Non-interest expenses increased 9.2% primarily due to increases in salaries and benefits, in addition, other areas contributing to the increase were occupancy expense, advertising, and office supplies principally due to the opening of the Bellgrade branch in March 2004.

For the year ended December 31, 2003, net income increased $908,601, or 30.2%, to $3,913,765. The major source of this increase was net interest income, which increased 20.6% to $11.9 million due to the steady, but lower, interest rate environment throughout the year.  Total interest income increased $1.1 million, or 6.5%, as the Company’s interest-earning assets, most notably loans and investment securities, rose 30.0% from December 31, 2002.  Funding for this asset growth was provided by a $62.7 million, or 26.4%, increase in deposits, as well as a $5 million increase in Federal Home Loan Bank advances and $5 million in proceeds from the issuance of trust preferred securities.  Also showing an increase for the year was other income, which rose 17.9% reflecting increased activity in the secondary mortgage market loan area as well as in co mmissions from the sales of non-deposit investment products.  Non-interest expenses increased 16.6% primarily due to increases in salaries and benefits as the Company added personnel to support the growth.

Basic earnings per share in 2004 were $1.95 compared to $1.79 in 2003 and $1.39 in 2002.  Diluted earnings per share were $1.91, $1.72, and $1.33, respectively, for the same periods.  All per share amounts presented reflect the 5% stock dividend paid June 15, 2004.

The Company’s return on average equity was 14.8% in 2004, compared to 14.7% and 13.5% in 2003 and 2002, respectively.  Return on average assets amounted to 1.18%, 1.22%, and 1.12% for these same periods.

Net Interest Income. The Company’s net interest income was $12,971,996 in 2004, compared to $11,891,356 and $9,860,808 for 2003 and 2002, respectively.  The 9.1% increase in 2004 reflects an increase in the average balance of interest-earning assets, while the 20.6% increase in 2003 reflects the effects of declining interest rates over the previous two years.   Total interest income increased 9.6% to $20.3 million in 2004 as the average balance of interest-earning assets increased 15.4% to $341.8 million while the taxable equivalent yield dropped to 6.20% from 6.46% in 2003.  Total interest expense increased 10.4% to $7.3 million in 2004 as a full year of interest expense was recognized related to the capital trust preferred securities issued in December 2003.  In addition, the Company increased its borrowings from the Federal Home Loan Bank to $30.5 million from $26.0 million in 2003.  In 2003, net interest income increased 6.5% as interest rates declined throughout the year.

The following table sets forth the Company’s average interest earning assets (on a tax-equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest earning assets:
Federal funds sold	$2,767	$38	1.37%	$2,981	$31	1.04%	$5,551	$85	1.53%
Securities: (5)
U. S. Treasury and other U. S. government
agency and corporations	$77,533	$3,956	5.10%	$69,204	$3,571	5.16%	$44,443	$3,017	6.79%
States and political subdivisions (3)	31,169	2,069	6.64%	26,868	1,789	6.66%	23,705	1,671	7.05%
Other securities (3)	58,569	3,999	6.83%	46,568	3,373	7.24%	28,543	2,010	7.04%
Total securities (3)	167,271	10,024	5.99%	142,640	8,733	6.12%	96,691	6,698	6.93%

Loans (1)(2)(3)(4)(6)	171,801	11,123	6.47%	150,583	10,361	6.88%	144,137	10,884	7.55%
Total interest-earning assets (3)	$341,839	$21,185	6.20%	$296,204	$19,125	6.46%	$246,379	$17,667	7.17%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$51,821	$409	0.79%	$47,309	$429	0.91%	$40,968	$631	1.54%
Savings	51,328	641	1.25%	51,199	785	1.53%	33,543	869	2.59%
Other time	159,057	4,932	3.10%	138,923	4,715	3.39%	120,377	5,325	4.42%
Total deposits	262,206	5,982	2.28%	237,431	5,929	2.50%	194,888	6,825	3.50%
Federal funds purchased and securities
sold under repurchase agreements	2,895	42	1.45%	1,297	15	1.16%	1,335	26	1.95%
FHLB advances
Overnight	5,252	81	1.54%	5,000	67	1.34%	5,597	106	1.89%

Term	24,940	915	3.67%	16,658	627	3.76%	15,058	590	3.92%

Trust preferred obligation	5,000	325	6.50%	205	13	6.34%	-	-	0.00%

Total interest-bearing liabilities	$300,293	$7,345	2.45%	$260,591	$6,651	2.55%	$216,878	$7,547	3.48%
Net interest spread		$13,840	3.75%		$12,474	3.91%		$10,120	3.69%
Net interest margin			4.05%			4.21%			4.11%

____________________

(1)  Installment loans are stated net of unearned income.

(2)  Average loan balances include nonaccrual loans.

(3)  Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

(4)  Interest income on loans includes loan fees of $418,884 in 2004, $543,756 in 2003 and $565,453 in 2002.

(5)  Includes securities available for sale and securities held to maturity.

(6)  Includes mortgage loans held for sale.

The tax-equivalent net interest margin is a measure of net interest income performance. It represents the difference between interest income with any non-taxable interest adjusted to a fully tax-equivalent basis, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s tax-equivalent net interest margin was 4.05% in 2004, compared to 4.21% in 2003 and 4.11% in 2002. The net interest margin decreased in 2004 as the tax-equivalent yield on interest-earning assets fell from 6.46% in 2003 to 6.20% in 2004, while the yield on interest-bearing liabilities only decreased 10 basis points from 2.55% in 2003 to 2.45% in 2004.  The tax-equivalent yield on securities dropped from 6.12% in 2003 to 5.99% in 2004 as higher-yielding securities were called and were replaced with securities bearing the lower current market interest rates. In 2003, interest rates were relatively stable compared to the continual reduction of rates during 2002.  The tax-equivalent yield on average interest-earning assets was 6.46% in 2003 compared to 7.17% in 2002 while the average balance of interest-earning assets increased 20.2% to $296.2 million.

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

	2004 Compared to 2003			2003 Compared to 2002
	Volume	Rate	Net	Volume	Rate	Net

Interest income
Federal funds sold	$(2)	$9	$7	$(32)	$(22)	$(54)
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	424	(39)	385	973	(419)	554
States and political subdivisions (2)	286	(6)	280	202	(84)	118
Other securities	805	(179)	626	1,304	59	1,363
Total securities	1,515	(224)	1,291	2,479	(444)	2,035

Loans (2)	1,312	(550)	762	588	(1,111)	(523)
Total interest income	$2,825	$(765)	$2,060	$3,035	$(1,577)	$1,458

Interest expense:
Deposits:
Interest bearing demand	$55	$(75)	$(20)	$122	$(324)	$(202)
Savings	1	(146)	(144)	(376)	292	(84)
Other time	537	(320)	217	1,194	(1,804)	(610)
Total deposits	594	(541)	53	940	(1,836)	(896)
Federal funds purchased and securities
sold under repurchase agreements	22	5	27	(1)	(10)	(11)
FHLB advances
Overnight	3	11	14	(10)	(29)	(39)
Term	304	(16)	288	58	(21)	37
Trust preferred obligation	312	-	312	13	-	13
Total interest expense	$1,235	$(541)	$694	$1,000	$(1,896)	$(896)
Increase (decrease) in net
interest income	$1,590	$(224)	$1,366	$2,035	$319	$2,354

____________________

(1)  Includes securities available for sale and securities held to maturity.

(2)  Fully taxable equivalent basis.

Non-Interest Income.  Non-interest income decreased $165,407, or 5.5%, in 2004 from 2003 for various reasons.  Deposit fees and charges were down 7.1% as fees charged on overdrawn checking accounts declined.  The increase in cash surrender value of bank-owned life insurance declined 3.9%, reflecting decreases in interest rates.  A downturn in mortgage loan refinancing activity resulted in a decline of 32.6% in income and fees from the sale of mortgage loans in the secondary market.  Commissions earned from the sales of non-deposit investment products decreased 10.6% in spite of an increase in overall activity as the 2003 results included one large non-recurring commission.  These decreases were partially offset by a 16.9% increase in bank card fees, a 7.9% increase in gains realized on the sale of securities and a 12.6% increase in other income.

During 2003, increased mortgage loan refinancing activity resulted in a 26.4% increase in secondary mortgage market fees for the year compared to 2002.  In addition, the efforts of the Company’s investment personnel resulted in an increase in investment and insurance commissions of $284,137, or 162.8% over 2002.  These increases along with an increase in gains on sales of securities helped offset a small 9.7% decrease in deposit fees and charges as total non-interest income increased $456,311 or 17.9% for the year.

Non-Interest Expenses.  Total non-interest expenses increased $840,746 or 9.2% for the year ended December 31, 2004.  Increases in salaries, employee benefits, occupancy expense, equipment depreciation, advertising, and office supplies were all impacted by the addition of the Bellgrade branch in March 2004.  Employee benefit expense, up 11.3%, also reflected a general increase in the cost of group insurance coverage.  The 25.7% increase in occupancy expense also reflected the costs of building repairs necessitated by weather-related damage as well as routine maintenance such as painting.  Taxes and license expense, which increased 39.7%, reflects the additional state taxes paid on the capital of the Bank after the addition of the $5 million capital contribution from the Company in December 2003.

 For the year ended December 31, 2003, a modest decrease of $13,875, or 8.6%, in legal and professional fees was the only category of non-interest expenses not to show an increase.  However, the overall increase in non-interest expenses for the year of $1,302,648, or 16.6%, was not unexpected given the growth of the Company.  The largest dollar and percentage increases occurred in the salary and benefits categories as the Company added lending staff in the middle of 2002 as well as other staff necessary to support the growth of the Company.  Also, benefit costs, such as health care, continued to rise.  Salaries and benefits combined rose $1,001,993 or 23.1%.  This also represented 76.9% of the total increase in non-interest expenses for the year.

Income Taxes.  The Company reported income taxes of $1,056,351 in 2004, compared to $1,436,923 in 2003 and $1,131,313 in 2002. These amounts yielded effective tax rates of 19.5%, 26.9%, and 27.4%, respectively.  The 2004 effective tax rate was positively impacted by increased investments in various securities where a significant amount of the dividends received were not subject to income taxes and the recognition of certain annual tax credits resulting from the Company’s investment in a Community Reinvestment Act eligible housing project in December 2003.

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

Net loans outstanding increased $21.2 million from year-end 2003 to year-end 2004 compared to an increase of $16.7 million from year-end 2002 to year-end 2003.  The loan to deposit ratio was 58.1% at December 31, 2004, compared to 52.7% at December 31, 2003 and 59.5% at December 31, 2002.

The following table summarizes the Company’s loan portfolio, net of unearned income:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Commercial	$33,251	$29,808	$26,728	$30,879	$22,290
Real Estate:
Mortgage	77,153	67,216	66,746	60,851	60,188
Home equity	7,952	5,227	5,640	5,082	4,334
Construction	49,788	45,097	30,006	24,288	20,022
Total real estate	134,893	117,540	102,392	90,221	84,544
Bank cards	881	891	837	845	840
Installment	11,007	10,292	11,625	19,505	26,732
	$180,032	$158,531	$141,582	$141,450	$134,406
Less unearned income	(100)	(27)	(88)	(200)	(364)
	179,932	158,504	141,494	141,250	134,042
Allowance for loan losses	(2,698)	(2,454)	(2,102)	(1,839)	(1,658)
Loans, net	$177,234	$156,050	$139,392	$139,411	$132,384

As shown in the above table, the total amount of real estate loans outstanding increased by $17.4 million in 2004 and by $15.1 million in 2003. During 2004, the amount of installment loans increased by $715 thousand from 2003, compared to a decrease of $1.3 million in 2003 from 2002. Commercial, financial and agricultural production loans increased by $3.4 million in 2004 compared to an increase of $3.1 million in 2003.

At December 31, 2004, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2004. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(Dollars in Thousands)

Commercial	$7,229	$19,110	$6,912	$33,251
Real Estate:
Mortgage	376	5,260	71,517	77,153
Home equity	107	524	7,321	7,952
Construction	33,275	14,768	1,745	49,788
Total real estate	33,758	20,552	80,583	135,893
Bank cards	-	-	881	881
Installment	3,243	6,632	1,032	10,907
	$44,230	$46,294	$89,408	$179,932

	Maturing
	Within	After
	One Year	One Year	Total
Loans maturing with:
Fixed interest rates	$1,410	$29,580	$30,990
Variable interest rates	42,820	106,122	148,942
	$44,230	$135,702	$179,932

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

Non-performing loans totaled $875,329 at December 31, 2004, compared to $1,723,421 at December 31, 2003 and $1,229,609 at December 31, 2002.  Non-performing loans decreased in 2004 primarily due to a decline in loans past due 90 days or more from $1.7 million in 2003 to $604,783 in 2004.  The higher level of non-performing loans in both 2003 and 2002 is reflective of an increase in loans 90 days past due and still accruing interest.  There were $270,546 in loans classified as non-accrual at December 31, 2004 compared to none at December 31, 2003 and $258,281 at December 31, 2002.  The majority of these loans are well secured by real estate and no significant losses are anticipated regardless of the resolution.

Other non-performing assets consist of a Virginia Small Business Financing Authority Industrial Development Revenue bond where the underlying business, in 2001, defaulted on its interest payments.  The trustee, in accordance with the terms of the indenture, subsequently foreclosed on the underlying real estate collateral securing the bond and the property was listed for sale.  The security was initially placed in non-accrual status, but is currently classified as a component of other assets at a value approximating its anticipated liquidation value.  The property is presently leased to a tenant who has a multi-year lease-purchase option on the property.  The original principal investment was $190,000 and has been written down to a value of $140,000.  Rental payments from the lessee were received in 2004 totaling $15,480 that was applied to reduce the carrying value to its present balance of $124,520.  Management anticipates future lease payments will be received and applied t o further reduce the principal carrying value, accordingly, there are no additional write-downs contemplated.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was no real estate acquired through foreclosure (OREO) at December 31, 2004 compared to $97,000 at both December 31, 2003 and 2002.  Sales of the properties held at December 31, 2003 resulted in net losses of approximately $1,380.  The Bank has incurred current period expenses related to carrying OREO on its books of $780 in 2004, $1,200 in 2003, and $2,400 in 2002. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management does not believe that the level of non-performing loans in 2004 reflects any systemic problem in the Company’s loan portfolio.  At December 31, 2004, there were $270,546 in non-accrual loans compared to none at December 31, 2003 and $258,281 at December 31, 2002. Based on our present knowledge of the status of individual and corporate creditors and the overall economy, management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans are placed on a non-accrual status.

The following table summarizes non-performing assets:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousand)
Loans accounted for on a non-accrual basis	$270	$ -	$258	$484	$950
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	605	1,723	971	382	383
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$875	$1,723	$1,229	$866	$1,333
Other real estate owned	-	97	97	97	247
Other non-performing assets	125	140	150	150	-
Total non-performing assets	$1,000	$1,960	$1,476	$1,113	$1,580

Loans 90 days or more past due are placed on non-accrual status unless well secured and in the process of collection.

In 2004, $8,165 of interest income was reversed when loans were placed on non-accrual status. In 2003 and 2002, $0 and $5,952 of interest income was reversed under the same circumstances, respectively. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Additionally, because the Company generally requires collateral for loans, the Company has been able to recover a sufficient amount of loans previously charged off so that the provision for loan losses each year usually exceeds net charge-offs.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$12	-	$22
Interest income included in income on the loans	-	-	-

Management is not aware of any other loans at December 31, 2004, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management has analyzed the potential risk of loss within the Company’s loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Loans, including non-performing loans are monitored on an ongoing basis as part of the Company’s periodic loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.  Furthermore, past experiences had led management to conclude that as a general matter it is prudent to operate with a high level of reserves. The ratio of the allowance for loan losses to total loans was 1.50% at December 31, 2004, compared to 1.55% at December 31, 2003 and 1.49% at December 31, 2002.  Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. At December 31, 2004, the ratio of the allowance for loan losses to non-performing loans was 308.3%, compared to 142.4% and 171.0% at December 31, 2003 and 2002, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The following table summarizes changes in the allowance for loan losses:

	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$2,454	$2,102	$1,839	$1,658	$1,487

Charge-offs:
Commercial	69	2	131	-	74
Real estate
Mortgage	8	-	-	28	54
Home equity	-	19	3	18	-
Construction	-	-	-	-	-
Bank cards	17	51	24	27	22
Installment	120	40	51	157	143
Total	214	112	209	230	293
Recoveries on previous loan losses:
Commercial	-	3	-	48	6
Real estate
Mortgage	-	-	-	24	-
Home equity	-	5	-	-	-
Construction	-	-	-	-	-
Bank cards	6	5	6	7	4
Installment	37	41	26	44	52
Total	43	54	32	123	62
Net charge-offs	(171)	(58)	(177)	(107)	(231)
Provision charged to operations	415	410	440	288	402
Balance at end of period	$2,698	$2,454	$2,102	$1,839	$1,658
Ratio of net loan losses to average net loans outstanding:
Net charge-offs	$171	$58	$177	$107	$231
Average net loans	168,660	147,352	141,576	132,934	131,587
	0.10%	0.04%	0.13%	0.08%	0.18%
Ratio of allowance for loan losses to total loans, net of
unearned income:
Allowance for loan losses	$2,698	$2,454	$2,102	$1,839	$1,658
Total loans at period end	179,932	158,504	141,494	141,250	134,042
	1.50%	1.55%	1.49%	1.30%	1.24%
Ratio of allowance for loan losses to non-performing loans:
Allowance for loan losses	$2,698	$2,454	$2,102	$1,839	$1,658
Non-performing loans	875	1,732	1,229	866	1,333
	308.34%	142.43%	171.03%	212.36%	124.38%

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management evaluates the loan portfolio in light of local business and economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.

Assumptions and factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.  Despite management’s best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized.  Any such adjustments are made in the reporting period when the relevant factor(s) become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

The provision for loan losses totaled $414,500 for the year ended December 31, 2004, $410,000 and $440,000 for the years ended December 31, 2003 and 2002, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each category of loans:

	At December 31,
	2004			2003			2002
			Percentage			Percentage			Percentage
		Percentage	of Loans		Percentage	of Loans		Percentage	of Loans
	Reserve	of Reserve	Category	Reserve	of Reserve	Category	Reserve	of Reserve	Category
	for Loan	for Loan	to Total	for Loan	for Loan	of Total	for Loan	for Loan	of Total
	Losses	Losses	Loans	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Commercial	$921	34%	18%	$581	24%	19%	$451	21%	19%
Real estate-construction	608	23%	28%	761	31%	21%	691	33%	21%
Real estate-mortgage (1)	1,028	38%	47%	946	38%	51%	792	38%	51%
Installment (2)	141	5%	7%	166	7%	9%	169	8%	9%
	$2,698	100%	100%	$2,454	100%	100%	$2,103	100%	100%

	At December 31,
	2001			2000
			Percentage			Percentage
		Percentage	of Loans		Percentage	of Loans
	Reserve	of Reserve	Category	Reserve	of Reserve	Category
	for Loan	for Loan	to Total	for Loan	for Loan	of Total
	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Commercial	$531	29%	22%	$295	18%	17%
Real estate-construction	242	13%	17%	212	13%	15%
Real estate-mortgage (1)	830	45%	47%	831	50%	48%
Installment (2)	236	13%	14%	320	19%	20%
	$1,839	100%	100%	$1,658	100%	100%

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

Securities

The Company’s investment securities portfolio serves several purposes, primarily, liquidity, safety and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed and for general asset liability management purposes. During 2004, total securities decreased $7.9 million, or 4.5%, to $169.0 million, or 44.6% of total assets, principally due to the $21.5 million, or 13.5%, increase in loans. In prior years, the Company had consciously increased its marketable securities holdings supported by deposit growth and borrowings, in light of weak loan demand and growth, and the historically low interest rate environment, to increase net interest income. During the prior year 2003, total securities increased by 56.9% to $177.0 million, or 48.4% of total assets.

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

The following table summarizes the book value of the Company’s securities held to maturity at the date indicated:

	Book Value at December 31,
	2004	2003	2002
	(Dollars in Thousands)

States and political subdivisions	$8,820	$11,152	$12,999

The following table summarizes the book value of the Company’s securities available for sale at the dates indicated.

	Book Value at December 31,
	2004	2003	2002
	(Dollars in Thousands)
U. S. Treasuries	$ -	$ 8,006	$ -
U. S. government agencies and corporations	74,479	70,732	41,724
Bank eligible preferred and equities	20,546	21,466	5,680
Mortgage-backed securities	8,335	8,287	8,771
Corporate and other debt	34,658	34,723	29,867
States and political subdivisions	21,354	20,453	11,773
	$159,372	$163,667	$97,815

The book value and average yield of the Company’s securities, including securities available for sale, at December 31, 2004 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cashflows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date.  Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages.

	States and Political Subdivisions(1)		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$200	5.50%	$88	6.26%	$ -	0.00%
Due after one year through five years	4,299	4.96%	11	8.08%	2,969	4.02%
Due after five years through ten years	8,350	5.28%	46	8.27%	34,471	4.48%
Due after ten years	17,325	4.83%	8,190	4.31%	37,039	5.82%
Total	$30,174	4.98%	$8,335	4.36%	$74,479	5.14%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$100	7.40%	$388	6.16%
Due after one year through five years	10,754	7.22%	18,033	6.15%
Due after five years through ten years	7,180	7.44%	50,047	5.04%
Due after ten years	16,624	6.52%	79,178	5.59%
Total	$34,658	6.94%	$147,646	5.49%

____________________

(1)  Yield on tax-exempt obligations have not been computed on a tax-equivalent basis.

As shown in the table above, approximately $388 thousand, or 0.3%, of the total portfolio will mature in one year or less while $18 million, or 12.2%, will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 5.99% for 2004, compared to 6.12% for 2003 and 6.93% for 2002. The market value of the entire portfolio exceeded the book value by approximately $1.2 million at December 31, 2004 compared to approximately $2.6 million and $2.5 million at December 31, 2003 and December 31, 2002, respectively.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is deposit accounts. The Company’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company’s deposits are provided by individuals and businesses generally located within the principal markets served.

As shown in the following table, average total deposits grew by 11.2% in 2004 and 21.74% in 2003. The average aggregate interest rate paid on deposits was 1.99% in 2004, compared to 2.19% in 2003 and 3.07% in 2002. The majority (52%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	For the Year Ended December 31,
	2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Non-interest bearing
demand deposits	$38,567	$ -	- %	$33,100	$ -	- %	$27,345	$ -	- %
Interest bearing demand
deposits	51,821	409	0.79%	47,309	429	0.91%	40,968	631	1.54%
Savings deposits	51,328	641	1.25%	51,199	785	1.53%	33,543	869	2.59%
Time deposits	159,057	4,932	3.10%	138,923	4,715	3.39%	120,377	5,325	4.42%
Total	$300,773	$5,982	1.99%	$270,531	$5,929	2.19%	$222,233	$6,825	3.07%

The company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2004:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$4,627
Three to six months	7,116
Six to twelve months	10,312
Over twelve months	17,149
$39,204

The Company had no short-term borrowings with an average balance outstanding of more than 30% of stockholders’ equity for the years ended December 31, 2004, 2003 and 2002.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in common equity accounts of consolidated subsidiaries, less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses and pre-tax net unrealized holding gains on certain equity securities. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank’s Tier 1 Capital ratio was 12.5% at December 31, 2004, compared to 12.8% at December 31, 2003 and 10.6% at December 31, 2002. The Total Capital ratio was 13.6% at December 31, 2004, compared to 13.9% and 11.6% at December 31, 2003 and 2002, respectively. These ratios are in excess of the mandated minimum requirements of 4% and 8%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2004, the Bank’s Leverage ratio was 8.7% compared to 8.3% at December 31, 2003 and 7.6% at December 31, 2002. Each of these exceeds the required minimum leverage ratio of 3%.  The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, recognized the eventual need for additional capital to support further expansion or acquisitions and used the proceeds from the issuance of the $5 million capital trust preferred securities in December 2003 to increase the capital position of the Bank.

The following tables show risk based capital ratios and stockholders equity to total assets for the Company and the Bank:

	December 31,
	Regulatory Minimum	2004	2003	2002

Consolidated
Tier 1 risk-based capital	4.0%	13.0%	11.6%	11.3%
Total risk-based capital	8.0%	14.1%	14.9%	12.4%
Leverage ratio	3.0%	9.0%	7.5%	8.2%
Stockholders’ equity to total assets	N/A	8.3%	7.7%	8.6%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	12.5%	12.8%	10.6%
Total risk-based capital	8.0%	13.6%	13.9%	11.6%
Leverage ratio	3.0%	8.7%	8.3%	7.6%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. Total stockholders’ equity increased by $3.0 million in 2004 primarily due to earnings retention, and by $3.8 million during 2003 primarily as the result of earnings retention and improvement in accumulated other comprehensive income.  The return on average equity was 14.8% in 2004, compared to 14.7% in 2003 and 13.5% in 2002. Total cash dividends were paid representing 29% of net income for 2004, while dividends represented 27% of net income for 2003 and 31% for 2002. Book value per share was $13.87 at December 31, 2004, compared to $12.77 at December 31, 2003 and $11.33 at December 31, 2002.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2004, the Bank had $9.6 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. The Bank, over the past three years, has experienced 63% growth in deposits.  During the same period, notwithstanding the $5 million long-term Capital Trust Preferred issue in December 2003, the Bank has increased its borrowings from $19.8 million at the beginning of 2002 to $31.4 million at the end of 2004.  In view of the historically low interest rate environment, coupled with the opportunity to lengthen maturities, the Bank has been able to lock-in low rate cost of funds for up to five years.  These funds have been deployed at favorable yields in the investment portfolio, and more recently as funding for loan growth.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2004, the Company had a negative 12-month gap position. Since the largest amount of interest sensitive assets and liabilities reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes the Company’s interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2004:

				Over
	Within	4-12	1-5	5 Years or
	3 Months	Months	Years	Nonsensitive	Total
	(Dollars in thousands)
EARNING ASSETS:
Securities available for sale	$38,445	$15,234	$57,494	$49,046	$160,219
Securities held to maturity	630	204	5,958	2,018	8,820
Loans(1)	85,413	6,801	56,831	30,887	179,932
Total interest-earning assets	$124,488	$22,239	$120,293	$81,951	$348,971

FUNDING SOURCES
Deposits:
Interest bearing demand	$ -	$5,464	$5,464	$43,707	$54,635
Savings	-	42,553	5,319	5,319	53,191
Time deposits, $100,000 and over	4,627	17,428	17,149	-	39,204
Other time deposits	16,665	54,993	50,213	-	121,871
Federal funds purchased and securities
sold under repurchase agreements	997	-	-	-	997
FHLB advances
Term	15,000	1,000	10,000	-	26,000
Overnight	4,500	-	-	-	4,500
Trust preferred securities	-	-	5,000	-	5,000
Total interest-bearing
liabilities	$41,789	$121,438	$93,145	$49,026	$305,398

Period gap	$82,699	$(99,199)	$27,148	$32,925	$43,573
Cumulative gap	$82,699	$(16,500)	$10,648	$43,573
Ratio of cumulative gap to total
earning assets	23.70%	-4.73%	3.05%	12.49%

_____________

(1) Of the amount of loans due after 12 months, $60.0 million had floating or adjustable rates of interest and $27.7 million had fixed rates of interest.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers.  These off-balance sheet arrangements include commitments to extend credit and standby letters of credit which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  See Note 13 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements.  In addition to these off-balance sheet arrangements, the Company has entered into an interest rate swap contract in connection with its capital trust preferred securities.  The Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.  For further information see Notes 8, 9 and 13 to the Consolidated Financial Statements.

`

Contractual Obligations

The following table presents the Company’s contractual obligations at December 31, 2004 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Thousands)
Long-term debt obligations	$5,000	$ -	$ -	$ -	$5,000
Other obligations	1,813	1,813	-	-	-
Total	$6,813	$1,813	$ -	$ -	$5,000

 Forward-Looking Statements

Certain information contained in this discussion and elsewhere in this filing may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in custom er profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.  A summary of the significant accounting policies of the Company is set forth in Note 1 to the Company’s consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or repricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. The asset and liability management committee at the Bank is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our board of directors reviews the guidelines established by the committee.  Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on us. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis.

Earnings Simulation Analysis

We use simulation analysis to measure the sensitivity of net income to changes in interest rates. The model utilized calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management’s outlook, as are the assumptions used to project the yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The following table represents the interest rate sensitivity of our net income on a 12-month horizon using different rate scenarios as of December 31, 2004. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2004 data.

Change in Yield Curve	% Change in Net Income	$ Change in Net Income
	(Dollars in Thousands)
+200 basis points	9.2%	$430
+100 basis points	5.1%	$239
Base	0.0%	$ -
-100 basis points	-6.9%	-$324
-200 basis points	-17.9%	-$840

Economic Value Simulation

We use economic value simulation to calculate the estimated fair value of assets and liabilities under different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

The following chart reflects the change in net market value of equity by using December 31, 2004 data, over different rate environments with a one-year horizon.

Change in Yield Curve	Change in Economic Value of Equity	$ Change in Economic Value of Equity
	(Dollars in Thousands)
+200 basis points	-22.5%	-$8,873
+100 basis points	-9.5%	-$3,729
Base	0.0%	$ -
-100 basis points	5.2%	$2,042
-200 basis points	9.4%	$3,701

Management of the Interest Sensitivity Gap

The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management’s outlook regarding future interest rate movements, the state of the regional and nat ional economy, and other financial and business risk factors.

Our asset and liability committee reviews deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of the committee are reported to the board of directors regularly. The periodic monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the chief executive officer of the Bank with input from other committee members.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and independent auditors’ report thereon are filed as a part of this report following Item 15:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures that are designed to insure that the  Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission.  In designing and evaluating the disclosure controls and procedures, management recognizes any controls and procedures, no matter how well designed and operated, can provide on reasonable assurance of achieving the desired control objectives, and management believes it has applied prudent judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information set forth under the heading “ELECTION OF DIRECTORS”; “Committees”; “Code of Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive 2005 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on April 26, 2005  (the “2005 Proxy Statement”) is hereby incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

Information set forth under the heading “REMUNERATION” (except for the information set forth under the heading “Compensation Committee Report on Executive Compensation”) of the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “Equity Compensation Plan Information” of the 2005 Proxy Statement are hereby incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth under the heading “Certain Transactions” of the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the heading “Fees of Independent Public Accountants” and “Pre-Approval Services” of the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The response to this portion of Item 15 is included in Item 8 above.

(a)(2)

The response to this portion of Item 15 is included in Item 8 above.

(a)(3)

Exhibits

The following documents are filed herewith or incorporated herein by reference as Exhibits:

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

Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1

Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)

See Item 15(a)(3) above.

(c)

See Item 15(a)(2) above.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mitchell, Wiggins & Company LLP

Richmond, Virginia

February 2, 2005

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

ASSETS	2004	2003
Cash and due from banks	$9,663,181	$8,029,151

Federal funds sold	-	5,000,000

Total cash and cash equivalents	9,663,181	13,029,151

Securities available for sale (Note 2)	160,219,203	165,832,951

Securities held to maturity (approximate market value
2004 $9,134,149; 2003 $11,635,661) (Note 2)	8,820,035	11,152,337
Total securities	169,039,238	176,985,288

Mortgage loans held for sale	1,264,175	762,400

Loans (Notes 3, 13, and 14)
Commercial	33,250,643	29,807,926
Real estate:
Mortgage	77,152,832	67,216,322
Home equity	7,952,365	5,227,258
Construction	49,787,759	45,096,386
Bank cards	880,815	891,207
Installment	11,007,904	10,292,040
Less unearned discount	(100,141)	(26,773)
Loans, net of unearned discount	179,932,177	158,504,366
Allowance for loan losses	(2,698,622)	(2,454,443)
Loans, net	177,233,555	156,049,923

Bank premises and equipment, net (Note 4)	8,134,145	5,050,090
Accrued interest receivable	2,297,411	2,443,082
Other assets	11,644,488	11,514,768
	$379,276,193	$365,834,702

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003
Liabilities
Deposits:
Demand deposits	$41,046,290	$36,150,140
Interest bearing demand deposits, MMDA
and NOW accounts	54,634,469	49,930,596
Savings deposits	53,190,797	57,593,668
Time deposits: (Note 6)
$100,000 and over	39,204,176	39,102,855
Other	121,871,237	117,943,255

	309,946,969	300,720,514

Federal funds purchased and securities
sold under repurchase agreements	997,000	4,214,000
FHLB borrowings (Note 7)	30,500,000	26,000,000
Long-term debt, capital trust preferred securities (Note 8)	5,000,000	5,000,000
Accrued interest payable	416,469	404,909
Other liabilities	1,034,809	1,152,541
	347,895,247	337,491,964

Commitments and Contingencies (Note 13)

Stockholders' Equity
Common stock, $1.25 par value;
6,000,000 shares authorized; 2,261,716
and 2,113,274 shares issued and out-
standing in 2004 and 2003, respectively	2,827,145	2,641,593
Surplus	10,417,162	6,886,930
Retained earnings	17,558,418	17,393,695
Accumulated other comprehensive
income	578,221	1,420,520
	31,380,946	28,342,738

	$379,276,193	$365,834,702

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$11,122,815	$10,360,271	$10,875,799

Interest on securities and federal funds sold:
U. S. government agencies and corporations	3,918,091	3,440,100	3,010,418
U. S. Treasury securities	37,286	130,798	6,163
States and political subdivisions	1,576,759	1,430,454	1,420,429
Corporate and other	3,624,233	3,150,632	2,010,031
Federal funds sold	38,260	30,802	85,469
	9,194,629	8,182,786	6,532,510
	20,317,444	18,543,057	17,408,309

Interest expense:
Interest on deposits	5,982,163	5,928,852	6,824,791

Interest on borrowings:
Federal funds purchased and securities
sold under repurchase agreements	42,313	15,272	26,248
FHLB borrowings	996,369	694,233	696,282
Capital trust preferred securities	324,603	13,344	-
Note payable	-	-	180
	1,363,285	722,849	722,710
	7,345,448	6,651,701	7,547,501
Net interest income	12,971,996	11,891,356	9,860,808

Provision for loan losses (Note 3)	414,500	410,000	440,000
Net interest income after
provision for loan losses	12,557,496	11,481,356	9,420,808

Noninterest income:
Deposit fees and charges	1,083,151	1,166,198	1,291,770
Bank card fees	302,519	258,754	241,015
Increase in cash surrender value of life insurance	264,454	275,297	288,125
Secondary mortgage market loan fees	238,199	353,317	279,498
Investment and insurance commissions	410,206	458,715	174,578

Realized gain on sales of securities
available for sale	310,391	287,688	114,359
Other	229,464	203,822	158,135
	2,838,384	3,003,791	2,547,480
Noninterest expenses:
Salaries and wages	4,244,234	4,018,674	3,239,570
Pensions and other employee benefits	1,460,283	1,311,799	1,088,910
Occupancy expense	457,624	364,074	361,295
Equipment depreciation	640,268	632,500	591,389
(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Noninterest expenses (Continued):
Equipment repairs and maintenance	284,868	289,956	281,889
Advertising and public relations	232,657	170,533	159,529
Federal insurance premiums	43,871	38,678	35,862
Office supplies, telephone, and postage	569,529	561,134	474,088
Taxes and licenses	231,233	165,491	150,591
Legal and professional fees	174,092	146,992	160,867
Other operating expenses	1,636,546	1,434,628	1,287,821
	9,975,205	9,134,459	7,831,811
Income before income taxes	5,420,675	5,350,688	4,136,477

Income taxes (Note 10)	1,056,351	1,436,923	1,131,313

Net income	$4,364,324	$3,913,765	$3,005,164

Basic earnings per share	$1.95	$1.79	$1.39

Diluted earnings per share	$1.91	$1.72	$1.33

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003, and 2002

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, January 1, 2002	$2,436,537	$4,573,213	$13,938,489	$(120,715)	$20,827,524
Comprehensive income:
Net income	-	-	3,005,164	-	3,005,164
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period,
net of deferred income taxes of $771,278	-	-	-	1,497,186	1,497,186
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $38,882	-	-	-	(75,477)	(75,477)

Total comprehensive income					4,426,873

Issuance of common stock:
97,732 shares pursuant to 5% stock dividend	122,165	1,346,747	(1,468,912)	-	-
12,236 shares pursuant to dividend
reinvestment plan	15,295	162,411	-	-	177,706
Payment for 191 fractional shares of common stock	-	-	(2,875)	-	(2,875)
Cash dividends declared, $.47 per share	-	-	(930,017)	-	(930,017)
Balance, December 31, 2002	2,573,997	6,082,371	14,541,849	1,300,994	24,499,211
Comprehensive income:
Net income	-	-	3,913,765	-	3,913,765
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period,
net of deferred income taxes of $159,388	-	-	-	309,400	309,400
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $97,814	-	-	-	(189,874)	(189,874)

Total comprehensive income					4,033,291

Issuance of common stock:
43,330 shares pursuant to exercise of stock options	55,412	515,394	-	-	570,806
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	105,312	-	-	105,312
9,747 shares pursuant to dividend
reinvestment plan	12,184	183,853	-	-	196,037

Cash dividends declared, $.51 per share	-	-	(1,061,919)	-	(1,061,919)
Balance, December 31, 2003	2,641,593	6,886,930	17,393,695	1,420,520	28,342,738
Comprehensive income:
Net income	-	-	4,364,324	-	4,364,324
Other comprehensive income, net of tax:
Unrealized holding losses on securities available
for sale arising during the period,
net of deferred income taxes of $346,257	-	-	-	(665,846)	(665,846)
Less reclassification adjustment for gains on
securities available for sale included in
net income, net of deferred income taxes of $109,361	-	-	-	(201,029)	(201,029)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income
taxes of $15,036	-	-	-	24,576	24,576
Total comprehensive income					3,522,025

Issuance of common stock:
33,149 shares pursuant to exercise of stock options	41,435	370,808	-	-	412,243
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	165,376	-	-	165,376
106,431 shares pursuant to a 5% stock dividend	133,039	2,769,334	(2,902,373)	-	-
8,862 shares pursuant to dividend
reinvestment plan	11,078	224,714	-	-	235,792
Payment for 386 fractional shares of common stock	-	-	(10,540)	-	(10,540)
Cash dividends declared, $.58 per share	-	-	(1,286,688)	-	(1,286,688)
Balance, December 31, 2004	$2,827,145	$10,417,162	$17,558,418	$578,221	$31,380,946

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash Flows From Operating Activities
Net income	$4,364,324	$3,913,765	$3,005,164
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	753,596	736,096	695,370
Amortization	37,177	14,678	14,678
Deferred income taxes	(70,200)	(8,434)	(30,073)
Provision for loan losses	414,500	410,000	440,000
Amortization and accretion on securities	223,748	195,496	114,862
Realized gain on sales of securities
available for sale	(310,391)	(287,688)	(114,359)
(Gain) loss on disposal of premises and equipment	215	(2,995)	21,320
Loss on sale of foreclosed real estate	1,380	-	-
Increase in cash value, life insurance	(265,934)	(286,400)	(299,839)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(501,775)	484,180	(1,246,580)
Accrued interest receivable	145,671	(650,414)	(122,798)
Other assets	(99,723)	(71,934)	(228,605)
Increase (decrease) in liabilities:
Accrued interest payable	11,560	24,099	(56,317)
Other liabilities	257,775	298,980	118,699
Net cash provided by operating activities	4,961,923	4,769,429	2,311,522

Cash Flows From Investing Activities
Proceeds from calls and maturities of
securities held to maturity	2,327,420	2,881,300	2,238,800
Purchase of securities held to maturity	-	(1,033,641)	(1,538,846)
Proceeds from calls and maturities of
securities available for sale	32,777,425	46,097,449	22,940,895
Proceeds from sales of securities available for sale	22,569,079	10,421,113	20,033,415
Purchase of securities available for sale	(50,960,198)	(122,279,218)	(67,151,685)
Net increase in loans made to customers	(21,598,132)	(17,067,949)	(421,249)
Proceeds from sale of premises and equipment	-	22,255	15,175
Net purchases of premises and equipment	(2,189,349)	(768,783)	(556,366)
Proceeds from sale of foreclosed real estate	95,620	-	-
Acquisition of other assets	(1,210,020)	(3,072,529)	-
Net cash (used in) investing activities	(18,188,155)	(84,800,003)	(24,439,861)

(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash Flows From Financing Activities
Net increase in demand deposits, MMDA, NOW
and savings accounts	5,197,152	27,907,530	27,973,406
Net increase in time deposits	4,029,303	34,824,607	1,987,594
Net increase (decrease) in federal funds
purchased and securities sold
under repurchase agreements	(3,217,000)	3,776,000	(4,325,000)
Net proceeds on FHLB borrowings	4,500,000	5,000,000	6,000,000
Proceeds from issuance of capital trust preferred securities	-	5,000,000	-
Repayment of note payable	-	-	(9,000)
Net proceeds from issuance
of common stock	648,035	766,843	177,706
Payment for purchase of fractional
shares of common stock	(10,540)	-	(2,875)
Dividends paid	(1,286,688)	(1,061,919)	(930,017)
Net cash provided by financing
activities	9,860,262	76,213,061	30,871,814

Increase (decrease) in cash and
cash equivalents	(3,365,970)	(3,817,513)	8,743,475

Cash and cash equivalents, beginning	13,029,151	16,846,664	8,103,189

Cash and cash equivalents, ending	$9,663,181	$13,029,151	$16,846,664

Supplemental Disclosures of Cash Flow
Information
Interest paid	$7,333,888	$6,627,603	$7,603,818
Income taxes paid	1,202,187	1,396,493	1,274,170

Supplemental Disclosure of Noncash Investing
and Financing Activities
Unrealized gain (loss) on securities available for sale	(1,322,493)	181,100	2,154,105
Unrealized gain on interest rate Swap Agreement	39,612	-	-

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

Nature of operations: Central Virginia Bankshares, Inc., is a one bank holding company headquartered in Powhatan County, Virginia. The Corporation’s subsidiary, Central Virginia Bank, provides a variety of financial services to individuals and corporate customers through its eight branches located in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. The Bank’s primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are residential mortgage, construction, installment, and commercial business loans.

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

The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $3,346,000 and $2,997,000 at December 31, 2004 and 2003, respectively.

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

Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and accounted for at market value on an aggregate basis. These include securities used as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported as increases or decreases in accumlated other comprehensive income, a component of stockholders' equity, net of the related deferred tax effect. Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 2004, 2003, and 2002.

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

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at cost determined on an aggregate basis. Substantially all mortgage loans held for sale are pre-sold to the Bank’s mortgage correspondents. All sales are made without recourse.

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

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Depreciation is not recognized on Branches or banking facilities purchased or constructed until the facility is occupied and open for business. Depreciation is computed using the straight-line method over the following estimated useful lives.

Years
Buildings and improvements	5 - 39
Furniture and equipment	3 - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Foreclosed real estate: Foreclosed real estate represents properties acquired through foreclosure or other proceedings. Foreclosed real estate is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. At December 31, 2004 and 2003, foreclosed real estate totaling $0 and $97,000, respectively, is included with other assets on the accompanying consolidated balance sheets.

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

	2004	2003	2002
Income available to common stockholders
used in basic EPS	$4,364,324	$3,913,765	$3,005,164

Weighted average number of common
shares used in basic EPS	2,243,527	2,186,028	2,157,131

Effect of dilutive securities:
Stock options	46,522	83,891	101,329

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,290,049	2,269,919	2,258,460

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

At December 31, 2004 and 2003, the Corporation’s only derivative financial instrument consisted of an interest-rate swap agreement used to lock-in the interest cash outflows on certain floating-rate debt incurred in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. government agencies
and corporations	$74,479,154	$250,566	$(563,451)	$74,166,269
Bank eligible preferred and
equities	20,545,680	410,316	(1,525,201)	19,430,795
Mortgage-backed securities	8,334,907	41,395	(88,897)	8,287,405
Corporate and other debt	34,657,978	2,285,417	(56,629)	36,886,766
States and political subdivisions	21,354,535	313,854	(220,421)	21,447,968
	$159,372,254	$3,301,548	$(2,454,599)	$160,219,203

	December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. treasuries	$8,006,252	$ -	$(113,773)	$7,892,479
U. S. government agencies
and corporations	70,732,187	579,711	(651,536)	70,660,362
Bank eligible preferred and
equities	21,465,271	381,336	(673,367)	21,173,240
Mortgage-backed securities	8,287,179	74,031	(80,297)	8,280,913
Corporate and other debt	34,723,263	2,644,171	(55,872)	37,311,562
States and political subdivisions	20,452,881	289,246	(227,732)	20,514,395
	$163,667,033	$3,968,495	$(1,802,577)	$165,832,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. Additionally, many of the U. S. Government agency securities held have one-time, semiannual, quarterly or continuous call provisions that allow the agency to redeem the debt substantially in advance of the contractual maturity.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$169,679	$174,363
Due after one year through five years	15,312,951	16,181,791
Due after five years through ten years	47,939,074	48,930,553
Due after ten years	67,069,963	67,214,296
Bank eligible preferred and equities	20,545,680	19,430,795
Mortgage-backed securities	8,334,907	8,287,405
	$159,372,254	$160,219,203

Gross gains of $337,474 and $445,202 were realized on sales and redemptions of securities available for sale in 2004 and 2003, respectively. Gross losses of $27,083 and $157,514 were realized on the sale of securities available for sale in 2004 and 2003, respectively.

Securities available for sale with unrealized losses at December 31, 2004, were as follows:

	December 31, 2004
	Less than Twelve Months		Twelve Months or Longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies
and corporations	$21,681,260	$(130,096)	$9,371,370	$(433,355)	$31,052,630	$(563,451)
Bank eligible preferred and
equities	6,240,410	(604,340)	7,203,500	(920,861)	13,443,910	(1,525,201)
Mortgage-backed securities	5,273,399	(62,613)	1,949,200	(26,284)	7,222,599	(88,897)
Corporate and other debt	7,674,737	(56,629)	-	-	7,674,737	(56,629)
States and political
subdivisions	4,552,955	(50,223)	5,471,457	(170,198)	10,024,412	(220,421)
	$45,422,761	$ (903,901)	$23,995,527	$(1,550,698)	$69,418,288	$(2,454,599)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

Market changes in interest rates and market changes in credit spreads will result in temporary unrealized losses as a normal fluctuation in the market price of securities. The majority of the gross unrealized losses, $1,550,698 out of total unrealized losses of $2,454,599, have been in an unrealized loss position for more than 12 months. These are temporary losses due primarily to increases in interest rates on securities purchased in 2002 and 2003. The $1,550,698 in unrealized losses which have been in a loss position for more than twelve months are primarily fixed rate bonds and bank eligible preferred equities. The reason for the temporary loss is that the dividend rates on these securities are lower than the current rates. The Corporation has determined that there were no other than temporary impairments associated with the above securities at December 31, 2004.

Carrying amounts and approximate market values of securities being held to maturity are as follows:

December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$8,820,035	$322,299	$(8,185)	$9,134,149

December 31, 2003
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$11,152,337	$483,324	$ -	$11,635,661

The amortized cost and approximate market value of securities being held to maturity at December 31, 2004, by contractual maturity, are shown below.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$333,550	$336,026
Due after one year through five years	2,506,426	2,610,642
Due after five years through ten years	2,061,345	2,152,872
Due after ten years	3,918,714	4,034,609
	$8,820,035	$9,134,149

Securities with an amortized cost of $13,132,795 and $2,416,511 and a market value of $13,149,791 and $2,523,169 at December 31, 2004 and 2003, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2004	2003
Commercial	$33,250,643	$29,807,926
Real estate:
Mortgage	77,152,832	67,216,322
Home equity	7,952,365	5,227,258
Construction	49,787,759	45,096,386
Bank cards	880,815	891,207
Installment	11,007,904	10,292,040
	180,032,318	158,531,139
Less unearned discount	(100,141)	(26,773)
	179,932,177	158,504,366
Allowance for loan losses	(2,698,622)	(2,454,443)
Loans, net	$177,233,555	$156,049,923

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2004	2003	2002
Balance, beginning	$2,454,443	$2,101,698	$1,839,398
Provision charged to operations	414,500	410,000	440,000
Loans charged off	(213,796)	(112,055)	(209,369)
Recoveries	43,475	54,800	31,669
Balance, ending	$2,698,622	$2,454,443	$2,101,698

At December 31, 2004, the Bank had loans amounting to $270,546 that were specifically classified as impaired. The average balance of impaired loans amounted to approximately $144,461 for the year ended December 31, 2004. The allowance for loan losses related to impaired loans amounted to $40,302 at December 31, 2004.

The following is a summary of cash receipts on these loans and how they were applied in 2004:

Cash receipts applied to reduce
principal balance	$ 16,154
Cash receipts recognized as
interest income	-
Total cash receipts	$ 16,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Nonaccruing loans (principally installment, commercial, and mortgage loans) totaled $270,546, $0, and $258,281 at December 31, 2004, 2003, and 2002, respectively, which had the effect of reducing net income $12,189 ($.01 per common share), $0, and $22,263 ($.01 per common share) for the years then ended, respectively. Loans past due ninety days or more and still accruing interest amounted to $604,783, $1,723,421, and $971,328 at December 31, 2004, 2003, and 2002, respectively.

Note 4. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

	December 31,
	2004	2003
Land	$1,362,039	$900,270
Buildings and improvements	4,168,996	3,669,191
Furniture and equipment	6,885,207	6,310,104
Branch in progress	2,294,084	-
	14,710,326	10,879,565
Less accumulated depreciation	6,576,181	5,829,475
	$8,134,145	$5,050,090

During the year ended December 31, 2004, the Bank began construction of a new main office building in Powhatan, Virginia. Costs incurred through December 31, 2004, totaled $2,294,084 and include land cost, construction cost, and deposits for equipment and furnishings.

Note 5. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of approximately $15,975,810 maintained on certain of its officers and directors. The earnings from these policies will be used to offset increases in employee benefit costs. The cash surrender value of these policies of $5,564,020 and $5,303,762 at December 31, 2004 and 2003, respectively, is included in other assets on the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Maturities of Time Deposits

The scheduled maturities of time deposits at December 31, 2004, are as follows:

Year Ending
December 31
2005	$93,770,528
2006	20,954,904
2007	15,966,895
2008	19,101,276
2009	11,281,810
$161,075,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans. The borrowings at December 31, 2004 and 2003, consist of the following:

	2004	2003
Interest payable quarterly at a fixed rate
of 4.45%, principal due and payable
on January 5, 2011, callable quarterly
beginning January 7, 2002	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate
of 4.03%, principal due and payable
on March 8, 2011, callable quarterly
beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate
of 3.14%, principal due and payable
on December 5, 2011, callable quarterly
beginning December 5, 2003	5,000,000	5,000,000
Interest payable quarterly at a fixed rate
of 2.99%, principal due and payable
on March 17, 2014, callable quarterly
beginning March 17, 2009	5,000,000	-
Interest payable quarterly at a fixed rate
of 3.71%, principal due and payable
on November 14, 2013, callable on
November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly
to LIBOR, currently 1.26%, principal
due and payable on December 6, 2004	-	1,000,000
Interest payable and adjusts quarterly
to LIBOR, currently 2.48%, principal
due and payable on December 8, 2006	1,000,000	-
Short-term borrowing, due and payable
on January 22, 2004, interest adjusted
daily, currently 1.15%	-	5,000,000
Short-term borrowing, due and payable
on January 24, 2005, interest adjusted
daily, currently 2.51%	4,500,000	-
	$30,500,000	$26,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt, Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares, Inc. Statutory Trust I (Trust). The Trust holds certain floating rate junior subordinated debentures due December 17, 2033, issued by the Corporation on December 17, 2003. Distributions on the Preferred Securities is payable quarterly at an annual rate of three-month LIBOR plus 2.85% (5.4% at December 31, 2004). However, the Corporation has the option to defer distributions for up to five years. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Corporation in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Corporation. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

Note 9. Interest Rate Swap Agreement

The Corporation has entered into an interest rate swap agreement related to the issuance of the trust preferred securities. The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires December 17, 2008, and has an interest rate of 6.405%. The notional amount is $5,000,000. The effect of these agreements is to make the Corporation less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. As of December 31, 2004, the estimated fair value of the interest rate swap agreement was $39,612.

Note 10. Income Tax Matters

The Corporation and Subsidiary file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2004, 2003, and 2002, are as follows:

	2004	2003	2002
Currently payable	$1,126,551	$1,445,357	$1,161,386
Deferred	(70,200)	(8,434)	(30,073)
	$1,056,351	$1,436,923	$1,131,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Tax Matters (Continued)

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2004	2003	2002
Computed "expected" tax expense	$1,843,030	$1,819,234	$1,406,402
Tax-exempt interest	(325,969)	(236,794)	(171,929)
Tax-exempt loan interest	-	(222)	(5,592)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	25,504	22,841	20,324
Dividends received deduction	(265,132)	(167,530)	(35,470)
Increase in cash value of life insurance	(50,246)	(52,307)	(51,800)
Tax credits from limited partnership
investment	(159,355)	-	-
Other	(11,481)	51,701	(30,622)
	$1,056,351	$1,436,923	$1,131,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Tax Matters (Continued)

The deferred income tax provision consists of the following items:

	Years Ended December 31,
	2004	2003	2002
Difference between loan loss provision charged
to operating expense and the bad debt
deduction taken for income tax purposes	$(62,140)	$(92,662)	$(74,798)
Difference between the loss from partnership
investment recognized for financial statements,
and for income tax purposes	19,054	-	-
Interest income on nonaccrual loans recognized
for federal income tax purposes, but not
recognized for financial statements until received	(5,882)	15,867	10,214
Increase (decrease) in value of foreclosed real estate and
other assets recognized for financial statements,
but not recognized for income tax purposes until
realized	5,100	(3,400)	-
Deduction for uncollectible late charges recognized
for financial statements, but not recognized for
income tax purposes until realized	(276)	20	(51)
Difference between loan fees recognized for
financial statements, and for income tax purposes	(65,126)	-	-
Deduction for accrued supplemental retirement expense
recognized for financial statements, but not
recognized for income tax purposes until paid	(57,036)	(50,222)	(44,053)
Deduction for accrued professional fees recognized
for financial statements, but not recognized for
income tax purposes until paid	4,890	(3,117)	(19,045)
Increase in cash surrender value of Bank owned life
insurance recognized for financial statements, but
not recognized for alternative minimum tax purposes
until realized	39,668	41,294	46,163
Accretion of discount recognized for financial
statements, but not recognized for income
tax purposes until realized	17,033	20,534	4,654
Difference between the depreciation methods
used for financial statements and for income
tax purposes	34,515	63,252	46,843
	$(70,200)	$(8,434)	$(30,073)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Tax Matters (Continued)

The components of the net deferred tax asset (liability) included in other assets (liabilities) are as follows at December 31:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$860,127	$777,273
Less valuation allowance	(215,032)	(194,318)
	645,095	582,955
Devaluation reserve on foreclosed property
and other assets	26,020	31,120
Net deferred loan fees	65,126	-
Accrued professional fees	17,272	22,162
Accrued supplemental retirement expense	151,311	94,275
Reserve for uncollectible late charges	8,560	8,284
Interest income on nonaccrual loans	5,882	-
	919,266	738,796

Deferred tax liabilities:
Property and equipment	271,300	236,785
Unrealized gain on securities
available for sale	293,303	745,396
Unrealized gain on interest rate
swap agreement	15,036	-
Cumulative increase in cash surrender value	127,125	87,457
Limited partnership investment	19,054	-
Securities	50,631	33,598
	776,449	1,103,236

Net deferred tax asset (liability)	$142,817	$(364,440)

Note 11. Profit-Sharing and Retirement and 401K Plan

Profit-Sharing and Retirement Plan: The Bank provides a qualified defined contribution profit-sharing and retirement plan covering substantially all active full-time and part-time employees of the Bank. Contributions to this plan, administered through the Virginia Bankers Association Benefits Corporation, are made annually to the credit of the participant’s individual accounts, at the discretion of the Board of Directors. The plan may be amended or terminated by the Board of Directors at any time. Participants vest over a five-year period. Contributions for 2004 and 2003 represented 8.25 percent of each participant’s eligible salary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Profit-Sharing and Retirement and 401K Plan (Continued)

401K Plan: The Bank also provides a qualified 401K plan in conjunction with the defined contribution plan discussed above. Employees are eligible to participate after six months of employment. Eligible employees may, subject to statutory limitations, contribute a portion of their salary on a pre and post-tax basis. The Bank provides a matching contribution of $1.00 for every $1.00 the participant contributes up to the first 3 percent of their salary, and $.50 for every $1.00 of the next two percent of their salary. Participants are 100 percent vested in all contributions.

The total contributions to both the above plans for the years ended December 31, 2004, 2003, and 2002, were $390,736, $351,036, and $264,802, respectively.

Note 12. Supplemental Executive Retirement Plan

During the year ended December 31, 2002, the Bank established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit plan for certain executive and senior officers of the Bank as designated by the Board of Directors. The current participants covered by the SERP include three executive officers as well as five other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual benefit equal to 25 percent of the participant’s final compensation payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retiremen t beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and he has otherwise met the requirements necessary to receive a supplemental benefit under the SERP, the benefit shall be paid to the participant or his spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Executive Retirement Plan (Continued)

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003:

	2004	2003
Projected benefit obligation:
Beginning obligation	$277,278	$129,569
Service cost	138,639	129,569
Interest cost	29,114	18,140
Ending obligation	$445,031	$277,278

Funded status of the plan	$(445,031)	$(277,278)

Net consolidated balance sheet liability	$(445,031)	$(277,278)

Net pension cost includes the following components:
Service cost	$138,639	$129,569
Interest cost	29,114	18,140
	$167,753	$147,709

Assumptions used in the determination of the supplemental executive retirement plan information consist of the following:

	2004	2003
Discount rate	7.0%	7.0%
Rate of increase in compensation levels	5.0%	5.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 2004 and 2003, is as follows:

	2004	2003
Commitments to extend credit	$59,147,621	$38,841,693
Standby letters of credit	3,016,759	4,037,883
	$62,164,380	$42,879,576

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

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for Fed Funds, and other borrowings. The total amount of borrowing facilities available at December 31, 2004, was approximately $63,368,000.

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

Aggregate loan transactions with related parties were as follows:

	Years Ended December 31,
	2004	2003
Balance, beginning	$1,773,046	$2,193,248
New loans	3,302,541	1,225,401
Repayments	(1,301,483)	(1,645,603)
Balance, ending	$3,774,104	$1,773,046

Note 15. Stock Dividend

On June 15, 2004, the Corporation issued 106,431 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of May 21, 2004. As a result of the stock dividend, common stock was increased by $133,039, surplus was increased by $2,769,334, and retained earnings was decreased by $2,902,373. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for 2002 and 2003 have been restated to reflect this stock dividend.

On December 13, 2002, the Corporation issued 97,732 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of November 15, 2002. As a result of the stock dividend, common stock was increased by $122,165, surplus was increased by $1,346,747, and retained earnings was decreased by $1,468,912.

Note 16. Incentive Stock Option Plan

The Corporation has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 209,475 shares of common stock. This Plan was adopted to foster and promote the long-term growth and financial success of the Corporation by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Corporation to participate in its future success and to associate their interests with those of the Corporation. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Incentive Stock Option Plan (Continued)

The following table presents a summary of options under the Plan at December 31:

		Shares Under Options
	Option Price	2004	2003	2002
Outstanding, beginning	$8.67-$17.61	109,182	142,862	135,464
Increase due to stock dividends	$8.28-$16.77	4,402	-	-
Options granted	$16.77-$27.34	10,050	10,650	8,343
Options exercised	$8.28-$16.77	(33,149)	(44,330)	-
Options forfeited	$16.77	(200)	-	(945)
Outstanding, ending	$8.28-$27.34	90,285	109,182	142,862

Options exercisable at December 31, 2004, 2003, and 2002, were 90,285, 109,182, and 142,862, respectively.

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation’s net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were 10,050, 10,650, and 8,343 options granted during the years ended December 31, 2004, 2003, and 2002, respectively.

	2004	2003	2002
Net income
As reported	$4,364,324	$3,913,765	$3,005,164

Pro forma	$4,304,728	$3,889,057	$3,001,096

Basic earnings per share
As reported	$1.95	$1.79	$1.39

Pro forma	$1.92	$1.78	$1.39

Diluted earnings per share
As reported	$1.91	$1.72	$1.33

Pro forma	$1.88	$1.71	$1.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Incentive Stock Option Plan (Continued)

For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2004, 2003, and 2002: dividend yield of 2.18%, 2.45%, and 3.43%, respectively, expected volatility of 20%, risk-free interest rate of 3.6%, 3.0%, and 3.0%, and an expected option life of 9.5, 5, and 5 years, respectively. The fair value of each option granted in 2004 was $5.93. The fair value of each option granted in 2003 and 2002 was $2.32 and $1.15, respectively.

Note 17. Regulatory Matters

The Corporation is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not appl icable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2004, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Regulatory Matters (Continued)

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$36,681	14.05%	$20,886	8.00%	N/A
Central Virginia Bank	34,816	13.56%	20,540	8.00%	$25,676	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	33,983	13.01%	10,448	4.00%	N/A
Central Virginia Bank	32,526	12.52%	10,392	4.00%	15,588	6.00%

Tier I Capital (to Average Assets)
Consolidated	33,983	9.03%	15,053	4.00%	N/A
Central Virginia Bank	32,526	8.68%	14,989	4.00%	18,736	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$34,093	14.93%	$18,268	8.00%	N/A
Central Virginia Bank	31,580	13.92%	18,149	8.00%	$22,687	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	26,537	11.62%	9,135	4.00%	N/A
Central Virginia Bank	29,126	12.84%	9,074	4.00%	13,610	6.00%

Tier I Capital (to Average Assets)
Consolidated	26,537	7.48%	14,191	4.00%	N/A
Central Virginia Bank	29,126	8.27%	14,088	4.00%	17,609	5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $9,616,975 in 2004 without regulatory approval.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Corporation and subsidiary’s financial assets and liabilities at December 31, 2004 and 2003:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,663,181	$9,663,181	$13,029,151	$13,029,151
Securities available for sale	160,219,203	160,219,203	165,832,951	165,832,951
Securities held to maturity	8,820,035	9,134,149	11,152,337	11,635,661
Mortgage loans held for sale	1,264,175	1,264,175	762,400	762,400
Loans, net	177,233,555	181,074,555	156,049,923	161,253,923
Accrued interest receivable	2,297,411	2,297,411	2,443,082	2,443,082

Financial liabilities:
Demand and variable rate deposits	148,871,556	148,871,556	143,674,404	143,674,404
Fixed-rate certificates of deposits	161,075,413	162,474,413	157,046,110	159,471,110
Federal funds purchased and
securities sold under repurchase
agreements	997,000	997,000	4,214,000	4,214,000
FHLB borrowings	30,500,000	30,500,000	26,000,000	26,000,000
Capital trust preferred securities	5,000,000	5,000,000	5,000,000	5,000,000
Accrued interest payable	416,469	416,469	404,909	404,909

At December 31, 2004 and 2003, the Corporation had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

BALANCE SHEETS
	December 31,
Assets	2004	2003
Cash	$327,804	$968,082
Investment in subsidiary	34,815,839	30,932,041
Securities available for sale	994,845	1,374,540
Other assets	463,686	322,546
	$36,602,174	$33,597,209

Liabilities
Long-term debt	$5,155,000	$5,155,000
Accrued interest payable	-	13,344
Other liabilities	66,228	86,127
	5,221,228	5,254,471

Stockholders' Equity
Common stock, $1.25 par value;
6,000,000 shares authorized;
2,261,716 and 2,113,274 shares
issued and outstanding in 2004
and 2003, respectively	2,827,145	2,641,593
Surplus	10,417,162	6,886,930
Retained earnings	17,558,418	17,393,695
Accumulated other comprehensive income	578,221	1,420,520
	31,380,946	28,342,738
	$36,602,174	$33,597,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
Income:
Management fees	$27,000	$36,000	$36,000
Dividends received from subsidiary	-	788,517	932,892
Equity in undistributed earnings of subsidiary	4,528,197	3,029,873	2,058,905
Dividend income	75,861	89,580	77,686
Gain (loss) on sale of securities available for sale	96,676	104,096	(12,661)
	4,727,734	4,048,066	3,092,822
Expenses:
Operating expenses	149,944	98,404	108,265
Interest expense	324,603	13,344	-
	474,547	111,748	108,265
Income before income taxes	4,253,187	3,936,318	2,984,557

Income taxes	(111,137)	22,553	(20,607)
Net income	$4,364,324	$3,913,765	$3,005,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net income	$4,364,324	$3,913,765	$3,005,164
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Undistributed earnings of subsidiary	(4,528,197)	(3,029,873)	(2,058,905)
Realized (gain) loss on sales of securities
available for sale	(96,676)	(104,096)	12,661
Change in operating assets and liabilities:
(Increase) decrease in other assets	(101,531)	(88,073)	(19,624)
Increase (decrease) in accrued interest payable	(13,344)	13,344	-
Decrease in other liabilities	-	-	(983)
Net cash provided by (used in) operating activities	(375,424)	705,067	938,313

Cash Flows From Investing Activities
Proceeds from sales of securities available
for sale	534,079	353,698	306,770
Investment in subsidiary	-	(5,000,000)	-
Investment in Central Virginia Bankshares
Statutory Trust I	-	(155,000)	-
Purchase of securities available for sale	(149,740)	(50,481)	(487,388)
Net cash (used in) investing activities	384,339	(4,851,783)	(180,618)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	648,035	766,843	177,706
Net proceeds from issuance of long-term debt	-	5,155,000	-
Payment for fractional shares of
common stock	(10,540)	-	(2,875)
Dividends paid	(1,286,688)	(1,061,919)	(930,017)
Net cash provided by (used in) financing activities	(649,193)	4,859,924	(755,186)

Increase (decrease) in cash	(640,278)	713,208	2,509
Cash, beginning	968,082	254,874	252,365
Cash, ending	$327,804	$968,082	$254,874

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: March 31, 2005

By:/s/ Ralph Larry Lyons

Ralph Larry Lyons

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005	/s/ Ralph Larry Lyons Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
March 31, 2005	Charles F. Catlett, III Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
March 31, 2005	/s/ Thomas R. Thornton, Jr. Thomas R. Thornton, Jr. Assistant Vice President (Principal Accounting Officer)
March 31, 2005	/s/ John B. Larus John B. Larus Chairman of the Board of Directors
March __, 2005	Fleming V. Austin Director
March 31, 2005	/s/ Charles W. Binford Charles W. Binford Director

March 31, 2005	/s/ Garland L. Blanton, Jr. Garland L. Blanton, Jr. Director
March 31, 2005	/s/ Charles B. Goodman Charles B. Goodman Director
March 31, 2005	/s/ Elwood C. May Elwood C. May Director
March 31, 2005	/s/ James T. Napier James T. Napier Director

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