Form 10-Q/A
period 2004-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2005-04-20
CIK 804561

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road P. O. Box 39 Powhatan, Virginia (Address of principal executive offices)	23139 (Zip Code)

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

EXPLANATORY NOTE

This  Amendment No. 1 on Form  10-Q/A  is being filed solely for the purpose of making clarifying revisions to the disclosure previously included in Part II, Item 5 of the registrant’s Form 10-Q for the quarterly period ended September 30, 2004.  The revisions clarify (i) when the registrant’s former independent registered public accounting firm, Mitchell, Wiggins & Company, LLP, would cease to provide independent auditing services for the registrant and (ii) that Mitchell, Wiggins & Company, LLP would not stand for re-election as the registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

PART II

OTHER INFORMATION

ITEM 5

OTHER INFORMATION

On November 10, 2004, the Company’s independent registered public accounting firm, Mitchell, Wiggins & Company, LLP (“Mitchell Wiggins”), informed the Company that the firm had made a business decision that, effective for fiscal years ending after December 31, 2004, it will no longer perform services as the external independent auditor for publicly traded companies registered with the Securities and Exchange Commission.  As a result, Mitchell Wiggins declined to stand for re-election as the Company’s independent auditor for the fiscal year ending December 31, 2005.  Mitchell Wiggins also informed the Company that it intends to complete its audit of the Company’s financial statements for the fiscal year ending December 31, 2004.

Mitchell Wiggins’ report on the Company’s financial statements for either of the past two fiscal years ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  During these two fiscal years and through November 15, 2004, there have been no disagreements with Mitchell Wiggins on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In response to the Company’s request, Mitchell Wiggins has furnished the Company with a letter addressed to the Securities and Exchange Commission stating its agreement with the above statements.  A copy of such letter is attached as Exhibit 16.1 to this Form 10-Q/A.

The Company’s Audit Committee has commenced a search to select the Company’s new independent auditor for the fiscal year ending December 31, 2005.

ITEM 6

EXHIBITS

Exhibits:

16.1

Concurrence Letter from Mitchell, Wiggins & Company, LLP (filed herewith)

31.1

Rule 13a-14(a) Certification of Chief Executive Officer*

31.2

Rule 13a-14(a) Certification of Chief Financial Officer*

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

_________

*  Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

                          (Registrant)

Date:  April 19, 2005

/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice President and

Chief Financial Officer

EXHIBIT INDEX

16.1

Concurrence Letter from Mitchell, Wiggins & Company, LLP (filed herewith)

31.1

Rule 13a-14(a) Certification of Chief Executive Officer*

31.2

Rule 13a-14(a) Certification of Chief Financial Officer*

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to

18 U.S.C. Section 1350*

_________

*  Previously filed.