Form 10-Q
period 2005-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2005-05-16
CIK 804561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

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

As of May 13, 2005, 2,265,321 shares of common stock were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I.  Financial Information

Page No.

  Item 1

Financial Statements

Consolidated Balance Sheets -

March 31, 2005 (Unaudited) and December 31, 2004

3

Consolidated Statements of Income - Three

Months Ended March 31, 2005 and 2004 (Unaudited)

4

Consolidated Statements of Cash Flows - Three

Months Ended March 31, 2005 and 2004 (Unaudited)

6

Notes to Consolidated Financial Statements -

March 31, 2005 and 2004 (Unaudited)

7

  Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

13

  Item 3

Quantitative and Qualitative Disclosures About Market Risk

22

  Item 4

Controls and Procedures

22

Part II.  Other Information

  Item 6

Exhibits

22

PART I

FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

ASSETS	March 31, 2005 (unaudited)	December 31, 2004
Cash and due from banks	$10,444,506	$9,663,181
Federal funds sold	2,726,000	-
Total cash and cash equivalents	13,170,506	9,663,181
Securities available for sale at fair value	160,147,778	160,219,203
Securities held to maturity at amortized cost (fair value 2005 $8,936,140;
2004 $9,134,149)	8,687,560	8,820,035
Mortgage loans held for sale	1,395,000	1,264,175
Total loans	178,909,318	180,032,318
Less: Unearned income	(83,430)	(100,141)
Allowance for loan losses	(2,715,143)	(2,698,622)
Loans, net	176,110,745	177,233,555
Bank premises and equipment, net	8,779,655	8,134,145
Accrued interest receivable	2,750,070	2,297,411
Other assets	12,574,529	11,644,488
Total assets	$383,615,843	$379,276,193

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$39,598,331	$41,046,290
Interest bearing demand deposits and NOW accounts	55,036,996	54,634,469
Savings deposits	52,330,699	53,190,797
Time deposits, $100,000 and over	42,732,134	39,204,176
Other time deposits	125,377,812	121,871,237
	$315,075,972	$309,946,969
Federal funds purchased and securities sold under repurchase agreements	713,000	997,000
FHLB advances
Term	30,500,000	26,000,000
Overnight	-	4,500,000
Long term debt, capital trust preferred securities	5,000,000	5,000,000
Accrued interest payable	443,659	416,469
Other liabilities	$1,259,002	1,034,809
Total liabilities	$352,991,633	$347,895,247
STOCKHOLDERS' EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized, 2,264,190
and 2,261,716 shares issued and outstanding respectively	$2,830,238	$2,827,145
Surplus	10,480,847	10,417,162
Retained earnings	18,401,122	17,558,418
Accumulated other comprehensive income (loss) , net	(1,087,997)	578,221
Total stockholders' equity	$30,624,210	$31,380,946
Total liabilities and stockholders equity	$383,615,843	$379,276,193

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31
	2005	2004
Interest income
Interest and fees on loans	$ 3,100,161	$ 2,594,177
Interest on securities:
U.S. Government agencies and corporations	1,006,709	1,025,602
U.S. Treasury securities	-	37,286
States and political subdivisions	375,378	403,050
Other	895,664	886,194
Interest on federal funds sold	10,996	2,138

Total interest income	$ 5,388,908	$ 4,948,447

Interest expense
Interest on deposits	1,608,770	1,463,191
Interest on federal funds purchased and securities
sold under repurchase agreements	17,370	22,364
Interest on FHLB borrowings:
Term	254,238	203,168
Overnight	8,185	22,779
Interest on capital trust preferred securities	80,063	79,968

Total interest expense	1,968,626	1,791,470

Net interest income	$ 3,420,282	$ 3,156,977

Provision for loan losses	-	142,500

Net interest income after provision for loan losses	$ 3,420,282	$ 3,014,477
Other income
Deposit fees and charges	260,684	268,761
Bank card fees	84,959	68,089
Increase in cash surrender value of life insurance	70,556	68,454
Secondary mortgage market loan interest and fees	47,361	66,333
Investment and insurance commissions	71,540	105,283
Realized gain on sale of securities available for sale	-	24,894
Other	55,949	46,943

Total other income	$ 591,049	$ 648,757

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended
	March 31
	2005	2004
Other expenses
Salaries and wages	1,084,828	1,022,953
Pensions and other employee benefits	398,116	341,615
Occupancy expense	121,460	94,482
Equipment depreciation	152,302	158,170
Equipment repairs and maintenance	74,136	67,572
Advertising and public relations	52,387	44,301
Federal insurance premiums	10,661	11,172
Office supplies, telephone, and postage	145,958	153,484
Taxes and licenses	58,964	45,090
Legal and professional fees	68,128	23,847
Consulting fees	64,611	46,991
Other operating expenses	322,630	291,243

Total other expenses	2,554,181	2,300,920

Income before income taxes	1,457,150	1,362,314

Income taxes	286,481	340,490

Net income	$ 1,170,669	$ 1,021,824

Earnings per share, basic:
Income before income taxes	$ 0.64	$ 0.61
Net income	$ 0.52	$ 0.46

Earnings per share assuming dilution:
Income before income taxes	$ 0.63	$ 0.60
Net income	$ 0.51	$ 0.45

Cash dividends paid per share	$ 0.145	$ 0.145

Weighted average shares, basic	2,262,243	2,229,521
Weighted average shares assuming dilution	2,308,567	2,276,236

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net Income	$1,170,669	$1,021,824
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	181,517	183,892
Deferred income taxes	(20,352)	-
Provision for loan losses	-	142,500
Amortization and accretion on securities	42,176	110,389
Realized gain on sales of securities available for sale	-	(24,894)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(130,825)	503,555
Accrued interest receivable	(452,659)	(102,023)
Other assets	49,013	(543,808)
Increase (decrease) in liabilities:
Accrued interest payable	27,190	(7,188)
Other liabilities	224,193	284,650

Net cash provided by operating activities	$1,090,922	$1,568,897

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$130,000	$255,000
Proceeds from calls and maturities of securities available for sale	9,378,978	24,318,135
Purchase of securities available for sale	(11,972,174)	(6,925,000)
Net (increase) decrease in loans made to customers	1,122,810	(11,505,715)
Net purchases of premises and equipment	(827,027)	(2,630)

Net cash (used in) investing activities	$(2,167,413)	$6,139,790

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$5,129,003	$(2,449,698)
Net decrease in federal funds purchased and securities sold under
repurchase agreements	(284,000)	(3,634,500)
Net proceeds on FHLB borrowings	-	4,500,000
Net proceeds from issuance of common stock	66,778	253,131
Dividends paid	(327,965)	(308,751)
Net cash provided by (used in) financing activities	$4,583,816	$(1,639,818)

Increase in cash and cash equivalents	$3,507,325	$6,068,869
Cash and cash equivalents:
Beginning	9,663,181	13,029,151
Ending	$13,170,506	$19,098,020

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,941,436	$1,798,650
Income Taxes	$ -	$ -

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Central Virginia Bankshares, Inc and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation. All earnings per share data reflects the 5% common stock dividend paid June 15, 2004.

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

Recent Accounting Pronouncements: On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

Note 2.  Comprehensive Income (Loss)

A reconciliation from net income to total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
Net income	$ 1,170,669	$ 1,021,824
Total other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising
during the period on securities available for
sale, net of deferred income taxes	(1,736,147)	1,889,361
Unrealized gain (loss) on interest rate swap
contract, net of deferred income taxes	69,929	(79,834)
Less reclassification adjustment for
(gains) included in net income, net of
deferred income taxes	-	(16,430)
Total comprehensive income (loss)	$ (495,549)	$ 2,814,921

Note 3.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	March 31, 2005 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$72,464,058	$22,904	$(1,442,512)	$71,044,450
Bank eligible preferred and equities	20,524,089	233,704	(1,783,494)	18,974,299
Mortgage-backed securities	10,971,836	28,964	(210,029)	10,790,771
Corporate and other debt	36,618,219	1,689,083	(303,535)	38,003,767
States and political subdivisions	21,347,548	259,616	(272,673)	21,334,491
	$162,325,750	$2,234,271	$(4,012,243)	$160,147,778

	December 31,2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$74,479,154	$250,566	$(563,451)	$74,166,269
Bank eligible preferred and equities	20,545,680	410,316	(1,525,201)	19,430,795
Mortgage-backed securities	8,334,907	41,395	(88,897)	8,287,405
Corporate and other debt	34,657,978	2,285,417	(56,629)	36,886,766
States and political subdivisions	21,354,535	313,854	(220,421)	21,447,968
	$159,372,254	$3,301,548	$(2,454,599)	$160,219,203

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

March 31, 2005 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,687,560	$260,442	$(11,862)	$8,936,140

December 31,2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,820,035	$322,299	$(8,185)	$9,134,149

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at March 31, 2005 and December 31, 2004.

	March 31, 2005 (Unaudited)
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale U.S. government agencies
and corporations	$46,055,841	$(873,673)	$8,995,170	$(568,839)	$55,051,011	$(1,442,512)
Bank eligible preferred and equities	7,114,500	(705,500)	8,082,000	(1,077,994)	15,196,500	(1,783,494)
Mortgage-backed securities	8,150,439	(165,309)	1,748,069	(44,721)	9,898,508	(210,030)
Corporate and other debt	9,433,123	(303,535)	-	-	9,433,123	(303,535)
States and political subdivisions	4,502,319	(99,650)	5,463,813	(173,022)	9,966,132	(272,672)
	$75,256,222	$(2,147,667)	$ 24,289,052	$(1,864,576)	$99,545,274	$(4,012,243)
Securities Held to Maturity States and political subdivisions	$1,017,289	$(11,862)	-	-	$1,017,289	$(11,862)

	December 31, 2004
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale U.S. government agencies
and corporations	$21,681,260	$(130,096)	$9,371,370	$(433,355)	$31,052,630	$(563,451)
Bank eligible preferred and equities	6,240,410	(604,340)	7,203,500	(920,861)	13,443,910	(1,525,201)
Mortgage-backed securities	5,273,399	(62,613)	1,949,200	(26,284)	7,222,599	(88,897)
Corporate and other debt	7,674,737	(56,629)	-	-	7,674,737	(56,629)
States and political subdivisions	4,552,955	(50,223)	5,471,457	(170,198)	10,024,412	(220,421)
	$45,422,761	$(903,901)	$23,995,527	$(1,550,698)	$69,418,288	$(2,454,599)
Securities Held to Maturity States and political subdivisions	$1,021,819	$(8,185)	-	-	$1,021,819	$(8,185)

The unrealized loss positions at March 31, 2005 were primarily related to interest rate movements as there is minimal credit risk exposure in these investments.  All securities are investment grade or better and all losses are temporary.  No impairment has been recognized on any of the securities in a loss position as management has the intent and demonstrated ability to hold such securities indefinitely or to scheduled maturity or call dates.

Note 4.  Loans

Major classifications of loans are summarized as follows:

	March 31,2005	December 31,
	(Unaudited)	2004
Commercial	$31,603,903	$33,250,643
Real Estate:
Mortgage	79,683,290	77,152,832
Home equity	8,068,590	7,952,365
Construction	48,920,414	49,787,759
Total real estate	136,672,294	134,892,956
Bank cards	807,268	880,815
Installment	9,825,853	11,007,904
	$178,909,318	$180,032,318
Less unearned income	(83,430)	(100,141)
	178,825,888	179,932,177
Allowance for loan losses	(2,715,143)	(2,698,622)
Loans, net	$176,110,745	$177,233,555

Changes in the allowance for loan losses were as follows:

	March 31,2005	December 31,	March 31, 2004
	(Unaudited)	2004	(Unaudited)
Balance, beginning	$2,698,622	$2,454,443	$2,454,443
Provision charged to operations	-	414,500	142,500
Loans charged off	(24,794)	(213,796)	(3,813)
Recoveries	41,315	43,475	6,974
Balance, ending	$2,715,143	$2,698,622	$2,600,104

Note 5.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities.  The borrowings consist of the following:

	March 31, 2005	December 31,
	(Unaudited)	2004
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 4.03%
principal due and payable on March 8, 2001,
callable quarterly beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.14%,
principal due and payable on December 5, 2011,
callable quarterly beginning December 5, 2003	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
plus 2 basis points, currently 2.48%, principal due
and payable on December 8, 2006	1,000,000	1,000,000
Short-term borrowing, due and payable on January 24,
2005, interest adjusted daily, currently 2.51%	-	4,500,000
Interest payable and adjusts quarterly to 3 month LIBOR
minus 25 basis points, currently 2.45%, principal due
and payable on January 27, 2010, callable only on
January 27, 2006	4,500,000	-
	$30,500,000	$30,500,000

Note 6.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  The unrealized gain on the interest rate swap agreement was $145,564 at March 31, 2005 and $39,611 at December 31, 2004, respectively.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses.  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting:  (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

The following discussion is intended to assist in understanding the results of operations and financial condition of the Company.  This discussion should be read in conjunction with the accompanying consolidated financial statements.

Results of Operations

The Company’s net income in the first quarter of 2005 was $1,170,669, an increase of 14.6% or $148,845 as compared to 1,021,824 in the first quarter of 2004.  The improved results for 2005 are primarily due to an increase in net interest income, which rose $263,305 or 8.3% from the previous year. Other significant components of the current quarter’s results were other non-interest income, which decreased by $57,708 or 8.9% in 2005 compared to 2004, a decrease of $142,500 in the provision for loan losses, an increase in other non-interest expense of $253,261, an increase of  11.0% over the prior year’s first quarter, and a decrease in income taxes of $54,009. For the first quarter of 2005, basic earnings per share were $.52 and diluted earnings per share were $.51, compared to $.46 and $.45, respectively, for the same period in 2004, increases of 13% each. The Company’s annualized return on average equity was 14.61% in the first quarter of 2005, compared to 13.85% for the first quarter of 2004, while the return on average assets was 1.23% and 1.12% for the same periods, respectively.

Net Interest Income.  The Company’s net interest income was $3,420,282 for the first quarter of 2005, compared to $3,156,977 for the first quarter of 2004, an increase of $263,305 or 8.3%.  This increase in net interest income can be attributed primarily to interest and fees earned on loans increasing by $505,984 or 19.5%.   This increase is primarily attributable to increases in market levels of interest rates during the quarter, coupled with growth in the average volume of loans outstanding. Interest on investment securities and federal funds sold declined by $65,523 or 2.8%. The combined total of interest on the aforementioned earning assets exceeded the prior year’s comparable quarter by $440,461 or 8.9%. Interest expense on both deposits and borrowings also increased during the quarter. Interest expense on deposits increased by $145,579 or 10.0% while interest expense on borrowings increased by $31,577 or 9.6% when compared to the first quarter of the prior year. The increase in interest expense is the result of continuing upward repricing of interest rates on deposit accounts, including certificates of deposit, again, largely in response to rising market interest rates, as well as growth in the balances of interest paying deposit accounts. The interest expense on borrowings was principally impacted by the rising market interest rates, and to a lesser extent, a change in the mix as the total borrowings remained essentially unchanged as compared to the first quarter of the prior year. The steady measured increases in prevailing interest rates from the historically low levels of the prior year, and continuing growth in deposits which provided funding for the increase in the volume of earning assets that are sensitive to interest rates growth, are the primary factors contributing to the improvement in net interest income. Average interest earning assets rose by $15.5 million or 4.6% to $351.9 million from $336.5 million in the first quarter of 2004.  Of this increase in interest earning assets, for the first quarter, average investment securities declined by $3.5 million to average $169.1 million in 2005 from $172.5 million in 2004, while average loans increased by $18.5 million to $181.0 million from $162.5 million in 2004.  The fully taxable equivalent annualized yield on investment securities in the first quarter 2005 was 5.89%, compared to 5.95% in the prior year’s first quarter, and the yield on loans increased to 6.85% from 6.39% in the comparable quarter of 2004. Average total deposits for the quarter rose 5.7% or $16.6 million to $309.9 million when compared to the same period in 2004. Total interest bearing deposits averaged $270.6 million for the first quarter, an increase of 5% or $12.9 million, as compared to an average of $257.7 million in the comparable period of the prior year.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended March 31
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$1,889	$11	2.33%	$1,453	$ 2	0.55%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	72,100	1,007	5.59%	74,789	1,063	5.69%
States and political subdivisions	30,086	494	6.57%	31,151	523	6.72%
Other securities	66,870	990	5.92%	66,590	980	5.89%
Total securities	169,056	2,491	5.89%	172,530	2,566	5.95%
Loans	180,986	3,100	6.85%	162,483	2,594	6.39%

Total interest-earning assets	$351,931	$5,602	6.37%	$336,466	$5,162	6.14%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$53,397	$125	0.94%	$50,018	$93	0.74%
Savings	52,598	162	1.23%	49,146	149	1.21%
Other time	164,658	1,322	3.21%	158,547	1,221	3.08%
Total deposits	270,653	1,609	2.38%	257,711	1,463	2.27%
Federal funds purchased and securities
sold under repurchase agreements	2,691	17	2.53%	6,549	22	1.34%
FHLB advances
Overnight	1,200	8	2.67%	7,440	23	1.24%
Term	29,300	254	3.47%	21,824	203	3.72%
Capital trust preferred securities	5,000	80	6.40%	5,000	80	6.40%
Total interest-bearing
liabilities	$308,844	$1,968	2.55%	$298,524	$1,791	2.40%

Net interest spread		$3,634	3.82%		$3,371	3.74%

Net interest margin			4.13%			4.01%

The net interest margin is a measure of net interest income performance.  It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets.  The Company’s net interest margin was 4.13% for the first quarter of 2005, compared to 4.01% for the first quarter of 2004.

Non-Interest Income.  For the first three months of 2005, non-interest income totaled $591,049 a decrease of 8.9%, or $57,708 versus $648,757 in the first quarter 2004. This decline is attributable to lower volume and revenue from sales of non-deposit investment products, the absence of any net securities gains resulting from normal investment portfolio management, a decline in the volume and resulting fees from our secondary market mortgage loan activity, and lower deposit fees and charges.

Non-Interest Expenses.  The Company’s total non-interest expenses of $2,554,181 for the first quarter of 2005 reflect an increase of $253,261 or 11.0% compared to $2,300,920 the same period in 2004. Expenses related to salaries and employee benefits were up $61,875 or 6.1% and $56,501 or 16.5% respectively as compared to the first quarter 2004. This increase reflects costs associated with additions to staff required as the Company grows as well as the impact of employee health and welfare plans. Other areas with significant increases were occupancy expense, which increased by 28.5% to $121,460 primarily due to the Bellgrade branch, which was not open in the first quarter 2004; legal and professional fees, which increased to $68,128 from $23,847 in the prior year, while other miscellaneous expense increased by $49,007 to $387,241, and comprises the remainder of the more significant increases.

Income Taxes.  The Company reported income taxes of $286,481 in the first quarter of 2005, compared to $340,490 for the first quarter of 2004. These amounts yielded effective tax rates of 19.7% and 25.0%, respectively.  The improvement in tax efficiency is due largely to the impact of recognition of tax credits generated by investments in Community Reinvestment Act eligible housing projects.

Financial Condition

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, western Chesterfield and western Henrico Counties in Virginia.  Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

At March 31, 2005, total loans net of unearned income declined $1.1 million from December 31, 2004, but increased $8.8 million from March 31, 2004.  The loan to deposit ratio was 56.8% at March 31,

2005, compared to 58.1% at December 31, 2004 and 57% at March 31, 2004.  As of March 31, 2005, real estate loans accounted for 76.4% of the loan portfolio, consumer loans were 5.9% of the loan portfolio, and commercial and industrial loans totaled 17.7% of the loan portfolio.

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

The following table summarizes non-performing assets:

	March 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004	March 31 2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$244	$271	$210	$449	$18
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	219	605	584	232	2,809
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$463	$876	$794	$681	$2,827
Other real estate owned	0	0	10	10	18
Other non-performing assets	118	124	124	140	140
Total non-performing assets	$581	$1,000	$928	$831	$2,985

As of March 31, 2005, management is not aware of any other credits that involve significant doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted.  There was no real estate acquired through foreclosure (OREO) at March 31, 2005, and December 31, 2004; however, at March 31, 2004, OREO totaled $18,000.  The OREO at March 31, 2004 was in the Company’s primary service area and consisted of one building lot. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001.  In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $140,000. The property is presently leased to a tenant whose lease contains an option to purchase the property through the lease expiration date of June 2006. The Company is receiving its pro-rata portion of the lease payments on a semi-annual basis, and does not anticipate the need for further adjustments of the property’s carrying value.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month.  Based primarily on the Company’s internal loan risk classification system, which classifies credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly.  Additionally, management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.  Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.  The ratio of the allowance for loan losses to total loans was 1.52% at March 31, 2005; 1.50% at December 31, 2004; and 1.53% at March 31, 2004, respectively.  Management believes that the allowance for loan losses, which may likely not increase at the same rate as the loan portfolio grows, is adequate to provide for future losses. At March 31, 2005 the ratio of the allowance for loan losses to total non-performing assets was 467% compared to 270% at December 31, 2004 and 87.1% at March 31, 2004.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. In view of the decline in the total loan balances since December 31, 2004, the improvement in the overall asset quality as evidenced by the reduction in the balance of non-performing loans, net charged-off loans, and the ratio of the reserve for loan losses to outstanding loans, management concluded that further additions to the reserve were not warranted at the present time. Accordingly, there was no provision for loan losses in the first quarter 2005. In future periods, management will continue to evaluate the adequacy of its reserve for loan losses and if indicators would suggest that additional provisions should be made, then provisions may be resumed. The provision for loan losses totaled $43,000 for the quarter ended December 31, 2004 and $142,500 for the first quarter 2004.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes.  At the end of the first quarter 2005, total securities had decreased by $203,900 to $168.8 million or 44.0% of total assets compared to $169.0 million or 44.6% at December 31, 2004 and have increased by $6.7 million from $162.1 million or 44.0% of assets at March 31, 2004.

The securities portfolio is segregated into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s recent purchases of investment securities have been limited to securities of investment grade credit quality with short to medium term maturities. The types of securities purchased generally consist of U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, corporate bonds, and bank qualified tax-free municipal securities. As the general interest rate levels are no longer falling, and in fact have been increasing since mid year 2004, there has been a decline in the number of securities in the portfolio being called by the issuers. This has slowed the decline in the overall yield of the investment portfolio year to date, as called bond proceeds no longer must be reinvested at the current lower yields. We anticipate this trend will continue.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.89% for the first quarter of 2005, compared to 5.95% for the same period in 2004.  This decline in yield is principally due to reinvestment at lower rates of proceeds of called securities, as mentioned above.

Deposits and Borrowings

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

Total deposits were $315.1 million as of March 31, 2005, an increase of $5.1 million since December 31, 2004. Total deposits have increased by $16.8 million from March 31, 2004’s level of $298.3 million. The average aggregate interest rate paid on interest bearing deposits was 2.38% in the first quarter of 2005, compared to 2.27% for the corresponding period in 2004.  The majority (53.4%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The Company does not solicit nor does it have any brokered deposits.  The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2005:

Time Deposits (Dollars in thousands)
Three months or less	$ 7,372
Three to twelve months	15,972
Over twelve months	19,388
Total	$42,732

Borrowings from the Federal Home Loan Bank have changed in structure in both overnight and term advances in order to take advantage of the current low interest rate environment.  Term advances were $30.5 million at March 31, 2005, $26.0 million at and December 31, 2004, and $26.0 million at March 31, 2004. The increase at March 31, 2005 is a result of a new five year borrowing entered into to extend the Company liabilities at a time of low interest rates.   There were no overnight advances at March 31, 2005 compared to $4.5 million at December 31, 2004 and March 31, 2004.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets.  A comparison of the Bank’s actual regulatory capital as of March 31, 2005, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual March 31, 2005	Actual March 31, 2004
Tier 1 risk-based capital	4.0%	12.79%	12.18%
Total risk-based capital	8.0%	13.81%	13.22%
Leverage ratio	4.0%	8.88%	8.43%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  In the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans. The Company has previously used portions of its borrowing availability when interest rates were favorable, to purchase marketable securities in an effort to increase net interest income. Total borrowings as of March 31, 2005 are $36.2 million, a decline of $0.3 million from $36.5 million at December 31, 2004.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves periodic monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

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

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management’s outlook, as are the assumptions used to project the yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure both the sensitivity of earnings as well as the theoretical market value of equity to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The Company utilizes economic value simulation to calculate the estimated fair value of assets and liabilities under different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

In the period since December 31, 2004, the prime interest rate has increased twice, each time by 25 basis points, notwithstanding these increases, the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that since December 31, 2004, there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial and Results of Operations - Liquidity and Interest Rate Sensitivity” in Part I, Item 2 of this report.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating effectively in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6

EXHIBITS

Exhibit No.

Document

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

Date:  May 16, 2005

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  May 16, 2005

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