Form 10-Q
period 2005-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2005-08-15
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

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

As of August 11, 2005, 2,278,934 shares of common stock were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I.  Financial Information

Page No.

  Item 1

Financial Statements

Consolidated Balance Sheets – June 30, 2005 (Unaudited)

and December 31, 2004

3

Consolidated Statements of Income – Three and Six

Months Ended June 30, 2005 and 2004 (Unaudited)

4

Consolidated Statements of Stockholders Equity – Six

Months Ended June 30, 2005 and 2004 (Unaudited)

6

Consolidated Statements of Cash Flows – Six Months

Ended June 30, 2005 and 2004 (Unaudited)

7

Notes to Consolidated Financial Statements – June 30, 2005

and 2004 (Unaudited)

8

  Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

15

  Item 3

Quantitative and Qualitative Disclosures About Market Risk

25

  Item 4

Controls and Procedures

25

Part II.  Other Information

  Item 4

Submission of Matters to a Vote of Security Holders

26

  Item 6

Exhibits

26

PART I

FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005 (Unaudited)	December 31, 2004
Cash and due from banks	$10,241,695	$9,663,181
Federal funds sold	7,227,000	-
Total cash and cash equivalents	17,468,695	9,663,181
Securities available for sale at fair value	163,259,757	160,219,203
Securities held to maturity at amortized cost (fair value 2005 $8,764,551;
2004 $9,134,149)	8,481,014	8,820,035
Mortgage loans held for sale	50,000	1,264,175
Total loans	185,189,932	180,032,318
Less: Unearned income	(80,664)	(100,141)
Allowance for loan losses	(2,805,257)	(2,698,622)
Loans, net	182,304,011	177,233,555
Bank premises and equipment, net	10,017,715	8,134,145
Accrued interest receivable	2,360,334	2,297,411
Other assets	12,295,512	11,644,488
Total assets	$396,237,038	$379,276,193

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$46,079,152	$41,046,290
Interest bearing demand deposits and NOW accounts	52,933,859	54,634,469
Savings deposits	50,435,536	53,190,797
Time deposits, $100,000 and over	44,995,630	39,204,176
Other time deposits	130,575,063	121,871,237
	$325,019,240	$309,946,969
Federal funds purchased and securities sold under repurchase agreements	511,500	997,000
FHLB advances
Term	30,500,000	26,000,000
Overnight	-	4,500,000
Long term debt, capital trust preferred securities	5,000,000	5,000,000
Accrued interest payable	449,587	416,469
Other liabilities	1,378,469	1,034,809
Total liabilities	$362,858,796	$347,895,247
STOCKHOLDERS' EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized, 2,276,288
and 2,261,716 shares issued and outstanding respectively	$2,845,360	$2,827,145
Surplus	10,698,047	10,417,162
Retained earnings	19,246,176	17,558,418
Accumulated other comprehensive income, net	588,659	578,221
Total stockholders' equity	$33,378,242	$31,380,946
Total liabilities and stockholders equity	$396,237,038	$379,276,193

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$ 3,267,620	$ 2,683,867	$ 6,367,781	$ 5,278,043
Interest on securities:
U.S. Government agencies
and corporations	1,053,671	984,475	2,060,380	2,010,077
U.S. Treasury securities	-	-	-	37,286
States and political subdivisions	372,117	399,596	747,495	802,645
Other	932,274	883,457	1,827,938	1,769,651
Interest on federal funds sold	9,503	4,824	20,499	6,962

Total interest income	$ 5,635,185	$ 4,956,219	$ 11,024,093	$ 9,904,664

Interest expense
Interest on deposits	1,736,708	1,455,793	3,345,478	2,918,984
Interest on federal funds purchased and
securities sold under repurchase agreements	22,128	8,325	39,498	30,688
Interest on FHLB borrowings:
Term	272,269	234,442	526,507	437,610
Overnight	-	13,815	8,185	36,594
Interest on capital trust preferred securities	80,952	80,952	161,015	160,920

Total interest expense	2,112,057	1,793,327	4,080,683	3,584,796

Net interest income	$ 3,523,128	$ 3,162,892	$ 6,943,410	$ 6,319,868

Provision for loan losses	59,000	135,500	59,000	278,000

Net interest income after provision
for loan losses	$ 3,464,128	$ 3,027,392	$ 6,884,410	$ 6,041,868
Other income
Deposit fees and charges	301,566	268,603	562,250	537,364
Bank card fees	89,192	77,004	174,151	145,093
Increase in cash surrender value of life insurance	68,527	68,454	139,084	136,908
Secondary mortgage market loan interest and fees	59,735	59,104	107,096	125,436
Investment and insurance commissions	109,767	104,151	181,307	209,434
Realized gain on sale of securities available for sale	104,615	97,497	104,615	122,391
Other	51,844	67,111	107,791	114,054

Total other income	785,246	741,924	1,376,294	1,390,680

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Other expenses
Salaries and wages	1,149,879	1,086,484	2,234,707	2,109,437
Pensions and other employee benefits	422,384	377,512	820,500	719,127
Occupancy expense	117,388	116,374	238,848	210,856
Equipment depreciation	157,003	156,134	309,305	314,304
Equipment repairs and maintenance	82,950	70,031	157,086	137,603
Advertising and public relations	59,753	58,335	112,139	102,636
Federal insurance premiums	10,676	11,270	21,337	22,441
Office supplies, telephone, and postage	149,967	145,383	295,925	298,866
Taxes and licenses	66,820	57,432	125,784	102,522
Legal and professional fees	76,568	49,132	144,696	72,980
Consulting fees	69,904	51,342	134,515	98,333
Other operating expenses	372,083	367,719	694,713	658,962

Total other expenses	2,735,375	2,547,148	5,289,555	4,848,067

Income before income taxes	1,513,999	1,222,168	2,971,149	2,584,481

Income taxes	305,167	174,758	591,648	515,247

Net income	$ 1,208,832	$ 1,047,410	$ 2,379,501	$ 2,069,234

Earnings per share, basic:
Income before income taxes	$ 0.67	$ 0.55	$ 1.31	$ 1.16
Net income	$ 0.53	$ 0.47	$ 1.05	$ 0.93

Earnings per share, assuming dilution:
Income before income taxes	$ 0.66	$ 0.53	$ 1.29	$ 1.13
Net income	$ 0.52	$ 0.46	$ 1.03	$ 0.91

Cash dividends paid per share	$ 0.16	$ 0.145	$ 0.305	$ 0.29

Weighted average shares, basic	2,269,630	2,241,902	2,265,957	2,235,518
Weighted average shares, assuming dilution	2,302,856	2,286,183	2,305,696	2,282,354

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

For the Six Months Ended June 30, 2004 and 2005

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2003	$2,641,593	$6,886,930	$17,393,695	$1,420,520		$28,342,738
Comprehensive income:
Net income for the six months ended June 30, 2004			2,069,234		$2,069,234	2,069,234
Other comprehensive income, net of tax:
Unrealized holding (losses) arising during the period,
net of deferred income taxes of $1,655,192				(3,210,916)	(3,210,916)	(3,210,916)
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $42,737				(79,654)	(79,654)	(79,654)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income
taxes of $ 40,362				65,965	65,965	65,965

Total comprehensive income (loss)					$(1,155,371)

Issuance of common stock:
21,705 shares pursuant to exercise of stock options	27,131	246,065				273,196
106,431 shares pursuant to a 5% stock dividend	133,039	2,769,334	(2,902,373)
3,998 shares pursuant to dividend reinvestment plan	4,997	108,734				113,731
Payment for 386 fractional shares of common stock			(10,540)			(10,540)
Cash dividends declared, $.29 per share			(637,955)			(637,955)
Balance, June 30, 2004	$2,806,760	$10,011,063	$15,912,061	$(1,804,085)		$26,925,799

Balance, December 31, 2004	$2,827,145	$10,417,162	$17,558,418	$578,221		$31,380,946
Comprehensive income:
Net income for the six months ended June 30, 2005			2,379,501		$2,379,501	2,379,501
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period,
net of deferred income taxes of $30,179				58,233	58,233	58,233
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $37,263				(67,351)	(67,351)	(67,351)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income
taxes of $11,966				19,556	19,556	19,556

Total comprehensive income					$2,389,939

Issuance of common stock:
9,633 shares pursuant to exercise of stock options	12,041	106,912				118,953
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options		43,756				43,756
4,937 shares pursuant to dividend reinvestment plan	6,174	130,217				136,391
Cash dividends declared, $.305 per share			(691,743)			(691,743)
Balance, June 30, 2005	$2,845,360	$10,698,047	$19,246,176	$588,659		$33,378,242

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net Income	$2,379,501	$2,069,234
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	16,714	18,589
Depreciation	367,295	369,003
Deferred income taxes	(154,139)	(68,751)
Provision for loan losses	59,000	278,000
Amortization and accretion on securities	93,018	107,447
Realized gain on sales of securities available for sale	(104,615)	(122,391)
Increase in cash surrender value of life insurance	(139,086)	(136,508)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	1,214,175	669,400
Accrued interest receivable	(62,923)	95,713
Other assets	(175,355)	59,098
Increase (decrease) in liabilities:
Accrued interest payable	33,118	(30,594)
Other liabilities	344,016	221,300
Net cash provided by operating activities	$3,870,721	$3,529,540

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$334,000	$255,000
Proceeds from calls and maturities of securities
available for sale	12,514,122	32,514,828
Proceeds from sales of securities available for sale	4,076,828	-
Purchase of securities available for sale	(19,631,089)	(22,104,012)
Acquisition of other assets	(129,119)	-
Net increase in loans made to customers	(5,129,456)	(15,016,502)
Net purchases of premises and equipment	(2,250,865)	(1,110,334)
Net cash (used in) investing activities	$(10,215,579)	$(5,461,020)

Cash Flows from Financing Activities
Net increase in deposits	$15,072,271	$783,394
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(485,500)	(3,653,000)
Net proceeds on FHLB borrowings	-	4,500,000
Net proceeds from issuance of common stock	255,344	386,927
Dividends paid	(691,743)	(648,495)
Net cash provided by financing activities	$14,150,372	$1,368,826
Increase (decrease) in cash and cash equivalents	$7,805,514	$(562,654)
Cash and cash equivalents:
Beginning	9,663,181	13,029,151
Ending	$17,468,695	$12,466,497
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,047,565	$3,615,390
Income Taxes	$684,616	$644,157

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

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

Recent Accounting Pronouncements:  In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Company’s results of operations at the present time.

In November 2003, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost.

The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue. In November 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	June 30, 2005 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$ 74,007,647	$ 436,306	$ (359,971)	$ 74,083,982
Bank eligible preferred and equities	20,341,569	327,083	(1,291,310)	19,377,342
Mortgage-backed securities	11,034,326	25,784	(130,384)	10,929,726
Corporate and other debt	37,617,750	1,898,171	(242,257)	39,273,664
States and political subdivisions	19,427,719	274,304	(106,980)	19,595,043
	$ 162,429,011	$ 2,961,648	$(2,130,902)	$ 163,259,757

	December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$ 74,479,154	$ 250,566	$ (563,451)	$ 74,166,269
Bank eligible preferred and equities	20,545,680	410,316	(1,525,201)	19,430,795
Mortgage-backed securities	8,334,907	41,395	(88,897)	8,287,405
Corporate and other debt	34,657,978	2,285,417	(56,629)	36,886,766
States and political subdivisions	21,354,535	313,854	(220,421)	21,447,968
	$ 159,372,254	$ 3,301,548	$(2,454,599)	$ 160,219,203

Carrying amounts and approximate market values of securities being held to maturity are as follows:

	June 30, 2005 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$ 8,481,014	$ 283,537	$ -	$ 8,764,551

	December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$ 8,820,035	$ 322,299	$ (8,185)	$ 9,134,149

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at June 30, 2005 and December 31, 2004.

	June 30, 2005 (Unaudited)
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$ 12,911,770	$ (47,440)	$ 9,232,630	$ (312,531)	$ 22,144,400	$ (359,971)
Bank eligible preferred and equities	-	-	13,931,900	(1,291,310)	13,931,900	(1,291,310)
Mortgage-backed securities	3,897,408	(23,826)	6,210,387	(106,558)	10,107,795	(130,384)
Corporate and other debt	6,501,600	(224,757)	1,982,500	(17,500)	8,484,100	(242,257)
States and political subdivisions	2,140,392	(18,575)	5,391,081	(88,405)	7,531,473	(106,980)
	$ 25,451,170	$(314,598)	$ 36,748,498	$ (1,816,304)	$ 62,199,668	$(2,130,902)

Securities Held to Maturity
States and political subdivisions	$ -	$ -	$ -	$ -	$ -	$ -

	December 31, 2004
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$ 21,681,260	$ (130,096)	$ 9,371,370	$ (433,355)	$ 31,052,630	$ (563,451)
Bank eligible preferred and equities	6,240,410	(604,340)	7,203,500	(920,861)	13,443,910	(1,525,201)
Mortgage-backed securities	5,273,399	(62,613)	1,949,200	(26,284)	7,222,599	(88,897)
Corporate and other debt	7,674,737	(56,629)	-	-	7,674,737	(56,629)
States and political subdivisions	4,552,955	(50,223)	5,471,457	(170,198)	10,024,412	(220,421)
	$ 45,422,761	$ (903,901)	$ 23,995,527	$(1,550,698)	$ 69,418,288	$(2,454,599)

Securities Held to Maturity
States and political subdivisions	$ 1,021,819	$ (8,185)	$ -	$ -	$ 1,021,819	$ (8,185)

The unrealized loss positions at June 30, 2005 were primarily related to interest rate movements as there is minimal credit risk exposure in these investments.  With the except of two $1.0 million principal amount Ford and two $1.0 million principal amount GMAC corporate bonds that were recently downgraded to below investment grade by S&P, all securities noted above are investment grade or better and all losses are considered temporary.  No impairment has been recognized on any of the securities in a loss position as management has the intent and demonstrated ability to hold such securities indefinitely or to scheduled maturity or call dates.

Note 3. Loans

Major classifications of loans are summarized as follows:

	June 30, 2005	December 31,
	(Unaudited)	2004
Commercial	$34,069,199	$33,250,643
Real Estate:
Mortgage	78,075,399	77,152,832
Home equity	8,954,500	7,952,365
Construction	52,585,047	49,787,759
Total real estate	139,614,946	134,892,956
Bank cards	851,044	880,815
Installment	10,654,743	11,007,904
	185,189,932	180,032,318
Less unearned income	(80,664)	(100,141)
	185,109,268	179,932,177
Allowance for loan losses	(2,805,257)	(2,698,622)
Loans, net	$182,304,011	$177,233,555

Changes in the allowance for loan losses were as follows:

	June 30, 2005	December 31,	June 30, 2004
	(Unaudited)	2004	(Unaudited)
Balance, beginning	$2,698,622	$2,454,443	$2,454,443
Provision charged to operations	59,000	414,500	278,000
Loans charged off	(41,255)	(213,796)	(137,097)
Recoveries	88,890	43,475	16,470
Balance, ending	$2,805,257	$2,698,622	$2,611,816

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	June 30, 2005	December 31,
	(Unaudited)	2004
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate of 4.03%
principal due and payable on March 8, 2011,
callable quarterly beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.14%,
principal due and payable on December 5, 2011,
callable quarterly beginning December 5, 2003	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
plus 2 basis points, currently 3.39%, principal due
and payable on December 8, 2006	1,000,000	1,000,000
Short-term borrowing, due and payable on January 24,
2005, interest adjusted daily, currently 2.51%	-	4,500,000
Interest payable and adjusts quarterly to 3 month LIBOR
minus 25 basis points, currently 2.93%, principal due
and payable on January 27, 2010, callable only on
January 27, 2006	4,500,000	-
	$ 30,500,000	$ 30,500,000

 Note 5.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  The unrealized gain on the interest rate swap agreement was $71,135 at June 30, 2005 and $39,611 at December 31, 2004, respectively.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors and internal risk classifications as two of the factors in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Results of Operations

The Company’s net income in the second quarter of 2005 was $1,208,832 an increase of $161,422 or 15.4 percent as compared to $1,047,410 in the second quarter of 2004. The improvement in results for 2005 is primarily due to an increase in net interest income, which rose $360,236 or 11.4% from the comparable period in the previous year. Other significant components of the current quarter’s results compared to the second quarter 2004 were other non-interest income, which increased by $43,322 or 5.8%, a decline of $76,500 or 56.5% in the provision for loan loss expense, an increase in other non-interest expense of $188,227 or 7.4%, and an increase in income taxes of $130,409 or 74.6%. For the second quarter of 2005, basic earnings per share were $.53 and fully diluted were $.52, compared to $.47 and $.46, respectively, for the same period in 2004, increases of 14% and 14.6%. The Company’s annualized return on average equity was 15.23% in the second quarter of 2005, compared to 14.47% for the second quarter of 2004, while the return on average assets was 1.24% and 1.14% for the same periods, respectively. The book value of a share of common stock, at the end of the second quarter 2005 increased by 22 percent to $14.66 versus $11.99 in the prior year. The return on stockholders’ equity was 15.23% for the second quarter 2005 compared to 14.47% in second quarter 2004.

For the first six months of 2005, net income was $2,379,501, an increase of $310,267 or 15% compared to $2,069,234 in the first half of 2004. On a per share basis, earnings for the first half of 2005 were $1.05 and on a fully diluted basis were $1.03 compared to $0.93 and $0.91, respectively, for the first half of last year. The return on stockholders’ equity was 15.05% for the first six months of 2005, up from 14.16% in the prior year.

Net Interest Income.  The Company’s net interest income was $3,523,128 for the second quarter of 2005, compared to $3,162,892 for the second quarter of 2004, an increase of $360,236 or 11.4%.  The increase in net interest income can be attributed principally to an increase in interest and fees earned on loans of $583,753 or 21.8%. This increase is primarily attributable to increases in interest rates during the quarter, coupled with growth in the average volume of loans outstanding. Interest on investment securities and federal funds sold increased by $95,213 or 4.2%. The combined total interest on these earning assets exceeded the prior year’s comparable quarter by $678,966 or 13.7%. Interest expense on both deposits and borrowings also increased during the quarter. Interest expense on deposits increased by $280,915 or 19.3% while interest expense on borrowings increased by $37,815 or 11.2% when compared to the second quarter of the prior year. The increase in interest expense is the result of continuing upward repricing of interest rates on deposit accounts, including certificates of deposit, largely in response to rising competitive interest rates, as well as growth in the balances of interest paying deposit accounts. The expense on borrowings was similarly impacted by the rising market interest rates, despite the total borrowings declining slightly when compared to the second quarter of the prior year. The measured increases in market interest rates from the historically low levels of the prior years, coupled with continuing growth in volume of both deposits and earning assets, in particular, loans, given the asset sensitivity of the bank, has resulted in interest earned and paid both increasing, however interest earned increased more and therefore exceeded the increase in interest paid, resulting in the expansion of the net interest income and margin.

Average interest earning assets in the second quarter 2005 rose by $22.8 million or 6.8% to $361 million from $338.2 million in the second quarter of 2004.  Of this increase in earning assets, for the second quarter, average investment securities increased by $10.6 million to average $176.4 million in 2005 from $165.8 million in 2004, while average loans increased by $13.1 million to $182.9 million from $169.8 million in 2004. The fully taxable equivalent annualized yield on investment securities in the second quarter 2005 was 5.83%, compared to 5.99% in the prior year’s second quarter, and the yield on loans increased to 7.13% from 6.30% in the comparable quarter of 2004. Average total deposits for the quarter rose 6.9% or $20.5 million to $318.7 million when compared to the same period in 2004.  Total interest bearing deposits averaged $277.9 million for the second quarter, an increase of 7.2% or $18.6 million, as compared to an average of $259.3 million in the comparable period of the prior year.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended June 30
		2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$ 1,250	$ 10	3.20%	$ 2,024	$ 5	0.99%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	75,123	1,054	5.61%	66,334	984	5.93%
States and political subdivisions	30,097	491	6.53%	31,307	522	6.67%
Other securities	71,171	1,027	5.77%	68,166	977	5.73%
Total securities	176,391	2,572	5.83%	165,807	2,483	5.99%
Loans	183,389	3,268	7.13%	170,352	2,684	6.30%

Total interest-earning assets	$361,030	$ 5,850	6.48%	$338,183	$ 5,172	6.12%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$ 54,548	$ 134	0.98%	$ 50,835	$ 95	0.75%
Savings	50,411	158	1.25%	50,440	158	1.25%
Other time	172,934	1,445	3.34%	157,981	1,203	3.05%
Total deposits	277,893	1,737	2.50%	259,256	1,456	2.25%
Federal funds purchased and securities sold under repurchase agreements	2,737	22	3.22%	2,653	8	1.21%
FHLB advances
Term	30,500	272	3.57%	26,000	234	3.60%
Overnight	-	-	-	4,500	14	1.24%
Capital trust preferred securities	5,000	81	6.48%	5,000	81	6.48%
Total interest-bearing liabilities	$316,130	$ 2,112	2.67%	$297,409	$ 1,793	2.41%

Net interest spread		$ 3,738	3.81%		$ 3,379	3.71%

Net interest margin			4.14%			4.00%

	Six Months Ended June 30
		2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$ 1,568	$ 20	5.10%	$ 1,738	$ 7	0.81%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	73,620	2,060	5.60%	70,561	2,047	5.80%
States and political subdivisions	30,092	986	6.55%	31,229	1,045	6.69%
Other securities	69,032	2,017	5.84%	67,387	1,957	5.81%
Total securities	172,744	5,063	5.86%	169,177	5,049	5.97%
Loans	182,194	6,368	6.99%	166,418	5,278	6.34%

Total interest-earning assets	$356,506	$ 11,451	6.42%	$337,333	$ 10,334	6.13%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$ 53,976	$ 259	0.96%	$ 50,427	$ 188	0.75%
Savings	51,498	320	1.24%	49,793	307	1.23%
Other time	168,819	2,767	3.28%	158,264	2,424	3.06%
Total deposits	274,293	3,346	2.44%	258,484	2,919	2.26%
Federal funds purchased and securities
sold under repurchase agreements	2,714	39	2.87%	4,601	31	1.35%
FHLB advances
Term	29,903	527	3.52%	23,912	438	3.66%
Overnight	597	8	2.68%	5,970	37	1.24%
Capital trust preferred securities	5,000	161	6.44%	5,000	161	6.44%
Total interest-bearing
liabilities	$312,507	$ 4,081	2.61%	$297,967	$ 3,586	2.41%

Net interest spread		$ 7,370	3.81%		$ 6,748	3.72%

Net interest margin			4.13%			4.00%

The tax equivalent net interest margin is a measure of net interest income performance. It represents the difference between tax equivalent interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets.  The Company’s tax equivalent net interest margin was 4.14% for the second quarter of 2005, compared to 4.00% for the second quarter of 2004. Year to date, the tax equivalent net interest margin was 4.13% versus 4.00% in the comparable period of the prior year.

Non-Interest Income.  For the second quarter 2005, non-interest income totaled $785,246 an increase of 5.8%, or $43,322 versus $741,924 in the comparable quarter of 2004. This increase is attributable to higher deposit fees and charges and bank card fees. The majority of other categories of non-interest income remained level or slightly up from the prior year, except other non-interest income, which declined $15,267 or 22.7% primarily due to lower commissions on credit life insurance and reduced earnings from title insurance. Year to date non-interest income totaled $1,376,294, a decline of $14,386 or 1% when compared to $1,390,680 in the first half of 2004.

Non-Interest Expenses.  The Company’s total non-interest expenses of $2,735,375 for the second quarter of 2005 increased by $188,227 or 7.4% compared to $2,547,148 for the comparable period in 2004. Expenses related to salaries and employee benefits were up $63,395 or 5.8% and $44,872 or 11.9% respectively as compared to the second quarter 2004. This increase reflects the cost of staff additions resulting from growth of the Company as well as the impact of employee health and welfare plans. Other areas with significant increases were equipment repair and maintenance expense, which increased by 18.4% to $82,950 from $70,031 last year; legal and professional fees, which increased 55.8% to $76,568 from $49,132 in the prior year; and consulting fees which increased by 36.2% to $69,904 from $51,342 in 2004. Both legal and professional and consulting fees increased due to higher fees from vendors for outsourced accounting and information technology services. For year to date 2005, total non-interest expense was $5,289,555 an increase of $441,488 or 9.1% compared to $4,848,067 for the year to date period in 2004.

Income Taxes.  For the second quarter 2005, the Company reported income taxes of $305,167, compared to $174,758 for the second quarter of 2004. The increase is due to having higher pre-tax income in 2005, as well as the prior year’s comparable period reflecting the benefit of higher levels of non taxable municipal securities combined with adjustments in tax credits to be recognized from investments in Community Reinvestment Act eligible housing projects. The Company’s effective tax rate for second quarter 2005 was 20.2%. On a year to date basis, income taxes represented $591,648 in 2005 compared to $515,247 in 2004, with both periods reflecting an effective rate of 19.9%.

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

The principal economic risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions.  The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas.  The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Bank’s real estate construction loans are for pre-sold or contract homes.  Builders are limited, and monitored as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.

At June 30, 2005, total loans net of unearned income increased by $5.1 million or 2.8% from December 31, 2004, and had increased $11.7 million from June 30, 2004.  The loan to deposit ratio was 57% at June 30, 2005, compared to 58.1% at December 31, 2004 and 58% at June 30, 2004.  As of June 30, 2005, real estate loans accounted for 75.4% of the loan portfolio, consumer loans were 6.2% of the loan portfolio, and commercial and industrial loans totaled 18.4% of the loan portfolio.

Asset Quality.  Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets.  Non-accrual loans are loans on which interest accruals have been discontinued.  Loans which reach non-accrual status, per policy, may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection.  Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.  Other real estate owned (OREO) is real estate acquired through foreclosure.

The following table summarizes non-performing assets:

	June 30 2005	March 31 2005	Dec. 31 2004	Sep. 30 2004	June 30 2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$224	$244	$271	$210	$449
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	135	219	605	584	232
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$359	$463	$876	$794	$681
Other real estate owned	0	0	0	10	10
Other non-performing assets	118	118	124	124	140
Total non-performing assets	$477	$581	$1,000	$928	$831

As of June 30, 2005, management is not aware of any other material credits that involve significant doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted.  There was no real estate acquired through foreclosure (OREO) at June 30, 2005, and December 31, 2004; however, at June 30, 2004, OREO totaled $10,000.  The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal or (ii) the existing loan balance.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001. In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $117,760. The property is presently leased to a tenant whose lease contains an option to purchase the property through the lease expiration date of June 2006. The

Company is receiving its pro-rata portion of the lease payments on a semi-annual basis, and does not anticipate the need for further adjustments of the property’s carrying value.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month.  Based primarily on the Company’s internal loan risk classification system, which classifies credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly.  Additionally, management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.  Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.  The ratio of the allowance for loan losses to total loans was 1.52% at June 30, 2005, 1.52% at March 31, 2005, and 1.50% at December 31, 2004; and 1.51% at June 30, 2004.  Management believes that the allowance for loan losses, which may not increase at the same rate as the loan portfolio grows, is adequate to provide for future losses. At June 30, 2005 the ratio of the allowance for loan losses to total non-performing assets was 588% compared to 270% at December 31, 2004 and 314% at June 30, 2004.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. In the opinion of management, the provision charged to expense has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy. Accordingly, the provision for loan losses was $59,000 in the second quarter 2005, versus $135,500 in the second quarter 2004. In future periods, management will continue to evaluate the adequacy of its reserve for loan losses and, if analysis indicates that additional provisions should be made, then such additional provisions may be made. The provision for loan losses totaled $59,000 for the first half of 2005 compared to $278,000 for the first half of 2004.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes.  At the end of the second quarter 2005, total securities had increased by $2.7 million to $171.7 million or 43.3% of total assets compared to $169.0 million or 44.6% at December 31, 2004 and have increased by $10.4 million from $161.3 million or 44.1% of assets at June 30, 2004.

The securities portfolio is segregated and classified into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s recent purchases of investment securities have been limited to securities of investment grade credit quality, generally with short to medium term contractual final maturities. The types of securities purchased generally consist of U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, fixed and variable rate corporate bonds, and bank qualified tax-free municipal securities. As the general market interest rate levels continue to rise, there has been a decline in the number of callable securities in the portfolio where the issuer is exercising their option to call the bonds. This has slowed the decline in the overall yield of the investment portfolio year to date, as called bond proceeds no longer must be reinvested at the current lower yields. We anticipate this trend will continue.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.83% and 5.86% for the second quarter and first six months, respectively of 2005, compared to 5.99% and 5.97% for the same periods respectively in 2004. This decline in yield is principally due to reinvesting proceeds of called and matured bonds at lower rates, as previously mentioned above.

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

Total deposits were $325 million as of June 30, 2005, an increase of $15.1 million or 4.9 % since December 31, 2004. Total deposits also increased by $23.5 million from the June 30, 2004 level of $301.5 million. The average aggregate interest rate paid on interest bearing deposits was 2.50% in the second quarter of 2005, compared to 2.25% for the corresponding period in 2004.  For the first six months of 2005 the rate on interest bearing deposits was 2.44% versus 2.26% for the first half of 2004. Certificates of deposit constitute the largest component of the Company’s deposits, at 54%, and by their nature tend to have the highest yields for depositors, and  costs to the Company. This is due to the fact that many of its customers are individuals who seek yields that are higher than those offered on savings and demand accounts.

The Company does not solicit nor does it have any brokered deposits.  The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30 and March 31, 2005 and December 31, 2004:

		Time Deposits (Dollars in thousands)
	June 30, 2005	March 31, 2005	December 31, 2004
Three months or less	$ 6,241	$ 7,372	$ 4,627
Three to twelve months	15,878	15,972	17,428
Over twelve months	22,877	19,388	17,149
Total	$ 44,996	$ 42,732	$ 39,204

Borrowings from the Federal Home Loan Bank have changed in structure in that overnight advances of $4.5 million had been converted to term advances during the first quarter of 2005 in order to take advantage of the then current interest rate environment. Term advances were $30.5 million at June 30, 2005, $26.0 million at and December 31, 2004, and $26.0 million at June 30, 2004. There were no overnight advances at June 30, 2005 or March 31, 2005 as compared to $4.5 million at December 31, 2004 and June 30, 2004.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to bank assets.  A comparison of the Bank’s actual regulatory capital as of June 30, 2005, December 31, 2004, and June 30, 2004, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual June 30, 2005	Actual December 31, 2004	Actual June 30, 2004
Tier 1 risk-based capital	4.0%	13.04%	12.52%	12.06%
Total risk-based capital	8.0%	14.06%	13.56%	13.09%
Leverage ratio	4.0%	9.26%	8.68%	8.41%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  Both currently, as well as in the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans. The Company has previously, and may in the future, use portions of its borrowing availability, when interest rates are favorable, to purchase marketable securities in an effort to increase net interest income. Total borrowings as of June 30, 2005 are $36 million, as compared to $36.5 million at December 31, 2004, and $36.1 million at June 30, 2004.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves periodic monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

We use simulation model analysis to measure the sensitivity of income to changes in interest rates. These analysis are known as net interest income at risk and net income at risk. The simulation model utilized calculates an earnings estimate based on current and projected balances and rates. This method is naturally subject to the accuracy of the assumptions that underlie the process; however, it provides a realistic and useful forecast of the impact of changes in market interest rates. It also generates a dynamic gap analysis that is a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

In the period from December 31, 2004 to June 30, 2005, the prime interest rate has increased four times, each time by 25 basis points, notwithstanding these increases, the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over the corresponding period. Accordingly, management has concluded that since December 31, 2004, there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Interest Rate Sensitivity” in Part I, Item 2 of this report.

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

(a)

The Annual Meeting of Shareholders, which was held on April 26, 2005.

(c)

Matters voted upon:

1.

Election of Ralph Larry Lyons as a director for a three year term:

Votes for

1,758,140

Votes withheld

22,023

2.

Approval of the Central Virginia Bankshares, Inc. Employee Stock Purchase Plan:

Votes for

1,046,679

Votes against

84,595

Abstentions

16,314

Broker non-votes

632,574

4.

Ratification of Yount, Hyde & Barbour as the independent registered public accounting auditors:

Votes for

1,758,736

Votes against

730

Abstentions

20,696

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

Date:  August 15, 2005

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  August 15, 2005

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