Form 10-Q
period 2005-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2005-11-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X

As of October 11, 2005, 2,283,336 shares of common stock were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I.  Financial Information

Page No.

  Item 1

Financial Statements

Consolidated Balance Sheets – September 30, 2005 (Unaudited)

and December 31, 2004

3

Consolidated Statements of Income – Three and Nine

Months Ended September 30, 2005 and 2004 (Unaudited)

4

Consolidated Statements of Stockholders’ Equity – Nine

Months Ended September 30, 2005 and 2004 (Unaudited)

6

Consolidated Statements of Cash Flows – Nine Months

Ended September 30, 2005 and 2004 (Unaudited)

7

Notes to Consolidated Financial Statements – September 30, 2005

and 2004 (Unaudited)

8

  Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

15

  Item 3

Quantitative and Qualitative Disclosures About Market Risk

25

  Item 4

Controls and Procedures

25

Part II.  Other Information

  Item 6

Exhibits

25

PART I

FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2005 (Unaudited)	December 31, 2004
Cash and due from banks	$11,460,595	$9,663,181
Federal funds sold	2,421,000	-
Total cash and cash equivalents	13,881,595	9,663,181
Securities available for sale at fair value	153,030,590	160,219,203
Securities held to maturity at amortized cost (fair value: 2005, $8,794,031;
2004, $9,134,149)	8,478,025	8,820,035
Mortgage loans held for sale	201,800	1,264,175
Total loans	195,059,331	180,032,318
Less: Unearned income	(65,045)	(100,141)
Allowance for loan losses	(2,879,149)	(2,698,622)
Loans, net	192,115,137	177,233,555
Bank premises and equipment, net	10,426,056	8,134,145
Accrued interest receivable	2,591,043	2,297,411
Other assets	13,040,822	11,644,488
Total assets	$393,765,068	$379,276,193

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$44,719,785	$41,046,290
Interest bearing demand deposits and NOW accounts	54,986,086	54,634,469
Savings deposits	47,590,171	53,190,797
Time deposits, $100,000 and over	44,772,451	39,204,176
Other time deposits	130,252,721	121,871,237
	$322,321,214	$309,946,969
Federal funds purchased and securities sold under repurchase agreements	711,000	997,000
FHLB advances
Term	30,500,000	26,000,000
Overnight	-	4,500,000
Long term debt, capital trust preferred securities	5,000,000	5,000,000
Accrued interest payable	433,463	416,469
Other liabilities	1,460,980	1,034,809
Total liabilities	$360,426,657	$347,895,247
STOCKHOLDERS' EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,283,336
and 2,261,716 shares issued and outstanding respectively	$2,854,170	$2,827,145
Surplus	10,837,540	10,417,162
Retained earnings	20,071,575	17,558,418
Accumulated other comprehensive income, net	(424,874)	578,221
Total stockholders' equity	$33,338,411	$31,380,946
Total liabilities and stockholders' equity	$393,765,068	$379,276,193

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$3,482,027	$2,866,853	$9,849,808	$8,144,896
Interest on securities:
U.S. Government agencies
and corporations	1,059,337	947,101	3,119,718	2,957,178
U.S. Treasury securities	-	-	-	37,286
States and political subdivisions	346,166	389,138	1,093,660	1,191,783
Other	981,555	927,708	2,809,493	2,697,359
Interest on federal funds sold	19,269	7,564	39,769	14,526

Total interest income	5,888,354	5,138,364	16,912,448	15,043,028

Interest expense
Interest on deposits	1,863,292	1,507,063	5,208,771	4,426,047
Interest on federal funds purchased and
securities sold under repurchase agreements	26,601	1,960	66,099	32,648
Interest on FHLB borrowings:
Term	245,311	237,813	771,819	675,423
Overnight	-	19,300	8,185	55,893
Interest on capital trust preferred securities	81,842	81,842	242,856	242,762

Total interest expense	2,217,046	1,847,978	6,297,730	5,432,773

Net interest income	3,671,308	3,290,386	10,614,718	9,610,255

Provision for loan losses	107,000	93,500	166,000	371,500

Net interest income after provision
for loan losses	$3,564,308	$3,196,886	$10,448,718	$9,238,755
Other non interest income
Deposit fees and charges	300,600	271,948	862,850	809,312
Bank card fees	92,817	79,129	266,968	224,223
Increase in cash surrender value of life insurance	68,528	61,675	207,611	198,583
Secondary mortgage market loan interest and fees	58,868	56,004	165,964	181,440
Investment and insurance commissions	59,047	138,824	240,354	348,259
Realized gain on sale of securities available for sale	78,369	64,039	182,984	186,429
Other	70,633	66,274	178,425	180,328

Total other income	728,862	737,893	2,105,156	2,128,574

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Other non interest expenses
Salaries and wages	1,179,197	1,089,091	3,413,903	3,198,528
Pensions and other employee benefits	426,407	371,757	1,246,907	1,090,884
Occupancy expense	156,913	112,569	395,760	323,425
Equipment depreciation	160,004	151,672	469,309	465,976
Equipment repairs and maintenance	82,760	72,265	239,847	209,868
Advertising and public relations	56,981	57,731	169,120	160,366
Federal insurance premiums	10,254	10,748	31,591	33,190
Office supplies, telephone, and postage	161,570	138,262	457,496	437,129
Taxes and licenses	71,278	64,347	197,062	166,869
Legal and professional fees	4,803	50,603	149,499	123,583
Consulting fees	72,164	72,817	206,679	171,150
Other operating expenses	374,650	352,732	1,069,363	1,011,694

Total other expenses	2,756,981	2,544,594	8,046,536	7,392,662

Income before income taxes	1,536,189	1,390,185	4,507,338	3,974,667

Income taxes	345,810	288,394	937,458	803,641

Net income	$1,190,379	$1,101,791	$3,569,880	$3,171,026

Earnings per share, basic:
Income before income taxes	$0.67	$0.62	$1.98	$1.77
Net income	$0.52	$0.49	$1.57	$1.42

Earnings per share, assuming dilution:
Income before income taxes	$0.66	$0.61	$1.95	$1.74
Net income	$0.52	$0.48	$1.55	$1.39

Cash dividends paid per share	$0.16	$0.145	$0.465	$0.435

Weighted average shares, basic	2,280,105	2,247,789	2,270,725	2,239,638
Weighted average shares, assuming dilution	2,319,429	2,294,123	2,310,324	2,286,305

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2004 and 2005

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2003	$2,641,593	$6,886,930	$17,393,695	$1,420,520		$28,342,738
Comprehensive income:
Net income for the nine months ended September 30, 2004			3,171,026		$3,171,026	3,171,026
Other comprehensive income, net of tax:						-
Unrealized holding (losses) arising during the period,
net of deferred income taxes of $43,352				(103,710)	(103,710)	(103,710)
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $122,720				(210,376)	(210,376)	(210,376)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income
taxes of $ 306				(501)	(501)	(501)

Total comprehensive income					$2,856,439	-

Issuance of common stock:
24,069 shares pursuant to exercise of stock options	30,086	272,544				302,630
106,431 shares pursuant to a 5% stock dividend	133,039	2,769,334	(2,902,373)			-
6,505 shares pursuant to dividend reivestment plan	8,131	167,172				175,303
Payment for 386 fractional shares of common stock			(10,540)			(10,540)
Cash dividends declared, $.435 per share	-	-	(963,852)	-		(963,852)
Balance, September 30, 2004	$2,812,849	$10,095,980	$16,687,956	$1,105,933		$30,702,718

Balance, December 31, 2004	$2,827,145	$10,417,162	$17,558,418	$578,221		$31,380,946
Comprehensive income:
Net income for the nine months ended September 30, 2005			3,569,880		$3,569,880	3,569,880
Other comprehensive income, net of tax:						-
Unrealized holding (losses) arising during the period,						-
net of deferred income taxes of $491,652				(950,924)	(950,924)	(950,924)
Less reclassification adjustment for gains included in						-
net income, net of deferred income taxes of $65,637				(117,347)	(117,347)	(117,347)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income
taxes of $39,879				65,176	65,176	65,176

Total comprehensive income					$2,566,785

Issuance of common stock:						-
14,466 shares pursuant to exercise of stock options	18,083	161,815				179,898
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options		66,880				66,880
7,152 shares pursuant to dividend reinvestment plan	8,942	191,683				200,625
Cash dividends declared, $.465 per share	-	-	(1,056,723)	-		(1,056,723)
Balance, September 30, 2005	$2,854,170	$10,837,540	$20,071,575	$(424,874)		$33,338,411

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net Income	$3,569,880	$3,171,026
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	27,883	-
Depreciation	588,845	550,639
Deferred income taxes	(65,639)	(35,109)
Provision for loan losses	166,000	371,500
Amortization and accretion on securities	135,776	149,140
Realized gain on sales of securities available for sale	(182,984)	(186,429)
Increase in cash surrender value of life insurance	(207,611)	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	1,062,375	637,400
Accrued interest receivable	(293,632)	(131,633)
Other assets	(147,266)	(369,207)
Increase (decrease) in liabilities:
Accrued interest payable	16,994	(19,977)
Other liabilities	426,171	352,852
Net cash provided by operating activities	$5,096,792	$4,490,202

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$334,000	$1,050,000
Proceeds from calls and maturities of securities available for sale	13,270,633	41,760,785
Proceeds from sales of securities available for sale	25,809,436	-
Purchase of securities available for sale	(33,461,796)	(25,677,123)
Acquisition of other assets	(314,356)	-
Net (increase) in loans made to customers	(15,047,583)	(19,696,228)
Net purchases of premises and equipment	(2,880,756)	(1,279,444)
Net cash (used in) investing activities	$(12,290,422)	$(3,842,010)

Cash Flows from Financing Activities
Net increase in deposits	$12,374,244	$4,442,507
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(286,000)	(3,651,500)
Net proceeds on FHLB borrowings	-	4,500,000
Net proceeds from issuance of common stock	380,523	477,933
Dividends paid	(1,056,723)	(974,392)
Net cash provided by financing activities	$11,412,044	$4,794,548
Increase in cash and cash equivalents	$4,218,414	$5,442,740
Cash and cash equivalents:
Beginning	9,663,181	13,029,151
Ending	$13,881,595	$18,471,891
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,280,736	$5,452,750
Income Taxes	$1,041,440	$882,871

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

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

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	September 30, 2005 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$64,521,013	$136,729	$(351,177)	$64,306,565
Bank eligible preferred and equities	20,080,484	48,520	(1,673,404)	18,455,600
Mortgage-backed securities	10,269,924	20,773	(160,038)	10,130,659
Corporate and other debt	39,518,315	1,303,522	(334,330)	40,487,507
States and political subdivisions	19,419,464	304,782	(73,987)	19,650,259
	$153,809,200	$1,814,326	$(2,592,936)	$153,030,590

	December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$74,479,154	$250,566	$(563,451)	$74,166,269
Bank eligible preferred and equities	20,545,680	410,316	(1,525,201)	19,430,795
Mortgage-backed securities	8,334,907	41,395	(88,897)	8,287,405
Corporate and other debt	34,657,978	2,285,417	(56,629)	36,886,766
States and political subdivisions	21,354,535	313,854	(220,421)	21,447,968
	$159,372,254	$3,301,548	$(2,454,599)	$160,219,203

Carrying amounts and approximate market values of securities being held to maturity are as follows:

	September 30, 2005 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,478,025	$316,006	$ -	$8,794,031

	December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,820,035	$322,299	$(8,185)	$9,134,149

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at September 30, 2005 and December 31, 2004.

	September 30, 2005 (Unaudited)
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$30,732,400	$(180,429)	$4,934,440	$(170,748)	$35,666,840	$(351,177)
Bank eligible preferred and equities	24,150	(600)	14,275,250	(1,672,804)	14,299,400	(1,673,404)
Mortgage-backed securities	3,643,882	(45,280)	5,744,108	(114,758)	9,387,990	(160,038)
Corporate and other debt	12,291,210	(319,330)	1,985,000	(15,000)	14,276,210	(334,330)
States and political subdivisions	1,788,887	(20,590)	3,119,017	(53,397)	4,907,904	(73,987)
	$48,480,529	$(566,229)	$30,057,815	$(2,026,707)	$78,538,344	$(2,592,936)

Securities Held to Maturity
States and political subdivisions	$ -	$ -	$ -	$ -	$ -	$ -

	December 31, 2004
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$21,681,260	$(130,096)	$9,371,370	$(433,355)	$31,052,630	$(563,451)
Bank eligible preferred and equities	6,240,410	(604,340)	7,203,500	(920,861)	13,443,910	(1,525,201)
Mortgage-backed securities	5,273,399	(62,613)	1,949,200	(26,284)	7,222,599	(88,897)
Corporate and other debt	7,674,737	(56,629)	-	-	7,674,737	(56,629)
States and political subdivisions	4,552,955	(50,223)	5,471,457	(170,198)	10,024,412	(220,421)
	$45,422,761	$(903,901)	$23,995,527	$(1,550,698)	$69,418,288	$(2,454,599)

Securities Held to Maturity
States and political subdivisions	$1,021,819	$(8,185)	$ -	$ -	$1,021,819	$(8,185)

The unrealized loss positions at September 30, 2005 were primarily related to interest rate movements as there is minimal credit risk exposure in these investments.  The Company holds four securities totaling $4.0 million which have been downgraded below investment grade by S&P and Moody’s; two $1.0 million principal amount Ford and two $1.0 million principal amount GMAC corporate bonds. With the exception of the aforementioned bonds, all rated securities noted above are investment grade or better and all losses are considered temporary. No impairment has been recognized on any of the securities in a loss position as management has both the intent and demonstrated ability to hold such securities indefinitely or to scheduled maturity or call dates.

Note 3. Loans

Major classifications of loans are summarized as follows:

	September 30, 2005	December 31,
	(Unaudited)	2004
Commercial	$36,372,030	$33,250,643
Real Estate:
Mortgage	78,411,620	77,152,832
Home equity	9,615,002	7,952,365
Construction	59,045,186	49,787,759
Total real estate	147,071,808	134,892,956
Bank cards	841,877	880,815
Installment	10,773,617	11,007,904
	$195,059,332	180,032,318
Less unearned income	(65,046)	(100,141)
	194,994,286	179,932,177
Allowance for loan losses	(2,879,149)	(2,698,622)
Loans, net	$192,115,137	$177,233,555

Changes in the allowance for loan losses were as follows:

	September 30, 2005	December 31,	September 30, 2004
	(Unaudited)	2004	(Unaudited)
Balance, beginning	$2,698,622	$2,454,443	$2,454,443
Provision charged to operations	166,000	414,500	371,500
Loans charged off	(82,286)	(213,796)	(183,200)
Recoveries	96,813	43,475	28,270
Balance, ending	$2,879,149	$2,698,622	$2,671,013

Note 4.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans, and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank of Atlanta totaling $32.2 million. The current outstanding borrowings consist of the following:

	September 30, 2005	December 31,
	(Unaudited)	2004
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 4.03%
principal due and payable on March 8, 2011,
callable quarterly beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.14%,
principal due and payable on December 5, 2011,
callable quarterly beginning December 5, 2003	-	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
plus 2 basis points, currently 3.81%, principal due
and payable on December 8, 2006	1,000,000	1,000,000
Short-term borrowing, due and payable on January 24,
2005, interest adjusted daily, currently 2.51%	-	4,500,000
Interest payable and adjusts quarterly to 3 month LIBOR
minus 25 basis points, currently 3.4125%, principal due
and payable on January 27, 2010, callable only on
January 27, 2006 otherwise converts to 3.44% fixed rate.	4,500,000	-
Interest payable and adjusts monthly to 1 month LIBOR
minus 50 basis points, currently 3.33%, principal due
and payable on July 23, 2012, callable only on July 23,
2007, otherwise converts to 3.93% fixed rate	5,000,000	-
	$30,500,000	$30,500,000

Note 5.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  The unrealized gain on the interest rate swap agreement was $144,665 at September 30, 2005 and $39,611 at December 31, 2004.

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

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management evaluates the adequacy of the allowance monthly. This evaluation is based on a combination of numerous factors such as: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, and current economic and or market conditions.

Results of Operations

The following discussion is intended to assist in understanding the results of operations and financial condition of the Company.  This discussion should be read in conjunction with the accompanying consolidated financial statements.

The Company’s net income in the third quarter of 2005 was $1,190,379, an increase of $88,588 or 8.0%, as compared to $1,101,791 in the third quarter of 2004. The improvement in results for third quarter 2005 was primarily due to an increase in net interest income, which rose $380,922 or 11.6% from the comparable period in the previous year. Other significant components of the current quarter’s results compared to the third quarter 2004 included other non-interest income, which declined by $9,031 or 1.2%, an increase of $13,500 or 14.4% in the provision for loan loss expense, an increase in non-interest expense of $212,387 or 8.4%, and an increase in income taxes of $57,416 or 19.9%. For the third quarter of 2005, basic earnings per share was $.52 and fully diluted was $.52, compared to $.49 and $.48, respectively, for the same period in 2004, increases of 6.5% and 8.9%. The Company’s annualized return on average equity was 13.89% in the third quarter of 2005, compared to 15.53% for the third quarter of 2004, while the return on average assets was 1.20% and 1.19% for the same periods, respectively. The book value of a share of common stock, at the end of the third quarter 2005 increased by 5.3% to $14.60 versus $13.87 at December 31, 2004 and increased 7.0% versus $13.64 at September 30, 2004.

For the first nine months of 2005, net income was $3,569,880, an increase of $398,854 or 12.6%, compared to $3,171,026 in the first nine months of 2004. On a per share basis, earnings for the nine months of 2005 were $1.57 and on a fully diluted basis were $1.55 compared to $1.42 and $1.39, respectively, for the first nine months of last year. The year to date 2005 return on stockholders’ equity was 14.66% versus 14.61% for the comparable period in the prior year. The Company’s return on assets was 1.20% for the third quarter 2005, and 1.22% for the first nine months of 2005, compared to 1.19% and 1.15% respectively in the comparable periods of the prior year.

Net Interest Income.  The Company’s net interest income was $3,671,308 for the third quarter of 2005, compared to $3,290,386 for the third quarter of 2004, an increase of $380,922 or 11.6%.  The increase in net interest income is attributed principally to an increase in interest and fees earned on loans of $615,174 or 21.5%, as well as an increase of $134,816 or 5.9% in interest on securities and federal funds sold. The increase in loan interest is primarily attributable to increases in interest rates during the quarter, coupled with growth in the average volume of loans outstanding, whereas the increase in interest on investment securities was primarily due to increases in the average volume of securities in the period. The combined total interest on these earning assets exceeded the prior year’s comparable quarter by $749,990 or 14.6%. Interest expense on both deposits and borrowings also increased during the quarter. Interest expense on deposits increased by $356,229 or 23.6% while interest expense on borrowings increased by $12,839 or 3.8% when compared to the third quarter of the prior year. The interest expense increase is the result of continuing upward repricing of interest rates on deposit accounts, principally certificates of deposit, in response to rising general market rates coupled with keen competition from other community banks in our primary market areas further impacted by continuing growth in the outstanding balances of interest paying deposit accounts. The expense on borrowings was not impacted significantly by the rising market interest rates, as the balances remained largely unchanged from the prior year, and the overwhelming majority of borrowings have fixed interest rates. The measured increases in market interest rates from the historically low levels of the prior years, coupled with continuing growth in volume of both deposits and earning assets, in particular, loans, given the asset sensitivity of the bank, has resulted in interest earned and paid both increasing. However, interest earned increased in absolute dollars as well as at a greater rate than did interest paid, resulting in the expansion of the net interest income and margin.

Average interest earning assets in the third quarter 2005 rose by $24.5 million or 7.1% to $368.4 million from $343.9 million in the third quarter of 2004.  Of this increase in earning assets, for the third quarter, average investment securities increased by 8.8% or $14.4 million to average $178.9 million in 2005 from $164.5 million in 2004, while average loans increased by 5.56% or $9.9 million to $187.2 million from $177.3 million in 2004. The fully taxable equivalent annualized yield on investment securities in the third quarter 2005 was 5.79%, compared to 6.04% in the prior year’s third quarter, and the yield on loans increased to 7.44% from 6.47% in the comparable quarter of 2004. Average interest bearing deposits increased by 4.9% or $12.9 million to $277.9 million for the third quarter 2005 compared to an average of $265.0 million in the comparable period of the prior year. The annualized yield on interest bearing deposits for the third quarter 2005 was 2.68% up from 2.28% in the comparable quarter of the prior year. The annualized yield on total interest bearing liabilities for the third quarter 2005 was 2.78% compared to 2.45% in third quarter 2004.

Average total deposits for the quarter rose 5.8% or $17.5 million to $322.2 million compared to $304.7 million in the third quarter 2004.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended September 30
		2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$2,274	$19	3.34%	$2,033	$8	1.57%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	76,324	1,059	5.55%	63,527	947	5.96%
States and political subdivisions	27,904	452	6.48%	31,227	515	6.60%
Other securities	74,696	1,078	5.77%	69,778	1,021	5.85%
Total securities	178,924	2,589	5.79%	164,532	2,483	6.04%
Loans	187,184	3,482	7.44%	177,324	2,867	6.47%

Total interest-earning assets	$368,382	$6,090	6.61%	$343,889	$5,358	6.23%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$52,964	$152	1.15%	$52,965	$105	0.79%
Savings	49,633	157	1.27%	52,817	167	1.26%
Other time	175,312	1,554	3.55%	159,185	1,235	3.10%
Total deposits	277,909	1,863	2.68%	264,967	1,507	2.28%
Federal funds purchased and securities
sold under repurchase agreements	2,766	27	3.90%	735	2	1.09%
FHLB advances
Term	33,000	245	2.97%	26,000	238	3.66%
Overnight	-	-	-	4,500	19	1.69%
Capital trust preferred securities	5,000	82	6.56%	5,000	82	6.56%
Total interest-bearing
liabilities	$ 318,675	$2,217	2.78%	$301,202	$1,848	2.45%

Net interest spread		$3,873	3.83%		$3,510	3.78%

Net interest margin			4.21%			4.08%

	Nine Months Ended September 30
		2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$1,806	$ 40	2.95%	$1,738	$15	1.15%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	74,531	3,120	5.58%	68,200	2,994	5.85%
States and political subdivisions	29,354	1,438	6.53%	31,228	1,560	6.66%
Other securities	71,026	3,094	5.81%	68,184	2,978	5.82%
Total securities	174,911	7,652	5.83%	167,612	7,532	5.99%
Loans	183,876	9,850	7.14%	170,079	8,145	6.39%

Total interest-earning assets	$360,593	$17,542	6.49%	$339,429	$15,692	6.16%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$53,635	$411	1.02%	$51,279	$293	0.76%
Savings	50,870	476	1.25%	50,808	474	1.24%
Other time	171,007	4,322	3.37%	158,573	3,659	3.08%
Total deposits	275,512	5,209	2.52%	260,660	4,426	2.26%
Federal funds purchased and securities
sold under repurchase agreements	2,732	66	3.22%	3,303	33	1.33%
FHLB advances
Term	30,947	772	3.33%	24,613	675	3.66%
Overnight	396	8	2.69%	5,476	56	1.36%
Capital trust preferred securities	5,000	243	6.48%	5,000	243	6.48%
Total interest-bearing
liabilities	$314,587	$6,298	2.67%	$299,052	$5,433	2.42%

Net interest spread		$ 11,244	3.82%		$10,259	3.74%

Net interest margin			4.16%			4.03%

The tax equivalent net interest margin is a measure of the performance of net interest income. It represents the difference between tax equivalent interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s tax equivalent net interest margin was 4.21% for the third quarter of 2005, compared to 4.08% for the third quarter of 2004. Year to date, the tax equivalent net interest margin was 4.16% versus 4.03% in the comparable period of the prior year.

Non-Interest Income. For the third quarter 2005, non-interest income totaled $728,862, a decline of 1.2%, or $9,031, versus $737,893 in the comparable quarter of 2004. This decline is attributable to lower sales volume and the related commissions from the non-deposit investment product sales. All other categories of non-interest income increased compared to the prior year’s third quarter, with the more significant increases being in net securities gains - up 22.4% - and bank card fees - up 17.3%. Year to date non-interest income totaled $2,105,156, a slight decline of $23,418 or 1.1% when compared to $2,128,574 in the first nine months of 2004. On a year to date basis, in addition to the decline in non-deposit investment sales commissions, which were off 31.0%, there was an 8.5% decline in secondary market mortgage fees. Offsetting these declines was a significant increase in bank card fees, which were up 19% year to date versus the same period in the prior year.

Non-Interest Expenses.  The Company’s total non-interest expenses of $2,756,981 for the third quarter of 2005 increased by $212,387 or 8.4% compared to $2,544,594 for the comparable period in 2004. Expenses related to salaries and employee benefits were up $144,756 or 9.9% and totaled $1,605,604 in the third quarter 2005 as compared to $1,460,848 in the third quarter 2004. This increase reflects the cost associated with additions to staff required due to growth of the Company as well as the impact of the Company’s share of employee health and welfare plans and other benefits. Other areas with significant increases were occupancy expense, which increased by $44,344 or 39.4% to $156,913 from $112,569 last year. This increase is reflective of expenses directly related to the Company’s occupancy of its new main office on June 27, 2005. Also affected by the opening of the new main office was office supplies, telephone and postage expense which increased by 16.9% or $23,308 to $161,570 versus $138,262 last year. Equipment repairs and maintenance increased by 14.5% or $10,495 to a quarterly total of $82,760 compared to 72,265 in the comparable prior year quarter largely due to higher software maintenance expense. Legal and professional fees, declined 90.5% or $45,800 to a quarterly total of $4,803 compared to $50,603 in the prior year’s third quarter due to the reduction in expense resulting from the reversal of certain accruals for professional accounting services, which would not be rendered in 2005, due to the deferral of the effective date for the Company’s compliance with section 404 certifications and testing required by the Sarbanes-Oxley Act. For year to date 2005, total non-interest expense was $8,046,536 an increase of $653,874 or 8.8% compared to $7,392,662 for the comparable year to date period in 2004. The expense categories with significant increases were salaries and benefits, occupancy expense, taxes and licenses, legal and professional fees, and consulting expense, again due principally to the continued growth of the Company, occupancy of the new main office, and growth in outsourced professional and consulting services.

Income Taxes.  For the third quarter 2005, the Company reported income taxes of $345,810, compared to $288,394 for the third quarter of 2004. The increase is due to higher pre-tax income in 2005, as well as the prior year’s comparable period reflecting the benefit of higher levels of non taxable municipal securities. The Company’s effective tax rate for third quarter 2005 was 22.5%. On a year to date basis, income taxes represented $937,458 in 2005 compared to $803,641 in 2004, with both periods reflecting effective rates of 20.8% and 20.2% respectively.

Financial Condition

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, western Chesterfield, western Henrico, and eastern Goochland Counties in Virginia.  Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

The principal economic risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions.  The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas.  The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Bank’s real estate construction loans are for pre-sold or contract homes.  Builders are limited and monitored as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.

At September 30, 2005, total loans net of unearned income increased by $15.0 million or 8.3% from December 31, 2004 and $16.9 million or 9.5% from September 30, 2004.  The loan to deposit ratio was 60.5% at September 30, 2005, compared to 58.1% at December 31, 2004 and 58.3% at September 30, 2004.  As of September 30, 2005, real estate loans accounted for 75.4% of the loan portfolio, consumer loans were 6.0% of the loan portfolio, and commercial and industrial loans totaled 18.6% of the loan portfolio.

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

The following table summarizes non-performing assets:

	Sep. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sep. 30, 2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$748	$224	$244	$271	$210
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	724	135	219	605	584
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	0	0	0	0	0
Total non-performing loans	$1,472	$359	$463	$876	$794
Other real estate owned	0	0	0	0	10
Other non-performing assets	118	118	118	124	124
Total non-performing assets	$1,590	$477	$581	$1,000	$928

The increase in nonperforming assets resulted from increases in non accrual and 90 day past due loans. Several credits had matured and were not renewed or paid off at September 30, 2005, and despite being well secured, they remained past due or were placed in non-accrual status in accordance with our policies. The increase in 90 day past due loans at quarter end, we believe is not indicative of any systemic problems in the bank’s loan portfolio, and as of October 31, 2005, $405,000 of the above mentioned 90 day past due loans have been brought current. As of September 30, 2005, management is not aware of any other material credits that involve significant doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted.  There was no real estate acquired through foreclosure (OREO) as of September 30, 2005, and all prior quarter ends dating back to September 30, 2004.  The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal or (ii) the existing loan balance.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001. In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $117,760. The property is presently leased to a tenant whose lease contains an option to purchase the property through the lease expiration date of September 2006. The Company is receiving its pro-rata portion of the lease payments on a semi-annual basis, and does not anticipate the need for further adjustments of the property’s carrying value.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month.  Based primarily on the Company’s internal loan risk classification system, which classifies credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly.  Additionally, management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.  The ratio of the allowance for loan losses to total loans was 1.48% at September 30, 2005, 1.52% at June 30, 2005, and 1.50% at December 31, 2004; and 1.50% at September 30, 2004. Management believes that the allowance for loan losses, which may not increase at the same rate as the loan portfolio grows, is adequate to provide for potential future losses. At September 30, 2005, the ratio of the allowance for loan losses to total non-performing assets was 181%; compared to 589% at June 30, 2005;  270% at December 31, 2004; and 288% at September 30, 2004.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. In the opinion of management, the provision charged to expense has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy. Accordingly, the provision for loan losses was $107,000 in the third quarter 2005, versus $93,500 in the third quarter 2004. In future periods, management will continue to evaluate the adequacy of its reserve for loan losses and, if analysis indicates that additional provisions should be made, then such additional provisions may be made. The provision for loan losses totaled $166,000 for the nine months of 2005 compared to $371,500 for the comparable period of 2004.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes.  At the end of the third quarter 2005, total securities had decreased by $7.5 million to total $161.5 million or 41.0% of total assets as compared to $169.0 million or 44.6% of total assets at December 31, 2004 and have increased by $2.1 million from $159.4 million or 42.7% of assets at September 30, 2004.

The securities portfolio is segregated and classified into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s recent purchases of investment securities have been limited to securities of investment grade credit quality, generally with short to medium term contractual final maturities. The types of securities purchased generally consist of U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, fixed and variable rate corporate bonds, and bank qualified tax-free municipal securities. As the general market interest rate levels continue to rise, there has been a decline in the number of callable securities in the portfolio where the issuer is exercising their option to call the bonds. This has slowed the rate of decline in the overall yield of the investment portfolio year to date, as the Company is experiencing a lower volume of called bond proceeds to be reinvested at the current lower yields. We anticipate the declinig yield trend will continue into early 2006, however it should not continue for the entire year.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.79% and 5.83% for the third quarter and first nine months, respectively of 2005, compared to 6.04% and 5.99% for the same periods respectively in 2004. This decline in yield is principally due to reinvesting proceeds of called and matured bonds at lower rates, as previously mentioned above.

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

Total deposits were $322.3 million as of September 30, 2005, an increase of $12.4 million or 4.0% from $309.9 million at December 31, 2004. Total deposits also increased by $17.1 million or 5.6% from the September 30, 2004 level of $305.2 million. The average aggregate interest rate paid on interest bearing deposits was 2.68% in the third quarter of 2005, compared to 2.28% for the corresponding period in 2004.  For the first nine months of 2005 the rate on interest bearing deposits was 2.52% versus 2.26% for the first nine months of 2004. Certificates of deposit constitute the largest component of the Company’s deposits, at 54.3%, and by their nature tend to have the highest yields for depositors, and  therefore cost to the Company. This is due to the fact that many of its customers are individuals who seek yields that are higher than those offered on savings and demand accounts.

The Company does not solicit nor does it have any brokered deposits. With the measured rise in rates over the current year, more individual retail customers have resumed purchasing longer term CD’s as they depend on the interest to supplement their income. Accordingly, the total of over twelve month CD’s has increased. The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2005; June 30, 2005, December 31, 2004; and September 30, 2004:

	Time Deposits (Dollars in thousands)
	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004
Three months or less	$ 4,847	$ 6,241	$ 4,627	$4,690
Three to twelve months	15,839	15,878	17,428	17,233
Over twelve months	24,086	22,877	17,149	17,020
Total	$ 44,772	$ 44,996	$ 39,204	$38,943

Borrowings from the Federal Home Loan Bank have not changed in total, but have changed in structure since December 31, 2004. The existing overnight advance of $4.5 million has been converted to a term advance during the first quarter of 2005 in order to take advantage of the interest rate environment at that time. Term advances were $30.5 million at September 30, 2005, $26.0 million at December 31, 2004, and $26.0 million at September 30, 2004. There were no overnight advances outstanding at September 30, 2005, however as of December 31, 2004 and September 30, 2004 outstanding overnight advances were $4.5 million.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to bank assets.  A comparison of the Bank’s actual regulatory capital as of September 30, 2005, June 30, 2005, December 31, 2004, and September 30, 2004, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual September 30, 2005	Actual June 30, 2005	Actual December 31, 2004	Actual September 30, 2004
Tier 1 risk-based capital	4.0%	12.94%	13.04%	12.52%	8.71%
Total risk-based capital	8.0%	13.95%	14.06%	13.56%	12.38%
Leverage ratio	4.0%	9.29%	9.26%	8.68%	13.41%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  Both currently, as well as in the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans. The Company has previously, and may in the future, use portions of its available borrowing capacity, when interest rates are favorable, to purchase marketable securities in an effort to increase net interest income. Total borrowings as of September 30, 2005 were $36.2 million, as compared to $36.5 million at December 31, 2004, and $36.1 million at September 30, 2004.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves periodic monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

We use simulation model analysis to measure the sensitivity of income to changes in interest rates. These analysis are known as net interest income at risk and net income at risk. The simulation model utilized, calculates an earnings estimate based on current and projected balances and rates. This method is naturally subject to the accuracy of the assumptions that underlie the process; however, it provides a realistic and useful forecast of the impact of changes in market interest rates. It also generates a dynamic gap analysis that is a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

In the period from December 31, 2004 to September 30, 2005, the prime interest rate has increased six times, each time by 25 basis points, notwithstanding these increases, the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there have not been material changes in the overall interest rate sensitivity of the Company’s investment portfolio over the same corresponding period. Accordingly, management has concluded that since December 31, 2004, there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk.

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

Date:  November 14, 2005

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  November 14, 2005

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