Form 10-K
period 2005-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2006-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number:  000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Name of registrant as specified in its charter)

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

Common Stock, $1.25 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ]    No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer  [   ]

Non-accelerated filer  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes [   ]    No  [ X ]

The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq National Market on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $58,070,060.

At March 20, 2006, there were 2,287,946 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 definitive proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

ITEM 1A.

RISK FACTORS

8

ITEM 1B.

UNRESOLVED STAFF COMMENTS

12

ITEM 2.

PROPERTIES

12

ITEM 3.

LEGAL PROCEEDINGS

12

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

13

ITEM 6.

SELECTED FINANCIAL DATA

14

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

14

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

34

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

37

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

37

ITEM 9A.

CONTROLS AND PROCEDURES

37

ITEM 9B.

OTHER INFORMATION

37

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

38

ITEM 11.

EXECUTIVE COMPENSATION

38

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

38

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

38

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

38

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

39

PART I

ITEM 1.

BUSINESS

General

The Company and the Bank.  Central Virginia Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on March 7, 1986, solely to acquire all of the issued and outstanding shares of Central Virginia Bank (the “Bank”). The Bank was incorporated on June 1, 1972 under the laws of the Commonwealth of Virginia and, since opening for business on September 17, 1973, its main and administrative office has been located on U.S. Route 60 at Flat Rock, in Powhatan County, Virginia. In May 1996, the administrative offices were relocated to the Corporate Center in the Powhatan Commercial Center on New Dorset Road located off Route 60 less than one mile from the main office. In June 2005, the original main office was closed and relocated nine-tenths of a mile east, to the then just completed new main office building.

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

Principal Market Area.  The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. These counties had populations of 22,377; 9,017; 16,863; 259,903 and 262,300 respectively, according to the 2000 census. The growth rate of these counties was 46.0%, 15.2%, 19.1%, 24.2%, and 20.4%, respectively, from the 1990 census. The estimated population in 2004 and the percentage growth from April 1, 2000 to July 1, 2004 according to the US Census Bureau for Powhatan, Cumberland, Goochland, Chesterfield and Henrico Counties is 25,866 - 15.6%; 9,178 - 1.8%; 18,753 - 11.2%; 282,925 - 8.9%; 276,479 - 5.4% respectively. Similar growth rates are expected for the foreseeable future. The Bank’s main office is located near the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. Three of the Bank’s branch offices are located in Chesterfield County, one in the Village Marketplace Shopping Center in the Village of Midlothian, one in the Market Square Shopping Center in Brandermill, and one in the Bellgrade shopping center, two are in Cumberland County on U.S. Route 60 one near the courthouse and the other in Cartersville, and there is one branch in the Wellesley development in the Short Pump area of western Henrico County.  The Wellesley location was acquired from another financial institution and opened in July 2001 while the Bellgrade location was acquired from another financial institution in October 2003 and was opened for business in March 2004. The Bank’s present intention is to continue its activities in its current service area, and expand its franchise in the higher growth areas of the markets it serves. The Bank’s primary markets are considered to be an attractive and desirable area in which to operate.

Banking Services.  The principal business of the Bank is to attract deposits and to loan or invest those deposits on profitable terms. The Bank engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. The Bank offers all traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking, debit cards, and other ancillary services such as the sales of non-deposit investment products through a partnership with Community Bankers Securities, LLC, a registered broker-dealer and member of NASD, SIPC. The Bank makes seasonal and term loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers other related services, such as ATMs, travelers’ checks, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services. The Bank’s lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area. The Bank may provide trust services to its customers through an affiliation with The Trust Company of Virginia.

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

Lending Activities

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area, however, there are a number of lending relationships outside of the primary service area. The principal risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of borrowers, followed closely by the local economic environment. In an effort to manage this risk, the Bank’s policy gives loan approval limits to individual loan officers based on their level of experience. Loans where the total borrower exposure to the Bank is less than $1,250,000 may be approved by the Bank’s Senior Loan Committee. The Board of Directors of the Bank must approve loans where the total borrower exposure is in excess of $1,250,000. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s primary market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction, the mortgage loan interest rate environment, and the number of speculative properties under construction. The Bank manages that risk by focusing on pre-sold or contract homes, and limiting the number of “speculative” homes in its portfolio.

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

The Bank’s ARMs generally are subject to interest rate adjustment limitations of 2.0% per three-year period and 6.0% over the life of the loan. All changes in the interest rate are based on the movement of an external index contractually agreed to by the Bank and the borrower at the time the loan is originated.

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

The Bank charges origination fees on its residential mortgage loans. These fees vary among loan products and with market conditions. Generally such fees are from .5% to 3.0% of the loan principal amount. In addition, the Bank charges fees to its borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

Commercial Mortgage Loans.  The Bank does not actively seek permanent commercial mortgage loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. However, any such requests from Bank customers concerning properties in the Bank’s established trade area are considered.

Real Estate Construction Lending.  In general, the Bank does not actively solicit construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings.

In order to promote its permanent mortgage lending business and because of the attractive adjustable interest rates available, the Bank makes construction and small development loans for residential housing purposes. The large majority of the Bank’s construction loans are to experienced builders. Such loans normally carry an interest rate of .5% to 1.5% over the prime bank lending rate, adjusted daily. Construction lending entails significant risk as compared with residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize risks associated with construction lending, the Bank, as a general rule, limits loan amounts to 75.0% of appraised value on unsold homes and 80.0% of appraised value on pre-sold homes, and performs or causes to be performed periodic inspections of the construction to ensure there are sufficient undisbursed loan proceeds in order to complete the building, in addition to its usual credit analysis of its borrowers. The Bank always obtains a first lien on the property as security for its construction loans.

Consumer Lending.  The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.

Commercial Business Lending.  As a full-service community bank, the Bank makes commercial loans to qualified businesses in the Bank’s market area. At December 31, 2005, commercial business loans were $36.2 million or 18.3% of the Bank’s total loan portfolio. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 2005, the Bank had approximately $101,933 of non-performing commercial loans.

Competition

Based on FDIC deposit statistics as of June 30, 2005, the Bank has a dominate position in both Powhatan and Cumberland  Counties with greater than 58% of the deposits in each locality. However, in both Chesterfield and Henrico Counties, the Bank encounters stronger competition for its banking services from larger banks and other community banks located in the Richmond metropolitan area. In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. The Bank must also compete for deposits with money market mutual funds that are marketed nationally. Many of the Bank’s competitors have substantially greater resources than the Bank. The internet is also providing an increasing amount of price oriented competition which the Bank anticipates to become more intense. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 107 full-time and 19 part-time employees at December 31, 2005. Employee relations have and continue to be good. The Bank sponsors a qualified discretionary Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan, in addition, the Company subsidizes a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenue will result from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2005, due to cash on hand and proceeds from the sale of marketable securities held by the Company, it was necessary for the Bank to declare dividends payable of $370,000 to the Company.

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

Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles (“Tier 1 capital”). The remainder may consist of specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance and pre-tax net unrealized holding gains on certain equity securities (“Tier 2 capital,” which, together with Tier 1 capital, composes “total capital”).

On December 17, 2003, Central Virginia Bankshares, Inc. issued a $5 million debenture to its single purpose capital trust subsidiary, which in turn issued $5 million in trust preferred securities. With the proceeds of this issuance, the Company then made a $5 million capital injection to its principal subsidiary, Central Virginia Bank.

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2005, the Company and the Bank were classified as well capitalized.

State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “Act”) covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The Act permits unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

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

ITEM 1A.

RISK FACTORS

The Company’s business is subject to various risks. The following are some of the more significant, but not necessarily all, of the risks that could affect the financial condition or performance of the Company. The Company’s business, prospects, financial condition and results of operations could be adversely affected by one or more of the following risks. You should read this section together with the other information, including the consolidated financial statements and related notes to the consolidated financial statements included in this document.

General economic conditions both local and national could adversely affect the Company.

The Company is affected by the general economic conditions in the local markets in which it operates, as well as national economic conditions. A significant decline in the general economic conditions as a result of inflation, recession, excessive and sustained unemployment, natural disasters, or other factors beyond the control of the Company could negatively impact growth in and/or retention of deposits, growth in and/or repayments of loans, the overall quality of the loan portfolio, and the quality of the investment portfolio. The local economic conditions generally have the most affect on the Company’s loan portfolio, whereas national economic conditions tend to have the most affect on the Company’s investment portfolio. A sustained negative environment could adversely affect the Company’s financial condition and performance.

Changes in market interest rates could affect the Company’s cash flows and our ability to successfully manage our interest rate risk.

The Company’s profitability and financial condition depend to a great extent on our ability to manage the net interest margin, which is the difference between the interest income earned on loans and investments and the interest expense paid for deposits and borrowings. The amounts of interest income and interest expense are principally driven by two factors; the market levels of interest rates, and the volumes of earning assets or interest bearing liabilities. The management of the net interest margin is accomplished by the Company’s Asset Liability Management Committee. Short term interest rates are highly sensitive to factors beyond the Company’s control and are effectively set and managed by the Federal Reserve, while longer term rates are generally determined by the market based on investors inflationary expectations. Thus, changes in monetary and or fiscal policy will affect both short term and long term interest rates which in turn will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its earning assets and interest bearing liabilities to changes in market interest rates. The Company generally attempts to maintain a neutral position in terms of the volume of earning assets and interest bearing liabilities that mature or can re-price within a one year period in order that it may maintain the maximum net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and greatly influence this ability to maintain a neutral position.

Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates the greater the difference between the volume of earning assets and interest bearing liabilities that mature or are subject to re-pricing in any period. The extent and duration of this sensitivity will depend on the cumulative difference over time, the velocity and direction of interest rate changes, and whether the Company is more asset sensitive or liability sensitive. Additionally, the Asset Liability Management Committee may desire to move the Company’s position to more asset sensitive or more liability sensitive depending upon their expectation of the direction and velocity of future changes in interest rates in an effort to maximize the net interest margin. Should the Company not be successful in maintaining the desired position, or should interest rates not move as anticipated, the Company’s net interest margin may be negatively impacted.

The Company’s concentration in loans secured by real estate could, as a result of adverse market conditions, increase credit losses which could adversely impact earnings.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Should the Company’s allowance for loan losses become inadequate, the results of operations may be adversely affected.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses within the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot fully predict such losses or that the loss allowance will be adequate in the future. Excessive loan losses could have a material impact on financial performance. Consistent with the loan loss reserve methodology, the

Company expects to make additions to the loan loss reserve levels as a result of its growth strategy, which may affect the Company’s short-term earnings.

Federal and state regulators periodically review the allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on the Company’s operating results.

The Company’s future success is dependent in our ability to effectively compete in the face of substantial competition from other financial institutions  in our primary markets.

The Company encounters significant competition for deposits, loans and other financial services from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions in our market area. A number of these banks and other financial institutions are significantly larger than the Company and have substantially greater access to capital and other resources, larger lending limits, more extensive branch systems, and may offer a wider array of banking services. To a limited extent, the Company competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations any of which may offer more favorable financing rates and terms than the Company. Most of these non-bank competitors are not subject to the same extensive regulations that govern the Company, as a result, these non-bank competitors may have advantages in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

The Company’s inability to successfully implement its strategic plans and manage its growth could adversely impact earnings as well as its overall financial condition.

The Company may not be able to successfully implement its strategic plans and manage its growth if it is unable to identify attractive markets, locations or opportunities for expansion in the future. Successful management of increased growth is contingent upon whether the Company can maintain appropriate levels of capital to support its growth, maintain control over growth in expenses, maintain adequate asset quality, and successfully integrate into the organization, any businesses acquired.

As the Company continues to implement its growth strategy by opening new branches or acquiring existing branches or banks, it expects to incur increased personnel, occupancy and other operating expenses. In the case of branch franchise expansion, it must absorb these higher expenses as it begins to generate new deposits. There is a further time lag involved in redeploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to branch could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

The Company is exposed to both operational and acquisition integration risks that could adversely impact the Company.

The Company is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These risks are not dissimilar to those faced by most other financial institutions.

The Company may not be able to fully achieve its strategic objectives and operating efficiencies in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate, are highly competitive. The Company may lose existing customers or the customers of an acquired entity as a result of its acquisition. The Company also may lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interest. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt. In such a case, it could become more susceptible to economic downturns and competitive pressures.

Changes in accounting standards could impact reported earnings.

The accounting, disclosure, and reporting standards set by the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation and presentation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Significant changes in legislation and or regulations could adversely impact the Company.

The Company is subject to extensive supervision, regulation, and legislation by both state and federal banking authorities. Many of the regulations the Company is governed by, are intended to protect depositors, the public, or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain the Company’s rate of growth, and changes in regulations could adversely affect it. The burden imposed by federal and state regulations may place banks in at competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect the Company’s ability to operate profitably.

The Company’s continued success is largely dependent on key management team members.

The Company is a customer-focused and relationship-driven organization. Future growth is expected to be driven by a large part in the relationships maintained with customers. While the Company has assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers in order that management succession can be achieved, is not assured. The unexpected loss of key employees could have a material adverse effect on the Company’s business and may result in lower revenues or reduced earnings.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The main office of the Company and the Bank was built in 1978 and was a two-story building of brick construction, with approximately 8,500 square feet of floor space. It was located on Route 60 in the Village of Flat Rock in Powhatan County. The original main office was replaced in June 2005. The Cartersville location, in Cumberland County, which originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. The Midlothian branch is located in Chesterfield County at the Village Marketplace shopping center and was built in 1988 and opened in May of that year. It is a one and one-half story building with approximately 3.000 square feet.  On March 6, 1992, the Bank purchased the deposits of the Powhatan office of the former Coreast Federal Savings Bank from the Resolution Trust Corporation assuming approximately $9.0  million in deposit liabilities. The Bank also negotiated the purchase of that branch site and its furniture and equipment at a price at or slightly below market value. The branch facility is located in the Village of Flat Rock across Route 60 from the Bank’s original main office and was closed in June 2005. In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993.  In June 1998, the Bank completed construction of and opened a 4,800 square foot branch located on U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia. In July 2001, the Bank acquired a one-story, 2,800 square foot, two-year old branch facility from another financial instituti on located on Lauderdale Drive in Wellesley in Henrico County. In December 2004, the Bank purchased a 2,800 square foot, seven-year old branch bank building from another financial institution. This branch is located at 2500 Promenade Parkway in the Bellgrade shopping center located in the Midlothian area of Chesterfield County. In May 1996, the Company moved its administrative staff to a 15,000 square foot two-story Corporate Center in the Powhatan Commercial Center located off U.S. Route 60 near the main office. The Corporate Center houses the executive offices, finance and accounting, computer operations, loan administration and bookkeeping departments.

In January 2004, the Company acquired a 6.95 acre tract of land at the intersection of New Dorset Road and Route 60 in Powhatan County, approximately nine tenths of a mile east of the original main office. In August 2004, construction of a 16,000 square foot building to relocate the Main Office as well as house all lending operations began. The building was completed and occupied in June 2005 whereupon the original main office and the Flatrock branch were closed.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

Central Virginia Bankshares, Inc common stock trades on The Nasdaq National Market (“Nasdaq”) under the symbol “CVBK”. As of March 16, 2006, the Company had approximately 807 shareholders of record.

The following table sets forth the high and low trade prices of the Company’s Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated.

	2005			2004			2003
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid

First Quarter	$29.00	$25.50	$.145	$30.50	$26.00	$.145	$16.61	$14.70	$.12
Second Quarter	31.00	25.19	.16	30.00	26.54	.145	19.80	15.70	.13
Third Quarter	30.75	25.52	.16	28.30	23.95	.145	24.99	17.76	.13
Fourth Quarter	29.22	26.80	.16	30.18	25.30	.145	26.75	24.99	.13

The Company’s future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by the board of directors.

The Company’s ability to distribute cash dividends will depend primarily on the abilities of its subsidiary bank to pay dividends to the Company. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Regulation and Supervision – Payment of Dividends” in Item 1 above.

ITEM 6.

SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
Balance Sheet Data
Total Assets	$397,373	$379,431	$365,990	$285,086	$246,423
Total Deposits	322,229	309,947	300,720	237,988	208,027
Loans Receivable, net	194,641	177,234	156,050	139,392	139,411
Stockholders' Equity	32,909	31,381	28,343	24,499	20,828

Income Statement Data
Net Interest Income	$14,389	$12,972	$11,891	$9,861	$7,876
Provision for Loan Losses	203	415	410	440	288
Net Interest Income After
Provision for Loan Losses	14,186	12,557	11,481	9,421	7,588
Non-interest Income	3,003	2,838	3,004	2,547	1,849
Non-interest Expense	10,955	9,975	9,134	7,832	6,670
Income Before Income Taxes	6,234	5,421	5,351	4,136	2,767
Income Taxes	1,357	1,056	1,437	1,131	747
Net Income	4,877	4,364	3,914	3,005	2,019

Per Share Data (1)
Net Income - Basic	$2.14	$1.95	$1.79	$1.39	$0.94
- Diluted	2.11	1.91	1.72	1.33	0.94
Cash Dividends	.625	0.58	0.51	0.47	0.44
Book Value	14.40	13.87	12.77	11.33	9.69

Ratios
Return on Average Assets	1.25%	1.18%	1.22%	1.12%	0.93%
Return on Average Equity	15.02%	14.80%	14.66%	13.50%	10.00%
Average Equity to Assets	8.29%	7.98%	8.32%	8.33%	9.34%
Dividend Payout	29.16%	29.48%	27.13%	30.95%	42.29%

(1) Adjusted for 5% stock dividends paid in June 2004 and December 2002.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Net income for the year ended December 31, 2005 increased by $512,516, or 11.7%, ending the year at $4,876,840 compared to $4,364,324 in 2004. The increase was primarily due to an increase in net interest income, which increased by $1.4 million or 10.9% to $14.4 million versus $13.0 million in 2004 largely as a result of the increases in interest rates throughout the year and to a lesser extent the increase in volume of loans and investment securities. Total interest income increased by $2.7 million or 13.3% to $23.0 million from $20.3 million in 2004, as the Company’s average interest-earning assets, primarily loans and investment securities, increased by $20.5 million or 6.0% from December 31, 2004. Interest expense on deposits and borrowings also increased by $1.3 million or 17.5%, ending the year at $8.6 million from $7.3 million in 2004. The increase in interest expense resulted from the increases in interest rates paid on interest bearing deposits coupled with their volume increase, and the increases in rates on borrowings. Additionally the average balances of interest bearing deposits increased by $13.7 million or 5.2% to average $275.9 million for the year, versus $262.2 million for the year 2004. Total other non-interest income increased by $164,525 or 5.8% ending 2005 at $3.0 million versus $2.8 million in 2004. Deposit fees and charges increased by $143,925 or 13.3% totaling $1.2 million largely from increased accounts with service charges assessed and the introduction of a new overdraft protection program in the fourth quarter of 2005. Bank card fees were up $60,382 or 20% to total $362,901 for the year. Investment and insurance commissions declined by $125,434 or 30.6% due in part to the Company’s decision to change Broker-Dealers and the resulting conversion, and a general slow down in investment product demand. Secondary market mortgage loan interest and fees were essentially unchanged from the prior year, increasing by less than 2% from the prior year and totaled $241,980 for 2005. The lack of an appreciable increase is due to general real estate loan refinancing volume slowing due to the increases in interest rates, mostly offset by continued robust construction-permanent financing business. Realized gains on securities available for sale was up 22.7% or $70,461 totaling $380,852 for 2005. These non-recurring gains were taken as a result of sales to generate liquidity to fund increases in loans, coupled with sales and purchases resulting from active portfolio management. Total other non-interest expense increased by 9.8% or $979,698, ending the year at almost $11.0 million primarily due to increases in salaries and benefits. In addition, other areas that contributed to the increase were occupancy expense, advertising, and office supplies principally due to the occupancy and opening of the new Main Office branch in June 2005.

Net income for the year ended December 31, 2004 increased $450,559, or 11.5% over 2003, to $4,364,324. This increase was primarily due to an increase in net interest income, which increased 9.1% to $13.0 million as a result of increases in the volume of both investment securities and loans while during the last half of the year interest rates began to rise at the same time. Total interest income increased $1.8 million, or 9.6%, as the Company’s average interest-earning assets, primarily loans and investment securities, increased by $45.5 million or 15.4% from December 31, 2003. Interest expense increased 10.4% to $7.3 million from $6.7 million in 2003. This increase is reflective of a 10.4% increase in average interest-bearing deposits as well as a full year of expense related to the $5 million trust preferred securities issued in December 2003. Other income decreased 5.5% in 2004 as mortgage loan refinancing slowed resulting in a 32.6%, or $115,118 decrease in secondary mortgage market loan income. Also decreasing in 2004 compared to 2003 were deposit fees and charges, income from the investment in bank-owned life insurance, and commissions from the sale of non-deposit investment products. Non-interest expenses increased 9.2% primarily due to increases in salaries and benefits, in addition, other areas contributing to the increase were occupancy expense, advertising, and office supplies principally due to the opening of the Bellgrade branch in March 2004.

Basic earnings per share in 2005 were $2.14 compared to $1.95 in 2004 and $1.79 in 2003. Diluted earnings per share were $2.11, $1.91, and $1.72, respectively, for the same periods. All per share amounts presented reflect the 5% stock dividend paid June 15, 2004.

The Company’s return on average equity was 15.02% in 2005 compared to 14.80% in 2004, and 14.66% in 2003. Return on average assets amounted to 1.25%, 1.18%, and 1.22%, for the same periods respectively.

Net Interest Income. The Company’s net interest income was $14,389,066 in 2005, compared to $12,971,996 and $11,891,356 for 2004 and 2003, respectively. The increase in net interest income for 2005 was 10.9% over 2004, which in turn, was 9.1% above 2003, and both years are a reflection of the impact of eight increases of 25 basis points in interest rates by the Federal Reserve throughout 2005, and five increases also of 25 basis points each, in the second half of 2004, coupled with growth in the average balance of interest-earning assets and interest bearing liabilities. The improvement in net interest income for 2005 versus 2004 of 10.9% is due to an increase of 13.3% in interest income which totaled $23,019,059, driven by a 6% increase in the average balance of earning assets which totaled $362.4 million and the impact of interest rate increases throughout the year resulting in a yield improvement to 6.58% from 6.20% in 2004. Interest expense on interest bearing liabilities increased by 17.5% over 2004 and totaled $8,629,993, again due to an increase of 4.83% in the average balance and a 29 basis point increase in the yield to 2.74% from 2.45% in the prior year. The 9.1% net interest income increase in 2004 versus 2003 is due to an increase of 9.6% in interest income which totaled $20,317,444, as the average balance of interest-earning assets increased 15.4% to $341.8 million while the taxable equivalent yield dropped to 6.20% from 6.46% in 2003. Interest expense increased 10.4% over the prior year and totaled $7,345,448 due to an increase of 15.2% in the average balance of interest bearing liabilities to $300.3 million coupled with a decline in the yield to 2.45% from 2.55% in 2003. The major contributing factors were a full year of interest expense was recognized in 2004 related to the capital trust preferred securities issued in December 2003, plus the Company increased its borrowings from the Federal Home Loan Bank to $30.5 million from $26.0 million in 2003.

The table below, sets forth the Company’s average interest earning assets (on a tax-equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest earning assets:
Federal funds sold	$2,192	$72	3.28%	$2,767	$38	1.37%	$2,981	$31	1.04%
Securities: (1)
U. S. Treasury and other U. S. government
agency and corporations	$83,142	$4,109	4.94%	$77,533	$3,956	5.10%	$69,204	$3,571	5.16%
States and political subdivisions (2)	28,959	1,892	6.53%	31,169	2,069	6.64%	26,868	1,789	6.66%
Other securities (2)	61,269	4,167	6.80%	58,569	3,999	6.83%	46,568	3,373	7.24%
Total securities (2)	173,370	10,168	5.86%	167,271	10,024	5.99%	142,640	8,733	6.12%

Loans (2)(3)(4)(5)(6)	186,799	13,610	7.29%	171,801	11,123	6.47%	150,583	10,361	6.88%
Total interest-earning assets (2)	$362,361	$23,850	6.58%	$341,839	$21,185	6.20%	$296,204	$19,125	6.46%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$53,878	$604	1.12%	$51,821	$409	0.79%	$47,309	$429	0.91%
Savings	49,712	622	1.25%	51,328	641	1.25%	51,199	785	1.53%
Other time	172,340	5,965	3.46%	159,057	4,932	3.10%	138,923	4,715	3.39%
Total deposits	275,930	7,191	2.61%	262,206	5,982	2.28%	237,431	5,929	2.50%
Federal funds purchased and securities
sold under repurchase agreements	2,740	96	3.50%	2,895	42	1.45%	1,297	15	1.16%
FHLB advances
Overnight	296	8	2.70%	5,252	81	1.54%	5,000	67	1.34%

Term	30,834	1,010	3.28%	24,940	915	3.67%	16,658	627	3.76%

Trust preferred obligation	5,155	325	6.30%	5,155	325	6.30%	205	13	6.34%

Total interest-bearing liabilities	$314,955	$8,630	2.74%	$300,448	$7,345	2.44%	$260,591	$6,651	2.55%
Net interest spread		$15,220	3.84%		$13,840	3.76%		$12,474	3.91%
Net interest margin			4.20%			4.05%			4.21%

____________________

(1)

Includes securities available for sale and securities held to maturity.

(2)

Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

(3)

Installment loans are stated net of unearned income.

(4)

Average loan balances include nonaccrual loans.

(5)

Interest income on loans includes the earned portion of net deferred loan fees in accordance with FASB 91 of $485,976 in 2005, $418,884 in 2004, and $543,756 in 2003.

(6)

Includes mortgage loans held for sale.

The net interest income figures when adjusted for the effect of non-taxable income are referred to as Taxable Equivalent Net Interest Income, and totaled $15,219,087 for 2005, $13,839,362 for 2004, and $12,472,598 for 2003. The Company’s tax-equivalent net interest margin for 2005 was 4.20% compared to 4.05% in 2004 and 4.21% in 2003. The tax-equivalent net interest margin is a measure of net interest income performance. It represents the difference between interest income with any non-taxable interest adjusted to a fully tax-equivalent basis, including net deferred loan fees earned, and interest expense, on both deposits, and borrowings reflected as a percentage of average interest earning assets. The net interest margin expanded in 2005 as compared to 2004, because not only did the rate earned on earning assets (6.58% vs. 6.20%) increase more than the rate paid on interest bearing liabilities (2.74% vs. 2.45%), but the average volume of earning assets ($362.3 million vs. $341.8 million) increased more than the average volume of interest bearing liabilities ($314.8 million vs. $300.3 million), resulting in the tax-

equivalent net interest margin expansion. The net interest margin declined in 2004 as compared to 2003, because the rate earned on earning assets (6.20% vs. 6.46%) declined more than did the rate paid on interest bearing liabilities (2.45% vs. 2.55%), while the average volume of earning assets ($341.8 million vs. $296.2 million) increased more than the average volume of interest bearing liabilities ($300.3 million vs. $260.6 million), resulting in the tax-equivalent net interest margin decline.

The tax-equivalent yield on securities declined in 2005, for the second year in a row, to 5.86% compared to 5.99% in 2004, and 6.12% in 2003. This is attributable to the higher coupon agency securities continuing to be called and being replaced with securities bearing the lower current coupons in line with the broader market interest rates. Interest rates continued moving upward throughout 2005, in contrast to 2004 when interest rates, having reached their lowest levels in 2003, were flat for the early part of the year, they then began their measured increases which continued into 2005. Despite the interest rate movements, the Company, due to the composition of its investment portfolio, was able to maintain its yield better than most of its peer institutions.

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

	2005 Compared to 2004			2004 Compared to 2003
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Federal funds sold	$(6)	$40	$34	$(2)	$9	$7
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	270	(117)	153	424	(39)	385
States and political subdivisions (2)	(145)	(32)	(177)	286	(6)	280
Other securities	184	(16)	168	805	(179)	626
Total securities	309	(165)	144	1,515	(224)	1,291
Loans (2)	1,021	1,466	2,487	1,312	(550)	762
Total interest income	$1,324	$1,341	$2,665	$2,825	$(765)	$2,060
Interest expense:
Deposits:
Interest bearing demand	$17	$178	$195	$55	$(75)	$(20)
Savings	(20)	1	(19)	1	(146)	(144)
Other time	432	601	1,033	537	(320)	217
Total deposits	429	780	1,209	594	(541)	53
Federal funds purchased and securities
sold under repurchase agreements	(2)	56	54	22	5	27
FHLB advances
Overnight	(370)	297	(73)	3	11	14
Term	174	(79)	95	304	(16)	288
Trust preferred obligation	-	-	-	312	-	312
Total interest expense	$231	$1,054	$1,285	$1,235	$(541)	$694
Increase (decrease) in net interest income	$1,093	$287	$1,380	$1,590	$(224)	$1,366

____________________

(1)  Includes securities available for sale and securities held to maturity.

(2)  Fully taxable equivalent basis.

Non-Interest Income.  Non-interest income increased $164,525, or 5.8%, totaling $3,002,909 for 2005 compared to $2,838,384 in 2004. Deposit fees and charges increased 13.3% due in part to increases in the volume of overdrafts and the implementation of a new overdraft protection program in the fourth quarter. Bank card fees were $362,901 a 20% increase over the prior year’s $302,519. The higher income was due to the increasing volume of debit card usage, point of sale transaction fees, and interchange credits. Realized gains on securities available for sale totaled $380,852, a 22.7% increase over $310,391 in 2004 and were generated as a result of active portfolio management as well as security sales generating liquidity to partially fund loan growth. Mortgage loan secondary market fees remained largely unchanged from the prior year as the lower volume of refinancing activity that began in 2004 continued through 2005. Investment and insurance commissions declined by $125,434 or 30.6% ending the year at $284,772 in part due to the Company’s decision to change Broker-Dealers and the resulting conversion from Uvest to Community Bankers Securities in the second and third quarters of 2005. The transition and conversion while very successful, had a detrimental effect on sales efforts, that, when coupled with a general slow down in investment product demand, resulted in a decline in revenues. The remaining categories of non-interest income were generally in line with the prior year.

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

Non-Interest Expenses. Total non-interest expenses increased by $979,698 or 9.8% in 2005 and totaled $10,954,903 compared to $9,975,205 in 2004. The largest dollar increases over the prior year were in salaries which increased $351,369 or 8.3% and totaling $4,595,603 and employee benefits up by $220,962 or 15.1% and totaling $1,681,245. As the Company has grown, and in an attempt to gain a larger share of the market for loans, additional commercial lenders, business development, credit support, compliance, and operations personnel have been added resulting in the increase in salaries and benefits. Additionally, the Company seeks to improve its overall employee benefit program for all employees each year to the extent practicable, resulting in increases to expense over and above that attributable to increases in the number of employees. Other expenses increased by $109,712 or 8.0% totaling $1,474,122 versus $1,364,410 in 2004. The principal areas with increases included in total other expenses were outside service fees related to the Company’s local area network, bank insurance, and various other operating expenses. The following categories had the largest percentage increases over the prior year. Occupancy expense increased by $93,115 or 20% ending the year at $550,739 due largely to the impact of the occupancy of Central Virginia Bank’s new main office in late June 2005. Taxes and licenses increased by $37,439 or 16.2% and totaled $268,672 principally due to increases in bank franchise taxes based on the bank’s total capital. Legal and professional fees increased by $25,631 or 14.7% due to higher fees from the Company’s external independent accounting firm and the costs of outsourced internal audits. Equipment repairs and maintenance expense increased $38,257 or 13.4% ending 2005 at $323,125 while depreciation expense increased by $39,230 or 6.1% ending 2005 at $679,498, due to related maintenance expense on existing equipment and additional purchases of computer, security and alarm equipment.

Total non-interest expenses in 2004 increased $840,746 or 9.2% and totaled $9,975,205 as compared to the $9,134,459 for year end 2003. Increases in salaries, employee benefits, occupancy expense, equipment depreciation, advertising, and office supplies were all impacted by the addition of the Bellgrade branch in March 2004. Employee benefit expense, up 11.3%, also reflected a general increase in the cost of group insurance coverage. The 25.7% increase in occupancy expense also reflected the costs of building repairs necessitated by weather-related damage as well as routine maintenance such as painting. Taxes and license expense, which increased 39.7%, reflects the additional state taxes paid on the capital of the Bank after the addition of the $5 million capital contribution from the Company in December 2003.

Income Taxes.  The Company reported income taxes of $1,357,232 in 2005, $1,056,351 in 2004, and $1,436,923 in 2003. These amounts yielded effective tax rates of 21.8%, 19.5%, and 26.9%, respectively. The 2005 effective tax rate increased due to a lower level of tax free municipal securities in the investment portfolio. In 2004 the rate was positively impacted by increased investments in various securities where a significant amount of the dividends received were not subject to income taxes and the recognition of certain annual tax credits resulting from the Company’s investment in a Community Reinvestment Act eligible housing project in December 2003.

Financial Condition

Loan Portfolio.  The Company is an active residential mortgage and residential construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, eastern Goochland County, western Chesterfield, and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company generally does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

Net loans outstanding increased $17.6 million or 9.8% ending 2005 at $197.6 million following growth of $21.2 million or 13.5% ending 2004 at $179.9 million from year end 2003’s balance of $158.5 million. The loan to deposit ratio was 61.3% at December 31, 2005, compared to 58.1% at December 31, 2004 and 52.7% at December 31, 2003.

The following table summarizes the Company’s loan portfolio, net of unearned income:

	At December 31,
	(Dollars in Thousands)
	2005	2004	2003	2002	2001
Commercial	$36,150	$33,251	$29,808	$26,728	$30,879
Real Estate:
Mortgage	81,077	77,153	67,216	66,746	60,851
Home equity	8,872	7,952	5,227	5,640	5,082
Construction	60,005	49,788	45,097	30,006	24,288
Total real estate	149,954	134,893	117,540	102,392	90,221
Bank cards	946	881	891	837	845
Installment	10,598	11,007	10,292	11,625	19,505
	197,648	180,032	158,531	141,582	141,450
Less unearned income	(89)	(100)	(27)	(88)	(200)
	197,559	179,932	158,504	141,494	141,250
Allowance for loan losses	(2,918)	(2,698)	(2,454)	(2,102)	(1,839)
Loans, net	$194,641	$177,234	$156,050	$139,392	$139,411

As shown in the above table, the total amount of commercial and industrial loans have increased by $2.9 million, $3.4 million, $3.1 million or 8.7%, 11.6%, and 11.5% in 2005, 2004, and 2003 respectively, following a decline of $4.2 million or 13.4% in 2002. The Company has successfully been focusing on these types of loans since 2003 as an alternative to real estate related lending. Total real estate related loans outstanding increased by $15.1 million or 11.2% in 2005, $17.4 million or 14.8% in 2004 and $15.1 million or 14.8% in 2003. Of the real estate related loans, construction loans have the greatest growth, having increased by 23.5% from 2001 to 2002, 50.3% from 2002 to 2003, 10.4% from 2003 to 2004, and 20.5% from 2004 to 2005. As a percentage of total real estate loans, construction loans comprised 26.9% in 2001, 29.3% in 2002, 38.4% in 2003, 36.9% in 2004, and 40.0% in 2005. The Company does not anticipate that growth in construction loans will continue at the same rate in the future as it has in the past. Essentially all construction loans are for residential construction in the principal markets served by the Company. Installment loans declined by $409 thousand in 2005, increased by $715 thousand in 2004, decreased by $1.3 million in 2003, and declined by $7.8 million in 2002. The overall demand for installment loans has dropped principally due to the Company’s unwillingness to effectively compete rate wise with the captive finance arms of the major automobile manufacturers, and the trend of consumers to utilize equity credit lines rather than traditional installment loans. The Company expects this trend to continue in the future. Mortgage loans have grown  9.7% in 2002, 0.7% in 2003, 14.8% in 2004, and 5.1% in 2005 largely due to prevailing market interest rates and the refinancing boom when interest rates were lower in 2001, 2002, and 2003. Mortgage loans have comprised approximately the same percentage of the total real estate loans for the past five years; however, beginning in 2003 their percentage began to decline. Mortgage loans to total real estate loans were 67.4% in 2001, 65.2% in 2002 57.2% in 2003, 57.2% in 2004, and 54.1% in 2005. Home equity loans while growing over the past five years from $5.1 million in 2001 to $8.9 million in 2005, still comprise about the same percentage of total real estate loans. Home Equity loans to total real estate loans were 5.6%, 5.5%, 4.4%, 5.9%, 5.9% in 2001, 2002, 2003, 2004, and 2005, respectively. Bank card loan balances outstanding have remained relatively level over the same period of time ranging from $845 thousand in 2001 to $946 thousand in 2005.

At December 31, 2005, no concentrations of loans exceeding 10.0% of total loans existed which were not disclosed as a separate category of loans.

The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2005. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total

	(Dollars in Thousands)
Commercial	$19,464	$12,748	$3,938	$36,150
Real Estate:
Mortgage	1,248	4,230	75,599	81,077
Home equity	22	548	8,302	8,872
Construction	50,931	7,979	1,095	60,005
Total real estate	52,201	12,757	84,996	149,954
Bank cards	-	-	946	946
Installment	2,836	7,051	711	10,598
	$74,501	$32,556	$90,591	$197,648

	Maturing
	Within One Year	After One Year	Total
Loans maturing with:
Fixed interest rates	$2,705	$32,427	$35,132
Variable interest rates	71,796	90,770	162,516
	$74,501	$123,147	$197,648

Asset Quality.  Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status, per Company policy, may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

Non-performing loans totaled $967,075 at December 31, 2005, compared to $875,329 at December 31, 2004 and $1,820,421 at December 31, 2003. Non-performing loans increased in 2005 primarily due to an increase of $449,369 in non-accrual loans partially offset by a decline of $357,623 in loans past due 90 days or more past due. The majority of loans currently in non-accrual are adequately secured by real estate and no significant losses are anticipated regardless of the resolution. Non-performing loans declined from $1.8 million in 2003 to $875,329 in 2004, due to non-accrual loans increasing by $270,546, and 90 day past due loans declining by $1,118,638.

Other non-performing assets consist of a Virginia Small Business Financing Authority Industrial Development Revenue bond in the original amount of $4,185,000 where the underlying business, in 2001, defaulted on its interest payments. The trustee, in accordance with the terms of the indenture, subsequently foreclosed on the underlying real estate collateral securing the bond and the property was listed for sale. The security was initially placed in non-accrual status, but is currently classified as a component of other assets at a value approximating its anticipated liquidation value. The property is presently leased to a tenant who has a multi-year lease-purchase option on the property. The original principal investment was $190,000 and has been written down to a value of $140,000. The tenant is making monthly lease payments, and the Company’s pro-rata portion of the amounts paid is received semi-annually. Payments received in 2005 totaled $13,690 and in 2004 totaled $15,480 all of which were applied to reduce the carrying value to its present balance of $110,830. Management anticipates future lease payments will be received and applied to further reduce the principal carrying value, accordingly, there are no additional write-downs contemplated.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was no real estate acquired through foreclosure (OREO) at December 31, 2005 and 2004, compared to $97,000 at December 31, 2003, 2002, and 2001. Sales of the properties held at December 31, 2003 resulted in net losses of approximately $1,380. The Bank currently has no OREO, accordingly, it has no 2005 and 2004 period expenses related to OREO. In 2003 carrying costs of $780 were incurred, likewise $1,200 in 2002, and $2,400 in 2001. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management does not believe that the level of non-performing loans in 2005 reflects any systemic problem in the Company’s loan portfolio. At December 31, 2005, there were $719,915 in non-accrual loans compared to $270,546 at December 31, 2004 and none at December 31, 2003. Based on our present knowledge of the status of individual and corporate creditors and the overall economy, management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans are placed on a non-accrual status.

The following table summarizes non-performing assets:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$720	$270	$ 0	$258	$484

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	247	605	1,723	971	382
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$967	$875	$1,723	$1,229	$866
Other real estate owned	0	0	97	97	97
Other non-performing assets	111	125	140	150	150
Total non-performing assets	$1,078	$1,000	$1,960	$1,476	$1,113

Loans 90 days or more past due generally, are placed on non-accrual status unless well secured and in the process of collection.

In 2005, $911 of interest income was reversed when loans were placed in non-accrual status. In 2004, $8,165 was reversed; in 2003 and 2002, $0; and in 2001, $5,952 of interest income was reversed under the same circumstances. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$29	$12	-
Interest income included in income on the loans	-	-	-

Management is not aware of any other loans at December 31, 2005, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management has analyzed the potential risk of loss within the Company’s loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Loans, including non-performing loans are monitored on an ongoing basis as part of the Company’s periodic loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. The ratio of the allowance for loan losses to total loans was 1.48% at December 31, 2005, compared to 1.50% at December 31, 2004 and 1.55% at December 31, 2003. Management feels that the growth of the allowance for loan losses, while not at the same rate as the portfolio growth, is adequate to provide for future losses. At December 31, 2005, the ratio of the allowance for loan losses to non-performing assets was 270.7%, compared to 269.9% at year end 2004, 125.2% at year end 2003 and 142.3% and 165.2% at December 31, 2002 and 2001, respectively. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The following table summarizes changes in the allowance for loan losses:

	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$2,698	$2,454	$2,102	$1,839	$1,658
Charge-offs:
Commercial	24	69	2	131	-
Real estate
Mortgage	-	8	-	-	28
Home equity	-	-	19	3	18
Construction	-	-	-	-	-
Bank cards	18	17	51	24	27
Installment	51	120	40	51	157
Total	93	214	112	209	230
Recoveries:
Commercial	-	-	3	-	48
Real estate
Mortgage	-	-	-	-	24
Home equity	-	-	5	-	-
Construction	-	-	-	-	-
Bank cards	3	6	5	6	7
Installment	107	37	41	26	44
Total	110	43	54	32	123
Net charge-offs	17	(171)	(58)	(177)	(107)
Provision charged to operations	203	415	410	440	288
Balance at end of period	$2,918	$2,698	$2,454	$2,102	$1,839
Ratio of net loan losses to average net loans outstanding:
Net charge-offs (recoveries)	$(17)	$171	$58	$177	$107
Average net loans	183,380	168,660	147,352	141,576	132,934
	(0.01)%	0.10%	0.04%	0.13%	0.08%
Ratio of allowance for loan losses to total loans net of unearned income:
Allowance for loan losses	$2,918	$2,698	$2,454	$2,102	$1,839
Total loans at period end	197,558	179,932	158,504	141,494	141,250
	1.48%	1.50%	1.55%	1.49%	1.30%
Ratio of allowance for loan losses to total non-performing loans:
Allowance for loan losses	$2,918	$2,698	$2,454	$2,102	$1,839
Non-performing loans	967	875	1,732	1,229	866
	301.76%	308.34%	142.43%	171.03%	212.36%

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

The provision for loan losses totaled $203,000 for the year ended December 31, 2005 compared to $414,500 for the year 2004, $410,000 for the year 2003, and $440,000 for the year 2002. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each category of loans:

	At December 31,
	2005			2004			2003
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$819	28%	18%	$921	34%	18%	$581	24%	19%
Real estate-construction	1,016	35%	30%	608	23%	28%	761	31%	21%
Real estate-mortgage (1)	965	33%	46%	1,028	38%	47%	946	38%	51%
Installment (2)	118	4%	6%	141	5%	7%	166	7%	9%
	$2,918	100%	100%	$2,698	100%	100%	$2,454	100%	100%

	At December 31,
	2002			2001
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$451	21%	19%	$531	29%	22%
Real estate-construction	691	33%	21%	242	13%	17%
Real estate-mortgage (1)	792	38%	51%	830	45%	47%
Installment (2)	169	8%	9%	236	13%	14%
	$2,103	100%	100%	$1,839	100%	100%

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

Securities

The Company’s investment securities portfolio serves several purposes, primarily, liquidity, safety and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for borrowing from the Federal Home Loan Bank of Atlanta, and others for repurchase agreements with commercial customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed and for general asset liability management purposes. During the year ended December 31, 2005, total securities decreased $3.4 million, or 2.0%, to $165.7 million, or 41.7% of total assets, principally due to the $17.6 million, or 9.8%, increase in loans. A similar trend occurred in the year ended December 31, 2004, as total securities decreased $7.9 million, or 4.5%, to $169.0 million, or 44.6% of total assets, again largely due to the $21.5 million, or 13.5%, increase in loans. In the year ended December 31, 2003 total securities increased by 56.9% to $177.0 million, or 48.4% of total assets due to strong deposit growth coupled with weak loan demand. The Company has consciously increased its marketable securities holdings if supported by solid deposit growth and/or borrowings particularly when accompanied by low loan demand and growth, especially when in a low interest rate environment in an effort to increase net interest income.

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

The following table summarizes the book value of the Company’s securities held to maturity at the date indicated:

	Book Value at December 31,
	2005	2004	2003
	(Dollars in Thousands)

States and political subdivisions	$8,478	$8,820	$11,152

The following table summarizes the book value of the Company’s securities available for sale at the dates indicated.

	Book Value at December 31,
	2005	2004	2003
	(Dollars in Thousands)
U. S. Treasuries	$ -	$ -	$ 8,006
U. S. government agencies and corporations	73,297	74,479	70,732
Bank eligible preferred and equities	20,058	20,546	21,466
Mortgage-backed securities	9,774	8,335	8,287
Corporate and other debt	40,689	34,658	34,723
States and political subdivisions	16,336	21,354	20,453
	$160,154	$159,372	$163,667

The book value and average yield of the Company’s securities, including securities available for sale, at December 31, 2005 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cashflows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date. Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages. Bank eligible preferred and equity securities are not shown due to their inherent lack of stated maturities.

	States and Political Subdivisions(1)		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$ 270	7.26%	$ -	0.00%	$ -	0.00%
Due after one year through five years	4,580	6.30%	4	8.06%	6,959	4.37%
Due after five years through ten years	6,997	6.38%	476	6.04%	34,277	4.86%
Due after ten years	12,967	6.45%	9,294	4.47%	32,061	5.81%
Total	$ 24,814	6.41%	$ 9,774	4.54%	$ 73,297	5.23%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$ 3,979	7.67%	$ 4,249	7.64%
Due after one year through five years	6,771	6.90%	18,314	5.79%
Due after five years through ten years	10,153	6.60%	51,903	5.42%
Due after ten years	19,786	6.68%	74,108	5.99%
Total	$ 40,689	6.80%	$ 148,574	5.81%

____________________

(1)  Yield on tax-exempt obligations have been computed on a tax-equivalent basis.

As shown in the table above, approximately $4.2 million, or 2.9%, of the total portfolio will mature in one year or less while $18.3 million, or 10.9%, will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 5.86% for 2005, compared to 5.99% for 2004 and 6.12% for 2003. The book value of the entire portfolio exceeded its market value by approximately $2.7 million at December 31, 2005 compared to market value exceeding book value by approximately $1.2 million and $2.6 million at December 31, 2004 and December 31, 2003, respectively.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is deposit accounts. The Company’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company’s deposits are provided by individuals and businesses generally located within the principal markets served.

As shown in the following table, average total deposits grew by 6.0% in 2005 and 11.2% in 2004. The average aggregate interest rate paid on deposits was 2.26% in 2005 compared to 1.99% in 2004 and 2.19% in 2003. The majority (54%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate
	(Dollars in Thousands)
Non-interest bearing
demand deposits	$42,749	$ 0	0%	$38,567	$ 0	0%	$33,100	$ 0	0%
Interest bearing demand
deposits	53,878	604	1.12%	51,821	409	0.79%	47,309	429	0.91%
Savings deposits	49,712	622	1.25%	51,328	641	1.25%	51,199	785	1.53%
Time deposits	172,340	5,965	3.46%	159,057	4,932	3.10%	138,923	4,715	3.39%
Total	$318,679	$7,191	2.26%	$300,773	$5,982	1.99%	$270,531	$5,929	2.19%

The company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2005:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$5,751
Three to six months	7,190
Six to twelve months	6,599
Over twelve months	23,840
$43,380

The Company had no short-term borrowings with an average balance outstanding of more than 30% of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in common equity accounts of consolidated subsidiaries, less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses and pre-tax net unrealized holding gains on certain equity securities. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank’s Tier 1 Capital ratio was 13.3% as of December 31, 2005, compared to 12.5% at December 31, 2004 and 12.8% at December 31, 2003. The Total Capital ratio was 14.3% at December 31, 2005, compared to 13.6% and 13.9% at December 31, 2004 and 2003, respectively. These ratios are in excess of the mandated minimum requirements of 4% and 8%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2005, the Bank’s Leverage ratio was 9.6% compared to 8.7% at December 31, 2004 and 8.3% at December 31, 2003. Each of these exceeds the required minimum leverage ratio of 4%. The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, recognized the need for additional capital to support further expansion or acquisitions and used the proceeds from the issuance of the $5 million capital trust preferred securities in December 2003 to increase the capital position of the Bank.

The following tables show risk based capital ratios and stockholders equity to total assets for the Company and its principal subsidiary, Central Virginia Bank:

	December 31,
	Regulatory Minimum	2005	2004	2003

Consolidated
Tier 1 risk-based capital	4.0%	13.5%	13.0%	11.6%
Total risk-based capital	8.0%	14.5%	14.1%	14.9%
Leverage ratio	4.0%	9.8%	9.0%	7.5%
Stockholders’ equity to total assets	N/A	8.3%	8.3%	7.7%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	13.3%	12.5%	12.8%
Total risk-based capital	8.0%	14.3%	13.6%	13.9%
Leverage ratio	4.0%	9.6%	8.7%	8.3%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by retaining earnings. Total stockholders’ equity increased by $1.5 million in 2005 primarily due to earnings retention partially offset by an increase in the unrealized securities losses, net of tax, reflected as accumulated other comprehensive income. At year end 2004 capital increased by $3.0 million again primarily as the result of earnings retention and improvement in accumulated other comprehensive income. At year end 2003, capital increased by $3.8 million once again due to retention of earnings. The return on average equity was 15.0% in 2005, compared to 14.8% in 2004 and 14.7% in 2003. Total cash dividends were paid representing 29.2% of net income for 2005, while dividends represented 29.5% of net income for 2004 and 27.1% for 2003. Book value per share was $14.40 at December 31, 2005, compared to $13.87 at December 31, 2004 and $12.77 at December 31, 2003.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2005, the Bank had $12.3 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval. As of December 31, 2004 the Company had $9.6 million of retained earnings available for dividends.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds from correspondent banks, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. The Bank, over the past three years, has experienced 35% growth in deposits. During the same period, notwithstanding the $5 million long-term Capital Trust Preferred issue in December 2003, the Bank has increased its borrowings from $21.4 million at the beginning of 2003 to $35.2 million at the end of 2005. In view of the historically low interest rate environment in 2003, coupled with the opportunity to lengthen maturities, the Bank was able to lock-in low rate cost of funds for up to five years. These funds were deployed at favorable yields in the investment portfolio and as funding for loan growth.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2005, the Company had a positive 12-month gap position. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes the Company’s interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2005:

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years or Nonsensitive	Total
EARNING ASSETS:
Securities available for sale	$57,888	$13,208	$41,834	$44,251	$157,181
Securities held to maturity	858	280	5,324	2,015	8,477
Loans(1)	102,644	11,101	56,402	28,321	198,468
Total interest-earning assets	$161,390	$24,589	$103,560	$74,587	$364,126

FUNDING SOURCES
Deposits:
Interest bearing demands	$ -	$5,749	$5,749	$45,987	$57,485
Savings	-	35,875	4,484	4,484	44,843
Time deposits, $100,000 and over	5,751	13,789	23,840	-	43,380
Other time deposits	16,496	53,803	61,650	-	131,949
Federal funds purchased and securities
sold under repurchase agreements	4,690	-	-	-	4,690
FHLB advances:
Term	20,500	-	10,000	-	30,500
Overnight	-	-	-	-	0
Trust preferred securities	-	-	5,155	-	5,155
Total interest-bearing liabilities	$47,437	$109,216	$110,878	$50,471	$318,002
Period gap	$113,953	$(84,627)	$(7,318)	$24,116	$46,124
Cumulative gap	$113,953	$29,326	$22,008	$46,124
Ratio of cumulative gap to total earning assets	31.29%	8.05%	6.04%	12.67%

_____________

(1)

Of the amount of loans due after 12 months, $42.1 million had floating or adjustable rates of interest and $42.6 million had fixed rates of interest.

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

Contractual Obligations

The following table presents the Company’s contractual obligations at December 31, 2005 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Thousands)
Long-term debt obligations	$5,000	$ -	$ -	$5,000	$ -
Other obligations			-	-	-
Total	$5,000	$ -	$ -	$5,000	$ -

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or repricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. The asset and liability management committee at the Bank is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our board of directors reviews the guidelines established by the committee. Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present valu e estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on us. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis.

Earnings Simulation Analysis

We use simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model utilized calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

The following table represents the interest rate sensitivity of our net interest income (net interest income at risk) on a 12-month horizon using different rate scenarios as of December 31, 2005. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2005 data.

Change in Yield Curve	Percentage Change in Net Interest Income	Dollar Change in Net Interest Income
		(Dollars in Thousands)

+200 basis points	4.3%	$667
+100 basis points	2.0%	311
Base	-	-
-100 basis points	-3.9%	-560
-200 basis points	-11.0%	-1,708

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

The following chart reflects the change in net market value of equity, (economic value of equity at risk), by using December 31, 2005 data, over different rate environments with a one-year horizon.

Change in Yield Curve	Percentage Change in Economic Value of Equity	Dollar Change in Economic Value of Equity
		(Dollars in Thousands)

+200 basis points	-9.6%	$-5,521
+100 basis points	-5.1%	-2,918
Base	-	-
-100 basis points	-3.0%	-1,758
-200 basis points	-9.0%	-5,179

Management of the Interest Sensitivity Gap

The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

Our asset-liability management committee reviews deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of the committee are reported to the board of directors regularly. The periodic monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the Chief Financial Officer of the Bank with input from other committee members.

The table below lists the Company’ quarterly performance for the years ended December 31, 2005 and 2004.

Summary of Financial Results by Quarter
	2005
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$6,106	$5,888	$5,635	$5,389
Interest expense	2,332	2,217	2,112	1,969
Net interest income	3,774	3,671	3,523	3,420
Provision for loan losses	37	107	59	-
Non-interest income	898	729	785	591
Non-interest expense	2,908	2,757	2,735	2,554
Income before applicable income taxes	1,727	1,536	1,514	1,457
Applicable income taxes	420	346	305	286
Net Income	$1,307	$1,190	$1,209	$1,171

Net income per share, basic	$0.57	$0.52	$0.53	$0.52
Net income per share, diluted	$0.56	$0.52	$0.52	$0.51

	2004
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$5,275	$5,138	$4,956	$4,948
Interest expense	1,913	1,848	1,793	1,791
Net interest income	3,362	3,290	3,163	3,157
Provision for loan losses	43	94	136	143
Non-interest income	710	738	742	649
Non-interest expense	2,583	2,544	2,547	2,301
Income before applicable income taxes	1,446	1,390	1,222	1,362
Applicable income taxes	253	288	175	340
Net Income	$1,193	$1,102	$1,047	$1,022

Net income per share, basic	$0.53	$0.49	$0.47	$0.46
Net income per share, diluted	$0.52	$0.48	$0.46	$0.45

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and independent auditors’ report thereon are filed as a part of this report following Item 15:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information set forth under the heading “ELECTION OF DIRECTORS”; “Committees”; “Code of Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive 2006 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on April 25, 2006  (the “2006 Proxy Statement”) is hereby incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

Information set forth under the heading “REMUNERATION” (except for the information set forth under the heading “Compensation Committee Report on Executive Compensation”) of the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “Equity Compensation Plan Information” of the 2006 Proxy Statement are hereby incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth under the heading “Certain Transactions” of the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the heading “Fees of Independent Public Accountants” and “Pre-Approved Services” of the 2006 Proxy Statement is hereby incorporated by reference.

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

10.1

Supplemental Executive Retirement Plan (filed herewith).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1

Consent of Yount, Hyde & Barbour, P.C. (filed herewith).

23.2

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

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the consolidated balance sheet of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Central Virginia Bankshares, Inc. and subsidiaries for the years ended December 31, 2004 and 2003 were audited by other auditors whose report, dated February 2, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 9, 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the consolidated balance sheets of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Mitchell, Wiggins & Company LLP

Richmond, Virginia

February 2, 2005

CENTRAL VIRGINIA BANKSHARES, INC
CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

ASSETS

Cash and due from banks	$9,628,534	$9,663,181
Securities available for sale at fair value	157,180,730	160,219,203
Securities held to maturity at amortized cost (fair value 2005 $8,708,861; 2004 $9,134,149)	8,477,514	8,820,035
Total Securities	165,658,244	169,039,238
Mortgage loans held for sale	909,800	1,264,175
Loans:
Commercial	36,149,812	33,250,643
Real Estate:
Mortgage	81,076,810	77,152,832
Home equity	8,871,923	7,952,365
Construction	60,004,708	49,787,759
Bank cards	945,432	880,815
Installment	10,598,303	11,007,904
Less unearned income	(88,762)	(100,141)
Loans, net of unearned discount	197,558,226	179,932,177
Allowance for loan losses	(2,917,670)	(2,698,622)
Loans, net	194,640,556	177,233,555
Bank premises and equipment, net	10,899,744	8,134,145
Accrued interest receivable	2,642,043	2,297,411
Other assets	12,993,799	11,799,488

	$397,372,720	$379,431,193

See Notes to Consolidated Financial Statements.

December 31,	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand deposits	$44,572,283	$41,046,290
Interest bearing demand deposits, MMDA, and NOW accounts	57,484,662	54,634,469
Savings deposits	44,842,730	53,190,797
Time deposits:
$100,000 and over	43,380,423	39,204,176
Other	131,948,850	121,871,237
	322,228,948	309,946,969
Federal funds purchased and securities sold
under repurchase agreements	4,690,000	997,000
FHLB borrowings	30,500,000	30,500,000
Capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	517,117	416,469
Other liabilities	1,372,684	1,034,809
	364,463,749	348,050,247

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $1.25 par value; 6,000,000 shares
authorized, 2,285,618 and 2,261,716 shares issued and outstanding in 2005 and 2004, respectively	2,857,023	2,827,145
Surplus	10,898,720	10,417,162
Retained earnings	21,013,201	17,558,418
Accumulated other comprehensive income (loss), net	(1,859,973)	578,221
	32,908,971	31,380,946

	$397,372,720	$379,431,193

Central Virginia Bankshares, Inc
Consolidated Statements of Income

Years Ended December 31,	2005	2004	2003

Interest income:
Interest and fees on loans	$13,609,704	$11,122,815	$10,360,271
Interest on securities and federal funds sold:
U.S. Treasury securities	-	37,286	130,798
U.S. government agencies and corporations	4,108,892	3,918,091	3,440,100
States and political subdivisions	1,440,620	1,576,759	1,430,454
Corporate and other	3,787,502	3,624,233	3,150,632
Federal funds sold	72,341	38,260	30,802
	9,409,355	9,194,629	8,182,786
	23,019,059	20,317,444	18,543,057

Interest expense:
Interest on deposits	7,190,999	5,982,163	5,928,852
Interest on borrowings:
Federal funds purchased and securities sold
under repurchase agreements	95,914	42,313	15,272
FHLB borrowings	1,018,382	996,369	694,233
Capital trust preferred securities	324,698	324,603	13,344
	1,438,994	1,363,285	722,849
	8,629,993	7,345,448	6,651,701
Net interest income	14,389,066	12,971,996	11,891,356

Provision for loan losses	203,000	414,500	410,000
Net interest income after provision for loan losses	14,186,066	12,557,496	11,481,356

Non-interest income
Deposit fees and charges	1,227,076	1,083,151	1,166,198
Bank card fees	362,901	302,519	258,754
Increase in cash surrender value of life insurance	280,607	264,454	275,297
Secondary mortgage market loan fees	241,980	238,199	353,317
Investment and insurance commissions	284,772	410,206	458,715
Net realized gains on sale of securities available for sale	380,852	310,391	287,688
Other	224,721	229,464	203,822
	3,002,909	2,838,384	3,003,791

(Continued)

Years Ended December 31,	2005	2004	2003
Non-interest expenses:
Salaries and wages	4,595,603	4,244,234	4,018,674
Pensions and other employee benefits	1,681,245	1,460,283	1,311,799
Occupancy expense	550,739	457,624	364,074
Equipment depreciation	679,498	640,268	632,500
Equipment repairs and maintenance	323,125	284,868	289,956
Advertising and public relations	259,094	232,657	170,533
Federal insurance premiums	42,140	43,871	38,678
Office supplies, telephone, and postage	599,030	569,529	561,134
Taxes and licenses	268,672	231,233	165,491
Legal and professional fees	199,723	174,092	146,992
Consulting fees	281,912	272,136	185,699
Other operating expenses	1,474,122	1,364,410	1,248,929
	10,954,903	9,975,205	9,134,459
Income before income taxes	6,234,072	5,420,675	5,350,688

Income taxes	1,357,232	1,056,351	1,436,923

Net income	$4,876,840	$4,364,324	$3,913,765

Basic earnings per share	$2.14	$1.95	$1.79
Diluted earnings per share	$2.11	$1.91	$1.72

See Notes to Consolidated Financial Statements.

Central Virginia Bankshares, Inc
Consolidated Statements of Stockholders Equity
				Accumulated
				Other
				Comprehensive
	Common		Retained	Income	Comprehensive
Years Ended December 31, 2005, 2004, and 2003	Stock	Surplus	Earnings	(Loss), Net	Income	Total

Balance, December 31, 2002	$2,573,997	$6,082,371	$14,541,849	$1,300,994	$ -	$24,499,211
Comprehensive income:
Net income	-	-	3,913,765	-	3,913,765	3,913,765
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period,
net of deferred income taxes of $159,388	-	-	-	309,400	309,400	309,400
Less reclassification adjustment for gains
on securities available for sale included in net income, net of deferred income
taxes of $97,814	-	-	-	(189,874)	(189,874)	(189,874)

Total comprehensive income					$4,033,291

Issuance of common stock:
43,330 shares pursuant to exercise of stock options	55,412	515,394	-	-	-	570,806
Income tax benefit of deduction for tax purposes attributable to exercise of
stock options	-	105,312	-	-	-	105,312
9,747 shares pursuant to dividend reinvestment plan	12,184	183,853	-	-	-	196,037
Cash dividends declared, $.51 per share	-	-	(1,061,919)	-	-	(1,061,919)
Balance, December 31, 2003	2,641,593	6,886,930	17,393,695	1,420,520		28,342,738
Comprehensive income:
Net income	-	-	4,364,324	-	4,364,324	4,364,324
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes
of $346,257	-	-	-	(665,846)	(665,846)	(665,846)
Less reclassification adjustment for gains on
securities available for sale included in net income, net of deferred income taxes of
$109,361	-	-	-	(201,029)	(201,029)	(201,029)
Unrealized holding gain on interest swap agreement arising during the period, net
of deferred income taxes of $15,036	-	-	-	24,576	24,576	24,576

Total comprehensive income					$3,522,025	-

(Continued)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
Years Ended December 31, 2005, 2004, and 2003	Stock	Surplus	Earnings	Income	Income	Total
Issuance of common stock:
33,149 shares pursuant to exercise of stock options	41,435	370,808	-	-		412,243
Income tax benefit of deduction for tax purposes attributable to exercise of
stock options	-	165,376				165,376
106,431 shares pursuant to a 5% stock dividend	133,039	2,769,334	(2,902,373)	-		-
8,862 shares pursuant to dividend reinvestment plan	11,078	224,714	-	-		235,792
Payment for 386 fractional shares of common stock	-	-	(10,540)	-		(10,540)
Cash dividends declared, $.58 per share	-	-	(1,286,688)	-		(1,286,688)
Balance, December 31, 2004	2,827,145	10,417,162	17,558,418	578,221		31,380,946

Comprehensive income:
Net income			4,876,840		4,876,840	4,876,840
Other comprehensive income, net of tax:						-
Unrealized holding losses on securities available for sale arising during the						-
period, net of deferred income taxes
of $1,170,861				(2,268,582)	(2,268,582)	(2,268,582)
Less reclassification adjustment for gains on						-
securities available for sale included in net income net of deferred income taxes
of $132,912				(247,940)	(247,940)	(247,940)
Unrealized holding gain on interest swap agreement arising during the period, net
of deferred income taxes of $47,927				78,328	78,328	78,328

Total comprehensive income					$2,438,646

Issuance of common stock:						-
14,466 shares pursuant to exercise of stock options	18,084	161,815				179,899
Income tax benefit of deduction for tax purposes attributable to exercise of
stock options		66,880				66,880
9,434 shares pursuant to dividend reinvestment plan	11,794	252,863				264,657
Cash dividends declared, $.625 per share	-	-	(1,422,057)	-		(1,422,057)
Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$(1,859,973)		$32,908,971

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$4,876,840	$4,364,324	$3,913,765
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	830,973	753,596	736,096
Amortization	37,177	37,177	14,678
Deferred income taxes	(86,269)	(70,200)	(8,434)
Provision for loan losses	203,000	414,500	410,000
Amortization and accretion on securities	150,940	223,748	195,496
Realized gain on sales of securities available for sale	(380,852)	(310,391)	(287,688)
(Gain) loss on disposal of premises and equipment	-	215	(2,995)
Loss on sale of foreclosed real estate	-	1,380	-
Increase in cash value, life insurance	(282,087)	(265,934)	(286,400)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	354,375	(501,775)	484,180
Accrued interest receivable	(344,632)	145,671	(650,414)
Other assets	546,768	(99,723)	(71,934)
Increase in liabilities
Accrued interest payable	100,648	11,560	24,099
Other liabilities	404,755	257,775	298,980
Net cash provided by operating activities	6,411,636	4,961,923	4,769,429

Cash Flows From Investing Activities
Proceeds from calls and maturities of securities held to maturity	204,000	2,327,420	2,881,300
Purchase of securities held to maturity	-	-	(1,033,641)
Proceeds from calls and maturities of securities available for sale	13,215,000	32,777,425	46,097,449
Proceeds from sales of securities available for sale	33,605,230	22,569,079	10,421,113
Purchase of securities available for sale	(47,233,618)	(50,960,198)	(122,279,218)
Net increase in loans made to customers	(17,610,001)	(21,598,132)	(17,067,949)
Proceeds from sale of premises and equipment	-	-	22,255
Net purchases of premises and equipment	(3,596,572)	(2,189,349)	(768,783)
Proceeds from sale of foreclosed real estate	-	95,620	-
Acquisition of other assets	(27,800)	(1,210,020)	(3,072,529)
Net cash (used in) investing activities	(21,443,761)	(18,188,155)	(84,800,003)

(Continued)

Years Ended December 31,	2005	2004	2003

Cash Flows From Financing Activities
	(1,971,881)	5,197,152	27,907,530
Net increase in time deposits	14,253,860	4,029,303	34,824,607
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	3,693,000	(3,217,000)	3,776,000
Net proceeds on FHLB borrowings	-	4,500,000	5,000,000
Proceeds from issuance of capital trust preferred securities	-	-	5,000,000
Net proceeds from issuance of common stock	444,556	648,035	766,843
Payment for purchase of fractional shares of common stock	-	(10,540)	-
Dividends paid	(1,422,057)	(1,286,688)	(1,061,919)
Net cash provided by financing activities	14,997,478	9,860,262	76,213,061
Decrease in cash and cash equivalents	(34,647)	(3,365,970)	(3,817,513)
Cash and cash equivalents, beginning	9,663,181	13,029,151	16,846,664
Cash and cash equivalents, ending	$9,628,534	$9,663,181	$13,029,151
Supplemental Disclosures of Cash Flow Information
Interest Paid	$8,529,345	$7,333,888	$6,627,603
Income taxes paid	1,041,440	1,202,187	1,396,493
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	(3,820,295)	(1,322,493)	181,100
Unrealized gain on interest rate Swap Agreement	126,255	39,612	-

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investments in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which approximated $155,000 at December 31, 2005. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Nature of operations: Central Virginia Bankshares, Inc. is a one bank holding company headquartered in Powhatan County, Virginia. The Company’s subsidiary, Central Virginia Bank, provides a variety of financial services to individuals and corporate customers through its eight branches located in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. The Bank’s primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are residential mortgage, construction, installment, and commercial business loans.

Central Virginia Bank’s subsidiary, CVB Title Services, Inc., is a corporation organized under the laws of the Commonwealth of Virginia. CVB Title Services’ primary purpose is to own membership interests in two insurance-related limited liability companies.

Use of estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses and foreclosed real estate may change materially in the near term.

Cash and cash equivalents:  For purposes of reporting the consolidated statements of cash flows, the Company includes cash on hand, amounts due from banks, federal funds sold and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying consolidated balance sheets. Cash flows from deposits and loans are reported net.

The Bank maintains cash accounts with other commercial banks. The amount of these deposits at December 31, 2005 exceeded the insurance limited of the FDIC by $1,851,403. The Bank has not experienced any losses in such accounts.

The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $3,968,000 and $3,346,000 at December 31, 2005 and 2004, respectively.

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

Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and accounted for at market value on an aggregate basis. These include securities used as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, a component of stockholders’ equity, net of the related deferred tax effect. Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Company held no trading securities during the years ended December 31, 2005, 2004, and 2003.

Declines in the fair value of individual securities classified as either held to maturity or available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

Mortgage loans held for sale:  Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market determined on an aggregate basis. The Bank does not retain mortgage servicing rights on loans held for sale. Substantially all mortgage loans held for sale are pre-sold to the Bank's mortgage correspondents. All sales are made without recourse.

Rate lock commitments:  The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.

Loans:  Loans are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for loan losses.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related yield. The Bank is generally amortizing these amounts over the average contractual life.

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

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

Bank premises and equipment:  Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Depreciation is not recognized on branches or banking facilities purchased or constructed until the facility is occupied and open for business. Depreciation is computed using the straight-line method over the following estimated useful lives.

Years

Buildings and improvements

5 - 39

Furniture and equipment

3 - 10

Foreclosed real estate:  Foreclosed real estate represents properties acquired through foreclosure or other proceedings. Foreclosed real estate is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. At December 31, 2005 and 2004, there was no foreclosed real estate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

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

Recent accounting pronouncements:  In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued.  The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the be nefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Company should quantify the impact on financial statements in the future and explain effects of acceleration of vesting, if any. The Company does not anticipate this statement will have a material effect on its financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

Share-based payment:  The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were no options granted during the year ended December 31, 2005, while 10,050 and 10,650 options were granted during the years ended December 31, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

	2005	2004	2003
Net income
As reported	$4,876,840	$4,364,324	$3,913,765

Pro forma	$4,876,840	$4,304,728	$3,889,057

Basic earnings per share
As reported	$2.14	$1.95	$1.79

Pro forma	$2.14	$1.92	$1.78

Diluted earnings per share
As reported	$2.11	$1.91	$1.72

Pro forma	$2.11	$1.88	$1.71

For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2004 and 2003:  dividend yield of 2.18% and 2.45%, respectively, expected volatility of 20%, risk-free interest rate of 3.6% and 3.0%, and an expected option life of 9.5 and 5 years, respectively. The fair value of each option granted in 2004 was $5.93 and the fair value of each option granted in 2003 was $2.32. There were no options granted in 2005.

Derivative financial instruments:  All derivatives are recognized on the balance sheet at their fair value as an asset or liability. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

At December 31, 2005 and 2004, the Company’s only derivative financial instrument consisted of an interest-rate swap agreement used to lock-in the interest cash outflows on certain floating-rate debt incurred in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. government agencies
and corporations	$73,296,994	$15,439	$(1,600,570)	$71,711,863
Bank eligible preferred and
equities	20,058,273	33,026	(1,286,223)	18,805,076
Mortgage-backed securities	9,773,516	12,556	(254,294)	9,531,778
Corporate and other debt	40,689,432	919,464	(797,303)	40,811,593
States and political subdivisions	16,335,861	160,547	(175,988)	16,320,420
	$160,154,076	$1,141,032	$(4,114,378)	$157,180,730

	December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. government agencies
and corporations	$74,479,154	$50,566	$(563,451)	$74,166,269
Bank eligible preferred and
equities	20,545,680	410,316	(1,525,201)	19,430,795
Mortgage-backed securities	8,334,907	41,395	(88,897)	8,287,405
Corporate and other debt	34,657,978	2,285,417	(56,629)	36,886,766
States and political subdivisions	21,354,535	313,854	(220,421)	21,447,968
	$159,372,254	$3,301,548	$(2,454,599)	$160,219,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. Additionally, many of the U. S. government agency securities held have one-time, semiannual, quarterly, or continuous call provisions that allow the agency to redeem the debt substantially in advance of the contractual maturity.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$ 4,123,980	$ 4,166,221
Due after one year through five years	16,030,651	15,961,356
Due after five years through ten years	49,412,061	48,674,963
Due after ten years	60,755,595	60,041,335
Bank eligible preferred and equities	20,058,273	18,805,076
Mortgage-backed securities	9,773,516	9,531,779
	$ 160,154,076	$ 157,180,730

Gross gains of $659,045, $337,474 and $445,202 were realized on sales and redemptions of securities available for sale in 2005, 2004 and 2003, respectively. Gross losses of $278,193, $27,083 and $157,514 were realized on the sale of securities available for sale in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

Securities with unrealized losses were as follows:

	December 31, 2005
	Less than Twelve Months		Twelve Months or Longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies
and corporations	$50,092,891	$(1,028,342)	$13,524,990	$(572,228)	$63,617,881	$(1,600,570)
Bank eligible preferred and
equities	8,424,250	(169,473)	9,708,500	(1,116,750)	18,132,750	(1,286,223)
Mortgage-backed securities	3,391,018	(76,529)	5,466,424	(177,765)	8,857,442	(254,294)
Corporate and other debt	12,869,280	(505,783)	5,927,921	(291,520)	18,797,201	(797,303)
States and political
subdivisions	3,264,330	(26,404)	4,029,599	(149,584)	7,293,929	(175,988)
	$78,041,769	$(1,806,531)	$38,657,434	$(2,307,847)	$116,699,203	$(4,114,378)

	December 31, 2004
	Less than Twelve Months		Twelve Months or Longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies
and corporations	$21,681,260	$(130,096)	$9,371,370	$(433,355)	$31,052,630	$(563,451)
Bank eligible preferred and
equities	6,240,410	(604,340)	7,203,500	(920,861)	13,443,910	(1,525,201)
Mortgage-backed securities	5,273,399	(62,613)	1,949,200	(26,284)	7,222,599	(88,897)
Corporate and other debt	7,674,737	(56,629)	-	-	7,674,737	(56,629)
States and political
subdivisions	5,574,774	(58,408)	5,471,457	(170,198)	11,046,231	(228,606)
	$46,444,580	$(912,086)	$23,995,527	$(1,550,698)	$70,440,107	$(2,462,784)

Market changes in interest rates and market changes in credit spreads will result in temporary unrealized losses as a normal fluctuation in the market price of securities. The majority of the gross unrealized losses, $2,307,847 out of total unrealized losses of $4,114,378, have been in an unrealized loss position for more than 12 months. These are temporary losses due primarily to increases in interest rates on securities purchased in prior years. The $2,307,847 in unrealized losses which have been in a loss position for more than twelve months are primarily fixed rate bonds and bank eligible preferred equities. The reason for the temporary loss is that the dividend rates on these securities are lower than the current rates. The Company has determined that there were no other than temporary impairments associated with the above securities at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

Carrying amounts and approximate market values of securities being held to maturity are as follows:

December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 8,477,514	$ 231,347	$ -	$ 8,708,861

December 31, 2004
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 8,820,035	$ 322,299	$ (8,185)	$ 9,134,149

The amortized cost and approximate market value of securities being held to maturity at December 31, 2005, by contractual maturity, are shown below.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$ 205,382	$ 207,845
Due after one year through five years	3,045,395	3,113,622
Due after five years through ten years	1,517,027	1,552,390
Due after ten years	3,709,710	3,835,004
	$ 8,477,514	$ 8,708,861

Securities with an amortized cost of $11,115,282 and $13,132,795 and a market value of $10,984,868 and $13,149,791 at December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2005	2004
Commercial	$ 36,149,812	$ 33,250,643
Real estate:
Mortgage	81,076,810	77,152,832
Home equity	8,871,923	7,952,365
Construction	60,004,708	49,787,759
Bank cards	945,432	880,815
Installment	10,598,303	11,007,904
	197,646,988	180,032,318
Less unearned discount	(88,762)	(100,141)
	197,558,226	179,932,177
Allowance for loan losses	(2,917,670)	(2,698,622)
Loans, net	$ 194,640,556	$ 177,233,555

At December 31, 2005 and 2004, overdraft demand deposit accounts totaling $87,576 and $42,632, respectively, were reclassified as loans.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, beginning	$ 2,698,622	$ 2,454,443	$ 2,101,698
Provision charged to operations	203,000	414,500	410,000
Loans charged off	(93,702)	(213,796)	(112,055)
Recoveries	109,750	43,475	54,800
Balance, ending	$ 2,917,670	$ 2,698,622	$ 2,454,443

The Bank had no impaired loans at December 31, 2005, 2004 and 2003. Nonaccruing loans (principally installment, commercial, and mortgage loans) totaled $719,915, $270,546, and $0 at December 31, 2005, 2004, and 2003, respectively, which had the effect of reducing net income $29,141 ($.01 per common share), $12,189 ($.01 per common share), and $0 for the years then ended, respectively. Loans past due ninety days or more and still accruing interest amounted to $247,161, $604,783, and $1,723,421 at December 31, 2005, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

	December 31,
	2005	2004
Land	$ 1,971,238	$ 1,362,039
Buildings and improvements	7,574,211	4,168,996
Furniture and equipment	8,761,449	6,885,207
Branch in progress	-	2,294,084
	18,306,898	14,710,326
Less accumulated depreciation	7,407,154	6,576,181
	$ 10,899,744	$ 8,134,145

Note 5. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of approximately $15,975,810 maintained on certain of its officers and directors. The earnings from these policies are used to offset increases in employee benefit costs. The cash surrender value of these policies of $5,840,159 and $5,564,020 at December 31, 2005 and 2004, respectively, is included in other assets on the accompanying consolidated balance sheets.

Note 6. Maturities of Time Deposits

The scheduled maturities of time deposits at December 31, 2005, are as follows:

December 31
2006	$ 89,838,342
2007	32,298,572
2008	22,473,596
2009	9,540,163
2010	21,175,858
Thereafter	2,742
$ 175,329,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $35.4 million. The borrowings at December 31, 2005 and 2004, consist of the following:

	2005	2004
Interest payable quarterly at a fixed rate
of 4.45%, principal due and payable
on January 5, 2011, callable quarterly
beginning January 7, 2002	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate
of 4.03%, principal due and payable
on March 8, 2011, callable quarterly
beginning September 10, 2001	5,000,000	5,000,000
Interest payable quarterly at a fixed rate
of 3.14%, principal due and payable
on December 5, 2011, callable quarterly
beginning December 5, 2003	-	5,000,000
Interest payable quarterly at a fixed rate
of 2.99%, principal due and payable
on March 17, 2014, callable only on
March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate
of 3.71%, principal due and payable
on November 14, 2013, callable only
on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly
to three-month LIBOR plus two
basis points, currently 4.47688%, principal
due and payable on December 8, 2006	1,000,000	1,000,000
Short-term borrowing, due and payable
on January 24, 2005, interest adjusted
daily, currently 2.51%	-	4,500,000
Interest payable and adjusts quarterly to
three-month LIBOR minus 25 basis
points, currently 3.96563%, principal due
and payable on January 27, 2010,
callable only on January 27, 2006	4,500,000	-
Interest payable and adjusts monthly to
one-month LIBOR minus 50 basis points,
currently 3.87%, principal due and payable
on July 23, 2012, callable only on July 23,
2007, otherwise converts to 3.93% fixed rate	5,000,000	-
	$ 30,500,000	$ 30,500,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FHLB Borrowings (Continued)

The contractual maturities of FHLB advances as of December 31, 2005 are as follows (dollars in thousands):

Due in 2006	$1,000
Due in 2010	4,500
Due in 2011	10,000
Due in 2012	5,000
Due in 2013	5,000
Due in 2014	5,000
$30,500

Note 8. Long-Term Debt, Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares, Inc. Statutory Trust I (Trust). The Trust holds approximately $5.2 million in floating rate junior subordinated debentures due December 17, 2033, issued by the Company on December 17, 2003. Distributions on the $5.0 million in Preferred Securities are payable quarterly at an annual rate of three-month LIBOR plus 2.85% (7.4% at December 31, 2005). However, the Company has the option to defer distributions for up to five years. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

Note 9.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities. The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires December 17, 2008, and has an interest rate of 6.405%. The notional amount is $5,000,000. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. As of December 31, 2005, the estimated fair value of the interest rate swap agreement was $165,866.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Tax Matters

The Corporation and the Bank file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2005, 2004, and 2003, are as follows:

	2005	2004	2003
Currently payable	$ 1,443,501	$ 1,126,551	$ 1,445,357
Deferred	(86,269)	(70,200)	(8,434)
	$ 1,357,232	$ 1,056,351	$ 1,436,923

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2005	2004	2003
Computed “expected” tax expense	$ 2,119,584	$ 1,843,030	$ 1,819,234
Tax-exempt interest	(297,606)	(325,969)	(236,794)
Tax-exempt loan interest	-	-	(222)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	29,198	25,504	22,841
Dividends received deduction	(260,861)	(265,132)	(167,530)
Increase in cash value of life insurance	(53,315)	(50,246)	(52,307)
Tax credits from limited partnership
investment	(159,355)	(159,355)	-
Other	(20,413)	(11,481)	51,701
	$ 1,357,232	$ 1,056,351	$ 1,436,923

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Tax Matters (Continued)

The components of the net deferred tax asset included in other assets are as follows at December 31:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$ 934,771	$ 860,127
Less valuation allowance	(233,693)	(215,032)
	701,078	645,095
Unrealized loss on securities
available for sale	1,010,472	-
Devaluation reserve on foreclosed property
and other assets	26,020	26,020
Net deferred loan fees	83,149	65,126
Accrued professional fees	11,730	17,272
Accrued supplemental retirement expense	222,616	151,311
Reserve for uncollectible late charges	5,910	8,560
Interest income on nonaccrual loans	6,214	5,882
	2,067,189	919,266

Deferred tax liabilities:
Property and equipment	255,394	271,300
Unrealized gain on securities
available for sale	-	293,303
Unrealized gain on interest rate
swap agreement	62,963	15,036
Cumulative increase in cash surrender value	169,217	127,125
Limited partnership investment	12,040	19,054
Securities	82,641	50,631
	582,255	776,449

Net deferred tax asset	$ 1,484,934	$ 142,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Defined Contribution Plan

The Bank provides a qualified defined contribution plan for all eligible full-time and part-time employees. The plan is governed by ERISA and the plan document. The plan is administered through the Virginia Bankers Association Benefits Corporation and may be amended or terminated by the Board of Directors at any time. The defined contribution plan is comprised of two components, Profit-Sharing and the 401K. Once eligible, employees are 100 percent vested in all employer and employee contributions.

Profit-Sharing:  This portion of the plan is discretionary and is based on the profitability of the Company on an annual basis. The Board of Directors approves the Company’s profit-sharing percentage contribution annually.  The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. Contributions for 2005, 2004, and 2003 represented 9.0 percent, 8.25 percent, and 8.25 percent, respectively of all participants’ eligible wages.

401K:  This portion of the plan provides for employee contributions of a portion of their eligible wages on a pre-tax basis subject to statutory limitations. The Bank provides a matching contribution of $1.00 for every $1.00 the participant contributes up to 3 percent of the participant’s eligible wages and $.50 for every $1.00 contributed of the next 2 percent of their eligible wages.

The total contributions to both of the above plans for the years ended December 31, 2005, 2004, and 2003, were $472,632, $390,736, and $351,036, respectively.

Note 12. Supplemental Executive Retirement Plan

During the year ended December 31, 2002, the Bank established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit plan for certain executive and senior officers of the Bank as designated by the Board of Directors. The participants covered by the SERP include three executive officers as well as four other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual benefit equal to 25 percent of the participant’s final compensation payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retirement beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and the requirements necessary to receive a supplemental benefit under the SERP have otherwise been met, the benefit shall be paid to the participant or the surviving spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Executive Retirement Plan (Continued)

The following table sets forth the plan’s funded status and amounts recognized in the consolidated balance sheets at December 31, 2005 and 2004:

	2005	2004
Projected benefit obligation:
Beginning obligation	$ 445,031	$ 277,278
Service cost	166,888	138,639
Interest cost	42,834	29,114
Ending obligation	$ 654,753	$ 445,031

Funded status of the plan	$ (654,753)	$ (445,031)

Net consolidated balance sheet liability	$ (654,753)	$ (445,031)

Net pension cost includes the following components:
Service cost	$ 166,888	$ 138,639
Interest cost	42,834	29,114
	$ 209,722	$ 167,753

Assumptions used in the determination of the supplemental executive retirement plan information consist of the following:

	2005	2004
Discount rate	7.0%	7.0%
Rate of increase in compensation levels	5.0%	5.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies (Continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2005 and 2004 is as follows:

	2005	2004
Commitments to extend credit	$ 86,948,980	$ 59,147,621
Standby letters of credit	2,989,249	3,016,759
	$ 89,938,229	$ 62,164,380

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

Borrowing facilities:  The Bank has entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities at December 31, 2005, was approximately $119,368,000 with $84,740,000 available to borrow.

Concentrations of credit risk:  All of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers within the state and, more specifically, the area surrounding Richmond, Virginia. The concentrations of credit by type of loan are set forth in Note 3. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agribusiness and construction sectors of the economy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

The Company’s subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties were as follows:

	Years Ended December 31,
	2005	2004
Balance, beginning	$ 3,774,104	$ 1,773,046
New loans	1,358,687	3,302,541
Repayments	(896,294)	(1,301,483)
Balance, ending	$ 4,236,497	$ 3,774,104

Note 15. Stock Dividend

On June 15, 2004, the Company issued 106,431 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of May 21, 2004. As a result of the stock dividend, common stock was increased by $133,039, surplus was increased by $2,769,334, and retained earnings was decreased by $2,902,373. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for 2003 have been restated to reflect this stock dividend.

Note 16. Incentive Stock Option Plan

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 209,475 shares of common stock. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Incentive Stock Option Plan (Continued)

The following table presents a summary of options under the Plan at December 31:

		Shares Under Options
	Option Price	2005	2004	2003
Outstanding, beginning	$8.28-$27.34	90,285	109,182	142,862
Increase due to stock dividends	$8.28-$16.77	-	4,402	-
Options granted	$16.77-$27.34	-	10,050	10,650
Options exercised	$8.28-$16.77	(14,466)	(33,149)	(44,330)
Options forfeited	$12.25-$27.34	(2,173)	(200)	-
Outstanding, ending	$8.28-$27.34	73,646	90,285	109,182

Options exercisable at December 31, 2005, 2004, and 2003, were 73,646, 90,285, and 109,182, respectively.

Note 17. Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	2005	2004	2003
Income available to common stockholders
used in basic EPS	$ 4,876,840	$ 4,364,324	$ 3,913,765

Weighted average number of common
shares used in basic EPS	2,274,010	2,243,527	2,186,028

Effect of dilutive securities:
Stock options	39,640	46,522	83,891

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,313,650	2,290,049	2,269,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Regulatory Matters

The Company and subsidiary are subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and subsidiary must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2005, that the Company and subsidiary meet all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Regulatory Matters (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 41,800	14.51%	$ 23,054	8.00%	N/A
Central Virginia Bank	41,058	14.28%	22,996	8.00%	$ 28,744	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	38,882	13.49%	11,527	4.00%	N/A
Central Virginia Bank	38,140	13.27%	11,498	4.00%	17,247	6.00%

Tier I Capital (to Average Assets)
Consolidated	38,882	9.81%	15,859	4.00%	N/A
Central Virginia Bank	38,140	9.64%	15,824	4.00%	19,780	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 36,681	14.05%	$ 20,886	8.00%	N/A
Central Virginia Bank	34,816	13.56%	20,540	8.00%	$ 25,676	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	33,983	13.01%	$ 10,448	4.00%	N/A
Central Virginia Bank	32,526	12.52%	10,392	4.00%	15,588	6.00%

Tier I Capital (to Average Assets)
Consolidated	33,983	9.03%	15,053	4.00%	N/A
Central Virginia Bank	32,526	8.68%	14,989	4.00%	18,736	5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $12,275,219, or 37.3% of consolidated net assets, in 2005 without regulatory approval.

Note 19. Fair Value of Financial Instruments

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company and subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Fair Value of Financial Instruments (Continued)

The following methods and assumptions were used by the Company and subsidiary in estimating the fair value of financial instruments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Company and subsidiary’s financial assets and liabilities at December 31, 2005 and 2004:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,628,534	$9,628,534	$9,663,181	$9,663,181
Securities available for sale	157,180,730	157,180,730	160,219,203	160,219,203
Securities held to maturity	8,477,514	8,708,861	8,820,035	9,134,149
Mortgage loans held for sale	909,800	909,800	1,264,175	1,264,175
Loans, net	194,640,556	197,225,556	177,233,555	181,074,555
Accrued interest receivable	2,642,043	2,642,043	2,297,411	2,297,411

Financial liabilities:
Demand and variable rate deposits	146,899,675	146,899,675	148,871,556	148,871,556
Fixed-rate certificates of deposits	175,329,273	175,010,273	161,075,413	162,474,413
Federal funds purchased and
securities sold under repurchase
agreements	4,690,000	4,690,000	997,000	997,000
FHLB borrowings	30,500,000	29,233,000	30,500,000	30,500,000
Capital trust preferred securities	5,155,000	5,155,000	5,155,000	5,155,000
Accrued interest payable	517,117	517,117	416,469	416,469

At December 31, 2005 and 2004, the Company had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

BALANCE SHEETS
	December 31,
Assets	2005	2004
Cash	$ 14,622	$ 327,804
Investment in subsidiary	37,159,693	34,815,839
Securities available for sale	471,976	994,845
Other assets	485,121	463,686
	$ 38,131,412	$ 36,602,174

Liabilities
Long-term debt	$ 5,155,000	$ 5,155,000
Other liabilities	67,441	66,228
	5,222,441	5,221,228

Stockholders' Equity
Common stock	2,857,023	2,827,145
Surplus	10,898,720	10,417,162
Retained earnings	21,013,201	17,558,418
Accumulated other comprehensive income (loss), net	(1,859,973)	578,221
	32,908,971	31,380,946
	$ 38,131,412	$ 36,602,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
Income:
Management fees	$ -	$ 27,000	$ 36,000
Dividends received from subsidiary	370,000	-	788,517
Equity in undistributed earnings of subsidiary	4,717,149	4,528,197	3,029,873
Dividend income	47,962	75,861	89,580
Net realized gains on sale of securities available for sale	86,429	96,676	104,096
	5,221,540	4,727,734	4,048,066
Expenses:
Operating expenses	144,483	149,944	98,404
Interest expense	324,698	324,603	13,344
	469,181	474,547	111,748
Income before income taxes	4,752,359	4,253,187	3,936,318

Income taxes (benefit)	(124,481)	(111,137)	22,553
Net income	$ 4,876,840	$ 4,364,324	$ 3,913,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$4,876,840	$4,364,324	$3,913,765
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Undistributed earnings of subsidiary	(4,717,149)	(4,528,197)	(3,029,873)
Realized (gain) on sales of securities
available for sale	(86,429)	(96,676)	(104,096)
Change in operating assets and liabilities:
(Increase) decrease in other assets	104,821	(101,531)	(88,073)
Increase (decrease) in accrued interest payable	-	(13,344)	13,344
Net cash provided by (used in) operating activities	178,083	(375,424)	705,067

Cash Flows From Investing Activities
Proceeds from sales of securities available
for sale	486,236	534,079	353,698
Investment in subsidiary	-	-	(5,000,000)
Investment in Central Virginia Bankshares
Statutory Trust I	-	-	(155,000)
Purchase of securities available for sale	-	(149,740)	(50,481)
Net cash provided by (used in) investing activities	486,236	384,339	(4,851,783)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	444,556	648,035	766,843
Net proceeds from issuance of long-term debt	-	-	5,155,000
Payment for fractional shares of
common stock	-	(10,540)	-
Dividends paid	(1,422,057)	(1,286,688)	(1,061,919)
Net cash provided by (used in) financing activities	(977,501)	(649,193)	4,859,924

Increase (decrease) in cash	(313,182)	(640,278)	713,208
Cash, beginning	327,804	968,082	254,874

Cash, ending	$14,622	$327,804	$968,082

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: March 31, 2006

By:/s/ Ralph Larry Lyons

Ralph Larry Lyons

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	/s/ Ralph Larry Lyons Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
March 31, 2006	/s/ Charles F. Catlett, III Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
March 31, 2006	/s/ Thomas R. Thornton, Jr. Thomas R. Thornton, Jr. Vice President (Principal Accounting Officer)
March __, 2006	John B. Larus Director
March 31, 2006	/s/ Elwood C. May Elwood C. May Director
March 31, 2006	/s/ James T. Napier James T. Napier Chairman of the Board of Directors

March 31, 2006	/s/ Roseleen P. Rick Roseleen P. Rick Director
March 31, 2006	/s/ William C. Sprouse, Jr. William C. Sprouse, Jr. Director
March 31, 2006	/s/ Larry D. Wallace Larry D. Wallace Director
March 31, 2006	/s/ Phoebe P. Zarnegar Phoebe P. Zarnegar Director

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

10.1

Supplemental Executive Retirement Plan (filed herewith).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1

Consent of Yount, Hyde & Barbour, P.C. (filed herewith).

23.2

Consent of Mitchell, Wiggins & Company, LLP (filed herewith).

31.1

Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2

Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1

Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).