Form 10-Q
period 2006-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2006-05-15
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006	Commission File No. 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road

P. O. Box 39

Powhatan, Virginia 23139

(Address of principal executive offices, Zip Code)

(804) 403-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer __    Accelerated filer __   Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X

As of May 13, 2006, 2,288,346 shares of common stock were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I.  Financial Information

Page No.

  Item 1

Financial Statements

Consolidated Balance Sheets -

March 31, 2006 (Unaudited) and December 31, 2005

3

Consolidated Statements of Income - Three

Months Ended March 31, 2006 and 2005 (Unaudited)

4

Consolidated Statements of Stockholder’s Equity - Three

Months Ended March 31, 2006 and 2005 (Unaudited)

6

Consolidated Statements of Cash Flows - Three

Months Ended March 31, 2006 and 2005 (Unaudited)

7

Notes to Consolidated Financial Statements -

March 31, 2006 and 2005 (Unaudited)

8

  Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

14

  Item 3

Quantitative and Qualitative Disclosures About Market Risk

23

  Item 4

Controls and Procedures

23

Part II.  Other Information

  Item 6

Exhibits

23

PART I

FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

ASSETS	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Cash and due from banks	$11,031,240	$9,628,534
Federal funds sold	5,246,000	-
Total cash and cash equivalents	16,277,240	9,628,534
Securities available for sale at fair value	152,740,494	157,180,730
Securities held to maturity at amortized cost (fair value 2006 $8,686,285;
2005 $8,708,861)	8,478,356	8,477,514
Mortgage loans held for sale	150,000	909,800
Total loans	206,257,303	197,646,988
Less: Unearned income	(94,308)	(88,762)
Allowance for loan losses	(2,907,975)	(2,917,670)
Loans, net	203,255,020	194,640,556
Bank premises and equipment, net	10,658,315	10,899,744
Accrued interest receivable	2,703,276	2,642,043
Other assets	13,526,001	12,993,799
Total assets	$407,788,702	$397,372,720

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$49,112,082	$44,572,283
Interest bearing demand deposits and NOW accounts	61,526,533	57,484,662
Savings deposits	42,136,198	44,842,730
Time deposits, $100,000 and over	46,793,717	43,380,423
Other time deposits	136,672,068	131,948,850
	$336,240,598	$322,228,948
Federal funds purchased and securities sold under repurchase agreements	171,500	4,690,000
FHLB advances
Term	21,000,000	30,500,000
Overnight	9,500,000	-
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	502,336	517,117
Other liabilities	$1,920,374	1,372,684
Total liabilities	$374,489,808	$364,463,749
STOCKHOLDERS' EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized, 2,288,146
and 2,261,716 shares issued and outstanding respectively	$2,860,183	$2,857,023
Surplus	10,960,666	10,898,720
Retained earnings	21,897,043	21,013,201
Accumulated other comprehensive income (loss) , net	(2,418,998)	(1,859,973)
Total stockholders' equity	$33,298,894	$32,908,971
Total liabilities and stockholders equity	$407,788,702	$397,372,720

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31
	2006	2005
Interest income:
Interest and fees on loans	$ 3,960,385	$ 3,100,161
Interest on securities:
U.S. Government agencies and corporations	1,082,365	1,006,709
U.S. Treasury securities	5,369	-
States and political subdivisions	279,110	375,378
Other	980,655	895,664
Interest on federal funds sold	240	10,996

Total interest income	6,308,124	5,388,908

Interest expense:
Interest on deposits	2,085,492	1,608,770
Interest on federal funds purchased and securities
sold under repurchase agreements	89,580	17,370
Interest on FHLB borrowings:
Term	251,352	254,238
Overnight	54,295	8,185
Interest on capital trust preferred securities	80,031	80,063

Total interest expense	2,560,750	1,968,626

Net interest income	3,747,374	3,420,282

Provision for loan losses	-	-

Net interest income after provision for loan losses	3,747,374	3,420,282

Non-interest income:
Deposit fees and charges	438,685	260,684
Bank card fees	97,326	84,959
Increase in cash surrender value of life insurance	52,847	70,556
Secondary mortgage market loan interest and fees	83,220	47,361
Investment and insurance commissions	71,230	71,540
Realized gain on sale of securities available for sale	96,315	-
Other	81,799	55,949

Total non-interest income	921,422	591,049

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended
	March 31
	2006	2005
Non-interest expenses:
Salaries and wages	1,302,497	1,084,828
Pensions and other employee benefits	459,333	398,116
Occupancy Expense	159,751	121,460
Equipment depreciation	190,854	152,302
Equipment repairs and maintenance	76,473	74,136
Advertising and public relations	74,565	52,387
Federal insurance premiums	10,309	10,661
Office supplies, telephone, and postage	131,498	145,958
Taxes and licenses	68,697	58,964
Legal and professional fees	73,849	68,128
Consulting fees	70,335	64,611
Other operating expenses	423,975	322,630
Total non-interest expense	3,042,136	2,554,181

Income before income taxes	1,626,660	1,457,150

Income taxes	354,244	286,481

Net income	$ 1,272,416	$ 1,170,669

Earnings per share, basic:
Income before income taxes	$ 0.70	$ 0.64
Net income	$ 0.56	$ 0.52

Earnings per share assuming dilution:
Income before income taxes	$ 0.71	$ 0.63
Net income	$ 0.55	$ 0.51

Cash dividends paid per share	$ 0.17	$ 0.145

Weighted average shares, basic	2,286,152	2,262,243
Weighted average shares assuming dilution	2,324,517	2,308,567

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2004	$2,827,145	$10,417,162	$17,558,418	$578,221		$31,380,946
Comprehensive income (loss):
Net income for the three months ended March 31, 2005	-	-	1,170,669	-	$ 1,170,669	1,170,669
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) arising during the period,
net of deferred income taxes of $783,609	-	-	-	(1,530,921)	(1,530,921)	(1,530,921)
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $109,361	-	-	-	(201,030)	(201,030)	(201,030)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income taxes of $40,220	-	-	-	65,733	65,733	65,733

Total comprehensive income (loss)					$(495,549)

Issuance of common stock:
210 shares pursuant to exercise of stock options	263	3,260	-	-		3,523
2,262 shares pursuant to dividend reinvestment plan	2,830	60,425	-	-		63,255
Cash dividends declared, $.145 per share	-	-	(327,965)	-		(327,965)
Balance, March 31, 2005	$2,830,238	$10,480,847	$18,401,122	$(1,087,997)		$30,624,210

Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$(1,859,973)		$32,908,971
Comprehensive income:
Net income for the three months ended March 31, 2006	-	-	1,272,416	-	$1,272,416	1,272,416
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) arising during the period,
net of deferred income taxes of $267,556	-	-	-	(519,432)	(519,432)	(519,432)
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $32,747	-	-	-	(63,568)	(63,568)	(63,568)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income taxes of $14,670	-	-	-	23,975	23,975	23,975

Total comprehensive income					$713,391

Issuance of common stock:
305 shares pursuant to exercise of stock options	381	3,036	-	-		3,417
2,223 shares pursuant to dividend reinvestment plan	2,779	58,910	-			61,689
Cash dividends declared, $.17 per share	-	-	(388,574)	-		(388,574)
Balance, March 31, 2006	$2,860,183	$10,960,666	$21,897,043	$(2,418,998)		$33,298,894

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net Income	$1,272,416	$1,170,669
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	9,294	9,294
Depreciation	241,430	181,517
Deferred income taxes	(26,624)	(20,352)
Amortization and accretion on securities	1,855	42,176
Realized gain on sales of securities available for sale	(96,315)	-
Increase in cash surrender value of life insurance	(52,847)	(70,556)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	759,800	(130,825)
Accrued interest receivable	(61,233)	(452,659)
Other assets	(93,195)	110,275
Increase (decrease) in liabilities:
Accrued interest payable	(14,781)	27,190
Other liabilities	547,690	224,193

Net cash provided by operating activities	$2,487,490	$1,090,922

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$ -	$130,000
Proceeds from calls and maturities of securities available for sale	3,307,824	9,378,978
Proceeds from sales of securities available for sale	9,361,737
Purchase of securities available for sale	(9,019,013)	(11,972,174)
Acquisition of other assets	(44,550)	-
Net (increase) decrease in loans made to customers	(8,614,464)	1,122,810
Net purchases of premises and equipment	-	(827,027)

Net cash (used in) provided by investing activities	$(5,008,466)	$(2,167,413)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$14,011,650	$5,129,003
Net decrease in federal funds purchased and securities sold under
repurchase agreements	(4,518,500)	(284,000)
Net proceeds from issuance of common stock	65,106	66,778
Dividends paid	(388,574)	(327,965)
Net cash provided by financing activities	$9,169,682	$4,583,816

Increase in cash and cash equivalents	$6,648,706	$3,507,325
Cash and cash equivalents:
Beginning	9,628,534	9,663,181
Ending	$16,277,240	$13,170,506

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,575,531	$1,941,436
Income Taxes	$ -	$ -

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

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

Recent accounting pronouncements:  In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Note 2.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	March 31, 2006 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$ 76,411,588	$ -	$(2,179,788)	$74,231,800
Bank eligible preferred and equities	20,035,851	72,194	(1,303,751)	18,804,294
Mortgage-backed securities	9,523,636	9,072	(289,833)	9,242,875
Corporate and other debt	38,752,283	667,094	(798,405)	38,620,972
States and political subdivisions	11,873,786	130,808	(164,041)	11,840,553
	$156,597,144	$879,168	$(4,735,818)	$152,740,494

	December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$73,296,994	$15,439	$(1,600,570)	$71,711,863
Bank eligible preferred and equities	20,058,273	33,026	(1,286,223)	18,805,076
Mortgage-backed securities	9,773,516	12,556	(254,294)	9,531,778
Corporate and other debt	40,689,432	919,464	(797,303)	40,811,593
States and political subdivisions	16,335,861	160,547	(175,988)	16,320,420
	$160,154,076	$1,141,032	$(4,114,378)	$157,180,730

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

March 31, 2006 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,478,356	$207,929	$ -	$8,686,285

December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,477,514	$231,347	$ -	$8,708,861

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at March 31, 2006 and December 31, 2005.

	March 31, 2006 (Unaudited)
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$53,930,830	$(1,412,010)	$17,300,970	$(767,778)	$71,231,800	$(2,179,788)
Bank eligible preferred and equities	639,750	(101,500)	14,973,614	(1,202,251)	15,613,364	(1,303,751)
Mortgage-backed securities	921,494	(28,215)	7,791,833	(261,618)	8,713,327	(289,833)
Corporate and other debt	12,443,540	(496,041)	7,404,001	(302,364)	19,847,541	(798,405)
States and political subdivisions	355,071	(4,929)	4,461,382	(159,112)	4,816,453	(164,041)
	$68,290,685	$(2,042,695)	$51,931,800	$(2,693,123)	$120,222,485	$(4,735,818)
Securities Held to Maturity
States and political subdivisions	-	-	-	-	-	-

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$50,092,891	$(1,028,342)	$13,524,990	$(572,228)	$63,617,881	$(1,600,570)
Bank eligible preferred and equities	8,424,250	(169,473)	9,708,500	(1,116,750)	18,132,750	(1,286,223)
Mortgage-backed securities	3,391,018	(76,529)	5,466,424	(177,765)	8,857,442	(254,294)
Corporate and other debt	12,869,280	(505,783)	5,927,921	(291,520)	18,797,201	(797,303)
States and political subdivisions	3,264,330	(26,404)	4,029,599	(149,584)	7,293,929	(175,988)
	$78,041,769	$(1,806,531)	$38,657,434	$(2,307,847)	$116,699,203	$(4,114,378)
Securities Held to Maturity
States and political subdivisions	-	-	-	-	-	-

The unrealized loss positions at March 31, 2006 were primarily related to interest rate movements as there is minimal credit risk exposure in these investments.  All securities are investment grade or better and all losses are temporary.  No impairment has been recognized on any of the securities in a loss position as management has the intent and demonstrated ability to hold such securities indefinitely or to scheduled maturity or call dates.

Note 3.  Loans

Major classifications of loans are summarized as follows:

	March 31, 2006	December 31,
	(Unaudited)	2005
Commercial	$39,984,540	$36,149,812
Real Estate:
Mortgage	80,868,931	81,076,810
Home equity	8,829,875	8,871,923
Construction	65,499,807	60,004,708
Total real estate	155,198,613	149,953,441
Bank cards	875,861	945,432
Installment	10,198,289	10,598,303
	$206,257,303	$197,646,988
Less unearned income	(94,308)	(88,762)
	206,162,995	197,558,226
Allowance for loan losses	(2,907,975)	(2,917,670)
Loans, net	$203,255,020	$194,640,556

Changes in the allowance for loan losses were as follows:

	March 31, 2006	December 31,	March 31, 2005
	(Unaudited)	2005	(Unaudited)
Balance, beginning	$2,917,670	$2,698,622	$2,698,622
Provision charged to operations	-	203,000	-
Loans charged off	(26,302)	(93,702)	(24,794)
Recoveries	16,607	109,750	41,315
Balance, ending	$2,907,975	$2,917,670	$2,715,143

Note 4.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities.  The borrowings consist of the following:

	March 31, 2006	December 31,
	(Unaudited)	2005
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 4.03%
principal due and payable on March 8, 2011,
callable quarterly beginning September 10, 2001	-	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
plus two basis points, currently 4.47688%, principal due
and payable on December 8, 2006	1,000,000	1,000,000
Short-term borrowing, due and payable on January 29,
2007, interest adjusted daily, currently 5.09%	9,500,000	-
Interest payable and adjusts quarterly to 3 month LIBOR
minus 25 basis points, currently 3.96563%, principal due
and payable on January 27, 2010, callable only on
January 27, 2006	-	4,500,000
Interest payable and adjusts monthly to one-month LIBOR
minus 50 basis points, currently 3.33%, principal due
And payable on July 23, 2012, callable only on July 23,
2007, otherwise converts to 3.93% fixed rate	5,000,000	5,000,000
	$30,500,000	$30,500,000

Note 5.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  As of March 31, 2006, the estimated fair value of the interest rate swap agreement was $204,511.

Note 6.  Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R) effective January 1, 2006 using the modified prospective method and as such results for prior periods have not been restated.  Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.  SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.  The initial implementation had no effect on the Company’s financial statements as all outstanding options were fully vested at December 31, 2005 and the Company has not issued new options in 2006.

Prior to January 1, 2006, the Company had elected to continue to apply the provisions of Accounting Principles Board (APB) No. 25 and related interpretations in accounting for stock options and continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure.”  Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock.  Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost was required to be recognized for the Company’s stock option plans.

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

			Weighted
			Average	Value of
		Weighted	Remaining	Unexercised
	Number	Average	Contractual	In-The-
	of	Exercise	Life	Money
	Shares	Price	(in years)	Options
Options outstanding, January 1	73,341	$ 14.41
Granted	-	-
Exercised	(305)	11.21
Canceled or expired	-	-
Options outstanding, March 31	73,036	$ 14.42	4.32	$ 1,008,280
Options exercisable, March 31	73,036	$ 14.42	4.32	$ 1,008,280

The total value of the in-the-money options exercised during the first three months ended March 31, 2006 was $5,056.

As of March 31, 2006, there was no unrecognized compensation expense because all outstanding options were vested.

SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow.  The Company did not have any tax benefit deductions from the exercise of stock options in the first quarter of 2006.

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

Allowance for loan losses:  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting:  (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. Management evaluates the adequacy of the allowance monthly.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, credit concentrations, trends in historical loss experience, review of specific problem loans, and current economic conditions.

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

Results of Operations

The Company’s net income in the first quarter of 2006 was $1,272,416, an increase of 8.69% or $101,747 as compared to $1,170,669 in the first quarter of 2005.  The improved first quarterly 2006 results are primarily due to an increase in net interest income, which rose $327,092 or 9.56% from the previous year’s first quarter.  Other significant components of the current quarter’s results were other non-interest income, which increased by $330,373 or 55.9% compared to the same period in 2005, an increase in other non-interest expense of $487,955, an increase of  19.10% over the prior year’s first quarter, and an increase in income taxes of $67,763.  For the first quarter of 2006, basic earnings per share were $.56 and diluted earnings per share were $.55, compared to $.52 and $.51, respectively, for the same period in 2005.  This represents increases of 7.69% and 7.84%, respectively. The Company’s annualized return on average equity was 15.14% in the first quarter of 2006, compared to 14.61% for the first quarter of 2005, while the return on average assets was 1.27% and 1.23% for the same periods, respectively.

Net Interest Income.  The Company’s net interest income was $3,747,374 for the first quarter of 2006, compared to $3,420,282 for the first quarter of 2005, an increase of $327,092 or 9.56%.  Interest and fees earned on loans increased by $860,224 or 27.75%.  The improvement is attributable to continued interest rate increases coupled with growth in the average volume of loans outstanding.  Interest on investment securities and federal funds sold grew by $58,992 or 2.58%. The combined total of interest on the aforementioned earning assets exceeded the prior year’s comparable quarter by $919,216 or 17.06%.

Interest expense on both deposits and borrowings also increased during the quarter as interest expense on deposits grew by $476,722 or 29.63% while interest expense on borrowings increased by $115,402 or 32.07% when compared to the first quarter of the prior year. The increase in interest expense is the result of continuing upward repricing of interest rates on deposit accounts, including certificates of deposit, again, largely in response to rising market interest rates, as well as growth in the balances of interest paying deposit accounts. The interest expense on borrowings was principally impacted by the rising market interest rates and increase in total borrowings of $4.6 million as compared to the first quarter of the prior year.

The steady increases in prevailing interest rates over the past twelve months, combined with continued growth in the volume of deposits, provided the funding for the increase in the volume of earning assets. The majority of the earning asset additions was loans that are interest rate sensitive, and as such, was the principal contributing factor for the improvement in net interest income.

Average interest earning assets rose by $19.9 million or 5.65% to $371.8 million in first quarter of 2006 from $351.9 million in the first quarter of 2005.  Of this increase in interest earning assets, average investment securities increased by $1.23 million to $170.3 million in 2006 from $169.1 million in 2005, while average loans increased by $20.5 million to $201.4 million from $181.0 million in 2005.  The fully taxable equivalent annualized yield on investment securities in the first quarter 2006 was 5.96%, compared to 5.89% in the prior year’s first quarter, and the yield on loans increased to 7.86% from 6.85% in the comparable quarter of 2005.  Average total deposits for the quarter rose 3.82% or $11.9 million to $321.8 million when compared to the same period in 2005. Total interest bearing deposits averaged $277.1 million for the first quarter, an increase of 2.40% or $6.4 million, as compared to an average of $270.7 million in the comparable period of the prior year.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended March 31
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$80	$0	0.00%	$1,889	$11	2.33%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	75,032	1,088	5.80%	72,100	1,007	5.59%
States and political subdivisions	22,563	374	6.63%	30,086	494	6.57%
Other securities	72,698	1,075	5.91%	66,870	990	5.92%
Total securities	170,293	2,537	5.96%	169,056	2,491	5.89%
Loans	201,440	3,960	7.86%	180,986	3,100	6.85%

Total interest-earning assets	$371,813	$6,497	6.99%	$351,931	$5,602	6.37%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$55,647	$228	1.64%	$53,397	$125	0.94%
Savings	42,992	150	1.40%	52,598	162	1.23%
Other time	178,508	1,707	3.83%	164,658	1,322	3.21%
Total deposits	277,147	2,085	3.01%	270,653	1,609	2.38%
Federal funds purchased and securities
sold under repurchase agreements	7,301	90	4.93%	2,691	17	2.53%
FHLB advances
Overnight	4,533	54	4.77%	1,200	8	2.67%
Term	25,967	252	3.88%	29,300	254	3.47%
Capital trust preferred securities	5,155	80	6.21%	5,155	80	6.40%
Total interest-bearing
liabilities	$320,103	$2,561	3.20%	$308,999	$1,968	2.55%

Net interest spread		$3,936	3.79%		$3,634	3.82%

Net interest margin			4.23%			4.13%

The net interest margin is a measure of net interest income performance.  It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets.  The Company’s net interest margin was 4.23% for the first quarter of 2006, compared to 4.13% for the first quarter of 2005.

Non-Interest Income.  For the first three months of 2006, non-interest income totaled $921,422 an increase of 55.9%, or $330,373 versus $591,049 in the first quarter 2005.  Deposit fees and charges increased by 68.3% from the first quarter of 2005 and were driven by deposit growth and increases in the volume of overdrafts and the implementation of a new overdraft protection program in the fourth quarter of 2005.  Additional non-interest income was derived from gains realized from the sale of securities as the result of investment portfolio management as well as growth in interest and fees from increased secondary market mortgage loan sales activity.

Non-Interest Expenses.  The Company’s total non-interest expenses of $3,042,136 for the first quarter of 2006 reflect an increase of $487,955 or 19.1% compared to $2,554,181 the same period in 2005. Expenses related to salaries and employee benefits were up $217,669 or 20.1% and $61,217 or 15.4% respectively as compared to the first quarter 2005. This increase reflects costs associated with additions to staff required to support continued growth as well as the impact of employee health and welfare plans. Other areas with significant increases were occupancy expense and depreciation expense, which increased by 31.5% to $159,751, and 25.3% to $190,854, respectively.  These increases are primarily due to the opening of the Bank’s new main branch in July 2005.  Other significant increases were in advertising and public relations, which increased to $74,565 from $52,387 in the prior year, while other miscellaneous expense increased by $101,345 to $423,975.

Income Taxes.  The Company reported income taxes of $354,244 in the first quarter of 2006, compared to $286,481 for the first quarter of 2005. These amounts yielded effective tax rates of 21.8% and 19.7%, respectively.  The decline in the volume of non-taxable municipal securities had a negative impact on the total taxes paid in the quarter. The decline in the volume of non-taxable municipal securities had a negative impact on the total taxes paid in the quarter.

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

At March 31, 2006, total loans net of unearned income increased $8.6 million from December 31, 2005, and grew $27.3 million from March 31, 2005.  The loan to deposit ratio was 61.3% at March 31, 2006, compared to 61.3% at December 31, 2005 and 56.8% at March 31, 2005.  At March 31, 2006, real estate loans accounted for 75.2% of the loan portfolio, consumer loans were 5.4% of the loan portfolio, and commercial and industrial loans totaled 19.4% of the loan portfolio.

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

The following table summarizes non-performing assets:

	March 31 2006	Dec. 31 2005	Sept. 30 2005	June 30 2005	March 31 2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$693	$720	$748	$224	$244
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	160	247	724	135	219
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$853	$967	$1,472	$359	$463
Other real estate owned	0	0	0	0	0
Other non-performing assets	111	111	118	118	118
Total non-performing assets	$964	$1,078	$928	$477	$581

As of March 31, 2006, management is not aware of any other credits that involve significant doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted.  There was no real estate acquired through foreclosure (OREO) at March 31, 2006, and December 31, 2005.  The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001.  In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale.  The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $110,830. The property is presently leased to a tenant whose lease contains an option to purchase the property through the lease expiration date of June 2006. The Company is receiving its pro-rata portion of the lease payments on a semi-annual basis, and does not anticipate the need for further adjustments of the property’s carrying value.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month.  Based primarily on the

Company’s internal loan risk classification system, which classifies credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly.  Additionally, management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.  Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.  The ratio of the allowance for loan losses to total loans was 1.41% at March 31, 2006; 1.48% at December 31, 2005; and 1.52% at March 31, 2005, respectively.  Management believes that the allowance for loan losses, which may likely not increase at the same rate as the loan portfolio grows, is adequate to provide for future losses. At March 31, 2006 the ratio of the allowance for loan losses to total non-performing assets was 301.6% compared to 270.7% at December 31, 2005 and 467.3% at March 31, 2005.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.  Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Despite the growth in the total loan balances since December 31, 2005, the improvement in the overall asset quality as evidenced by the reduction in the balance of non-performing loans, net charged-off loans, and the ratio of the reserve for loan losses to outstanding loans, management concluded that further additions to the reserve were not warranted at the present time. Accordingly, there was no provision for loan losses in the first quarter 2006. In future periods, management will continue to evaluate the adequacy of its reserve for loan losses and if indicators would suggest that additional provisions should be made, then provisions may be resumed. The provision for loan losses totaled $37,000 for the quarter ended December 31, 2005 and no provision was made for the first quarter of 2005.  In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes.  At the end of the first quarter 2006, total securities had decreased by $4.4 million to $161.2 million or 39.5% of total assets compared to $165.7 million or 41.7% at December 31, 2005 and have decreased by $7.6 million from $168.8 million or 44.0% of assets at March 31, 2005.

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

The fully taxable equivalent annualized average yield on the entire portfolio was 5.96% for the first quarter of 2006, compared to 5.89% for the same period in 2005. The increase in yield was due to the sales of lower yielding municipal securities and reinvestment of the proceeds in corporate and government agency securities with higher yields and shorter duration.

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

Total deposits were $336.2 million as of March 31, 2006, an increase of $14.0 million since December 31, 2005. Total deposits have increased by $21.1 million from the March 31, 2005 level of $315.1 million. The average aggregate interest rate paid on interest bearing deposits was 3.01% in the first quarter of 2006, compared to 2.38% for the corresponding period in 2005.  The majority (54.6%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The Company does not solicit nor does it have any brokered deposits.  The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2006:

Time Deposits (Dollars in thousands)
Three months or less	$ 7,127
Three to twelve months	15,428
Over twelve months	24,239
Total	$46,794

Borrowings from the Federal Home Loan Bank have changed in structure in both overnight and term advances in order to take advantage of the current low interest rate environment.  Term advances were $21.0 million at March 31, 2006, $30.5 million at and December 31, 2005, and $30.5 million at March 31, 2005. There were overnight advances of $9.5 million at March 31, 2006 compared to no overnight advances at December 31, 2005 and March 31, 2005.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets.  A comparison of the Bank’s actual regulatory capital as of March 31, 2006, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual March 31, 2006	Actual March 31, 2005
Tier 1 risk-based capital	4.0%	13.23%	12.79%
Total risk-based capital	8.0%	14.21%	13.81%
Leverage ratio	4.0%	9.79%	8.88%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, and the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  In the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans. The Company has previously used portions of its borrowing availability when interest rates were favorable, to purchase marketable securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years. During the first quarter 2006, $9.5 million of term borrowings from the Federal Home Loan Bank were called and converted to overnight borrowings. The total borrowings from the Federal Home Loan Bank remained unchanged from the prior year. Total borrowings as of March 31, 2006 are $35.8 million, a reduction of $4.52 million from $40.3 million at December 31, 2005. This $4.52 million reduction in total borrowings is attributed to a reduction in overnight federal funds purchased.

Interest Rate Sensitivity.  In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves periodic monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

We use simulation model analysis to measure the sensitivity of net income to changes in interest rates. The model utilized calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

In the first quarter of 2006, the prime interest rate increased twice; each time by 25 basis points, notwithstanding these increases, the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk during the first quarter of 2006.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as discussed in the section on interest rate sensitivity in Item 2 above.

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

Date:  May 15, 2006

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  May 15, 2006

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