Form 10-Q
period 2006-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2006-08-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended                                                                                                        Commission File No.

 June 30, 2006                                                                                                                                    000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1467806
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2036 New Dorset Road

P. O. Box 39

Powhatan, Virginia 23139

(Address of principal executive offices, Zip Code)

(804) 403-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements f or the past 90 days. Yes X    No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer __Accelerated filer __Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of August 11, 2006, 2,407,880 shares of common stock were outstanding.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I	Financial Information	Page No.

Item 1	Financial Statements

Consolidated Balance Sheets -

June 30, 2006 (Unaudited) and December 31, 2005	1

Consolidated Statements of Income - Three and Six

Months Ended June 30, 2006 and 2005 (Unaudited)	2

Consolidated Statements of Stockholder’s Equity - Six

Months Ended June 30, 2006 and 2005 (Unaudited)	4

Consolidated Statements of Cash Flows - Six

Months Ended June 30, 2006 and 2005 (Unaudited)	5

Notes to Consolidated Financial Statements –
June 30, 2006 and 2005 (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

Part II	Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 6	Exhibits	24

i

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$9,024,447	$9,628,534
Federal funds sold	3,662,000	-
Total cash and cash equivalents	12,686,447	9,628,534
Securities available for sale at fair value	149,658,427	157,180,730
Securities held to maturity at amortized cost (fair value 2006
$8,686,285; 2005 $8,615,995)	8,477,527	8,477,514
Mortgage loans held for sale	348,500	909,800
Total loans	211,792,129	197,646,988
Less:Unearned income	(94,906)	(88,762)
Allowance for loan losses	(2,899,194)	(2,917,670)
Loans, net	208,798,029	194,640,556
Bank premises and equipment, net	10,357,369	10,899,744
Accrued interest receivable	2,569,109	2,642,043
Other assets	16,072,752	12,993,799
Total assets	$408,968,160	$397,372,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$51,490,510	$44,572,283
Interest bearing demand deposits and NOW accounts	55,535,417	57,484,662
Savings deposits	40,483,205	44,842,730
Time deposits, $100,000 and over	51,247,775	43,380,423
Other time deposits	134,134,000	131,948,850
	332,890,907	322,228,948
Federal funds purchased and securities sold under repurchase agreements	73,500	4,690,000
FHLB advances
Term	36,000,000	21,000,000
Overnight	-	9,500,000
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	471,792	517,117
Other liabilities	1,958,145	1,372,684
Total liabilities	$376,549,344	$364,463,749
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,405,624
and 2,285,618 shares issued and outstanding, respectively	$3,007,030	$2,857,023
Surplus	14,066,344	10,898,720
Retained earnings	19,836,316	21,013,201
Accumulated other comprehensive (loss)	(4,490,874)	(1,859,973)
Total stockholders’ equity	$32,418,816	$32,908,971
Total liabilities and stockholders’ equity	$408,968,160	$397,372,720

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$4,348,394	$3,267,620	$8,308,779	$6,367,781
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,113,245	1,053,671	2,195,610	2,060,380
U.S. Treasury securities	-	-	5,369	-
States and political subdivisions	252,986	372,117	532,096	747,495
Other	958,944	932,274	1,939,599	1,827,938
Interest on federal funds sold	6,773	9,503	7,013	20,499

Total interest income	6,680,342	5,635,185	12,988,466	$11,024,093

Interest expense
Interest on deposits	2,295,772	1,736,708	4,381,264	3,345,478
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	89,738	22,128	179,318	39,498
FHLB borrowings:
Term	214,514	272,269	465,866	526,507
Overnight	142,840	-	197,135	8,185
Capital trust preferred securities	80,952	80,952	160,983	161,015

Total interest expense	2,823,816	2,112,057	5,384,566	4,080,683

Net interest income	3,856,526	3,523,128	7,603,900	$6,943,410

Provision for loan losses	-	59,000	-	59,000

Net interest income after provision for loan losses	$3,856,526	$3,464,128	$7,603,900	$6,884,410
Non-interest income
Deposit fees and charges	491,856	301,566	930,541	562,250
Bank card fees	106,738	89,192	204,064	174,151
Increase in cash surrender value of life insurance	52,848	68,527	105,695	139,084
Secondary mortgage market loan fees	55,131	59,735	138,351	107,096
Investment and insurance commissions	113,345	109,767	184,575	181,307
Realized gain on sale of securities available for sale	-	104,615	96,315	104,615
Realized gain on sale of assets	757,416	-	757,416	-
Other	52,159	51,844	133,959	107,791

Total other income	1,629,493	785,246	2,550,916	1,376,294

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Other expenses
Salaries and wages	1,362,446	1,149,879	2,664,944	2,234,707
Pensions and other employee benefits	545,205	422,384	1,004,538	820,500
Occupancy expense	161,745	117,388	321,496	238,848
Equipment depreciation	188,356	157,003	379,210	309,305
Equipment repairs and maintenance	91,191	82,950	167,663	157,086
Advertising and public relations	93,463	59,753	168,027	112,139
Federal insurance premiums	9,998	10,676	20,308	21,337
Office supplies, telephone, and postage	159,959	149,967	291,457	295,925
Taxes and licenses	65,758	66,820	134,455	125,784
Legal and professional fees	71,875	76,568	145,725	144,696
Consulting fees	83,531	69,904	153,866	134,515
Other operating expenses	520,136	372,083	944,111	694,713

Total other expenses	3,353,663	2,735,375	6,395,800	5,289,555

Income before income taxes	2,132,356	1,513,999	3,759,016	2,971,149

Income taxes	580,155	305,167	934,400	591,648

Net income	$1,552,201	$1,208,832	$2,824,616	$2,379,501

Earnings per share of common stock - basic:
Income before income taxes	$0.89	$0.64	$1.57	$1.25
Net income	$0.65	$0.51	$1.18	$1.00

Earnings per share of common stock - diluted:
Income before income taxes	$0.87	$0.63	$1.54	$1.23
Net income	$0.64	$0.50	$1.16	$0.98

Dividends paid per share	$0.18	$0.16	$0.35	$0.305

Weighted average shares	2,403,156	2,383,112	2,401,771	2,379,255
Weighted average shares assuming dilution	2,441,773	2,417,999	2,440,263	2,420,981

Return on average assets	1.53%	1.24%	1.40%	1.23%
Return on average equity	17.18%	15.23%	16.19%	15.05%

Average assets	407,065,947	390,288,084	402,846,478	385,923,229
Average equity	36,145,958	31,747,369	34,893,677	31,627,276

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2004	$2,827,145	$10,417,162	$17,558,418	$578,221		$31,380,946
Comprehensive income:
Net income	-	-	2,379,501	-	$2,379,501	2,379,501
Other comprehensive income, net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of deferred
income taxes of $30,179	-	-	-	58,233	58,233	58,233
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $37,263	-	-	-	(67,351)	(67,351)	(67,351)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income	-	-	-
taxes of $11,966				19,556	19,556	19,556

Total comprehensive income					$2,389,939

Issuance of common stock:
9,633 shares pursuant to exercise of stock options	12,041	106,912	-	-		118,953
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	43,756				43,756 6
4,937 shares pursuant to dividend reinvestment plan	6,174	130,217	-	-		136,391
Cash dividends declared, $.305 per share	-	-	(691,743)	-		(691,743)
Balance, June 30, 2005	$2,845,360	$10,698,047	$19,246,176	$588,659		$33,378,242

Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$(1,859,973)		$32,908,971
Comprehensive income:
Net income			2,824,616		2,824,616	2,824,616
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $1,342,816				(2,604,525)	(2,604,525)	(2,604,525)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $32,747				(63,568)	(63,568)	(63,568)
Unrealized holding gain on interest swap agreement
arising during the period, net of deferred income
taxes of $22,756				37,192	37,192	37,192

Total comprehensive income					$193,715

Issuance of common stock:
1,046 shares pursuant to exercise of stock options	1,307	11,491				12,798
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options		2,524				2,524
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)			-
4,741 shares pursuant to dividend reinvestment plan	5,926	122,237				128,163
Payment for fractional shares of common stock			(6,223)			(6,223)
Cash dividends declared, $.35 per share	-	-	(821,132)	-		(821,132)
Balance, June 30, 2006	$3,007,030	$14,066,344	$19,836,316	$(4,490,874)		$32,418,816

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net Income	$2,824,616	$2,379,501
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization	18,589	16,714
Depreciation	479,994	367,295
Deferred income taxes	(71,244)	(154,139)
Provision for loan losses	-	59,000
Amortization and accretion on securities	14,569	93,018
Realized gain on sales of securities available for sale	(96,315)	(104,615)
Gain on sale of assets	(757,416)	-
Increase in cash surrender value of life insurance	(105,695)	(139,084)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	561,300	1,214,175
Accrued interest receivable	72,934	(62,923)
Other assets	(1,275,650)	(175,355)
Increase (decrease) in liabilities:
Accrued interest payable	(45,325)	33,118
Other liabilities	585,463	300,260
Net cash provided by operating activities	$2,205,820	$3,826,965

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$ -	$334,000
Proceeds from calls and maturities of securities
available for sale	4,222,041	12,514,122
Proceeds from sales of securities available for sale	9,361,737	4,076,828
Purchase of securities available for sale	(10,023,399)	(19,631,089)
Acquisition of other assets	(292,050)	(129,119)
Net increase in loans made to customers	(14,157,473)	(5,129,456)
Proceeds from sale of assets	879,648	-
Net purchases of premises and equipment	-	(2,250,865)
Net cash (used in) investing activities	$(10,009,496)	$(10,215,579)

Cash Flows from Financing Activities
Net increase in deposits	$10,661,959	$15,072,271
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(4,616,500)	(485,500)
Net proceeds on FHLB borrowings	5,500,000	-
Net proceeds from issuance of common stock	140,961	255,344
Tax benefit of non-qualified stock options	2,524	43,756
Payment for purchase of fractional shares of common stock	(6,223)	-
Dividends paid	(821,132)	(691,743)
Net cash provided by financing activities	$10,861,589	$14,194,128

Increase (decrease) in cash and cash equivalents	$3,057,913	$7,805,514
Cash and cash equivalents:
Beginning	$9,628,534	9,663,181
Ending	$12,686,447	$17,468,695

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,429,891	$4,047,565
Income Taxes	755,844	684,616
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	(4,043,656)	(16,203)
Unrealized gain on Interest Rate Swap Agreement	59,948	31,524

See Notes to Consolidated Financial Statements

6

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

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

Recent accounting pronouncements: In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Note 2.             Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	June 30, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$76,431,527	$ -	$(3,468,696)	$72,962,831
Bank eligible preferred and equities	20,013,216	53,915	(2,499,282)	17,567,849
Mortgage-backed securities	9,975,585	1,787	(392,878)	9,584,493
Corporate and other debt	38,744,624	416,217	(986,867)	38,173,973
States and political subdivisions	11,510,479	97,987	(239,184)	11,369,281
	$156,675,430	$569,906	$(7,586,907)	$149,658,427

	December 31,2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$73,296,994	$15,439	$(1,600,570)	$71,711,863
Bank eligible preferred and equities	20,058,273	33,026	(1,286,223)	18,805,076
Mortgage-backed securities	9,773,516	12,556	(254,294)	9,531,778
Corporate and other debt	40,689,432	919,464	(797,303)	40,811,593
States and political subdivisions	16,335,861	160,547	(175,988)	16,320,420
	$160,154,076	$1,141,032	$(4,114,378)	$157,180,730

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

June 30, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,477,527	$139,239	$(771)	$8,615,995

December 31,2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,477,514	$231,347	$ -	$8,708,861

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at June 30, 2006 and December 31, 2005.

	June 30, 2006
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies
and corporations	$52,976,960	$(2,385,672)	$16,985,870	$(1,083,024)	$69,962,830	$(3,468,696)
Bank eligible preferred and equities	2,657,980	(23,400)	13,425,400	(2,475,882)	16,083,380	(2,499,282)
Mortgage-backed securities	1,420,062	(2,035)	8,054,512	(390,843)	9,474,574	(392,878)
Corporate and other debt	12,325,523	(612,551)	8,327,955	(374,316)	20,653,478	(986,867)
States and political subdivisions	-	-	4,740,574	(239,184)	4,740,574	(239,184)
	$69,380,525	$(3,023,658)	$51,534,311	$(4,563,249)	$120,914,836	$(7,586,907)

Securities Held to Maturity
States and political subdivisions	$613,429	$(771)	$ -	$ -	$613,429	$(771)

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies
and corporations	$50,092,891	$(1,028,342)	$13,524,990	$(572,228)	$63,617,881	$(1,600,570)
Bank eligible preferred and equities	8,424,250	(169,473)	9,708,500	(1,116,750)	18,132,750	(1,286,223)
Mortgage-backed securities	3,391,018	(76,529)	5,466,424	(177,765)	8,857,442	(254,294)
Corporate and other debt	12,869,280	(505,783)	5,927,921	(291,520)	18,797,201	(797,303)
States and political subdivisions	3,264,330	(26,404)	4,029,599	(149,584)	7,293,929	(175,988)
	$78,041,769	$(1,806,531)	$38,657,434	$(2,307,847)	$116,699,203	$(4,114,378)

Securities Held to Maturity
States and political subdivisions	$ -	$ -	$ -	$ -	$ -	$ -

The unrealized loss positions at June 30, 2006 were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary. No impairment has been recognized on any of the securities in a loss position as management has the intent and demonstrated ability to hold such securities indefinitely or to scheduled maturity or call dates.

Note 3.             Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
	2006	2005
Commercial	$39,004,268	$36,149,812
Real Estate:
Mortgage	83,353,603	81,076,810
Home equity	10,579,635	8,871,923
Construction	68,428,576	60,004,708
Total real estate	162,361,814	149,953,441
Bank cards	826,617	945,432
Installment	9,599,430	10,598,303
	$211,792,129	$197,646,988
Less unearned income	(94,906)	(88,762)
	211,697,223	197,558,226
Allowance for loan losses	(2,899,194)	(2,917,670)
Loans, net	$208,798,029	$194,640,556

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30, 2006	Year Ended December 31,	Six Months Ended June 30, 2005
	(Unaudited)	2005	(Unaudited)
Balance, beginning	$2,917,670	$2,698,622	$2,698,622
Provision charged to operations	-	203,000	59,000
Loans charged off	(43,432)	(93,702)	(41,255)
Recoveries	24,956	109,750	88,890
Balance, ending	$2,899,194	$2,917,670	$2,805,257

Note 4.             FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans, and certain specific investment securities. The borrowings at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31,
	(Unaudited)	2005
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 4.03%
principal due and payable on March 8, 2011,
callable quarterly beginning September 10, 2001	-	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
plus 2 basis points, currently 5.29%, principal due
and payable on December 8, 2006	1,000,000	1,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
minus 25 basis points, currently 3.4125%, principal due
and payable on January 27, 2010, callable only on
January 27, 2006	-	4,500,000
Interest payable and adjusts monthly to 1 month LIBOR
minus 50 basis points, currently 4.80%, principal due
and payable on July 23, 2012, callable only on July
23, 2007, otherwise converts to 3.93% fixed rate	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	-
Interest payable quarterly at a fixed rate of 5.24%,
principal due and payable on June 29, 2011,
callable only on June 30, 2008	5,000,000	-
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	-
	$36,000,000	$30,500,000

Note 5.	Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities. The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense. The swap agreement expires December 17, 2008, and has an interest rate of 6.405%. The notional amount is $5,000,000. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. As of June 30, 2006, the estimated fair value of the interest rate swap agreement was $225,814.

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

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

			Weighted
			Average	Value of
		Weighted	Remaining	Unexercised
	Number	Average	Contractual	In-The-
	of	Exercise	Life	Money
	Shares	Price	(in years)	Options
Options outstanding, January 1	73,646	$ 14.40
Granted	-	-
Exercised	(1,046)	$ 12.24
Canceled or expired	(415)
5% Stock Dividend 6/15/06	3,624	-
Options outstanding, June 30	75,809	$ 13.72	4.30	$ 1,039,947
Options exercisable, June 30	75,809	$ 13.72	4.30	$ 1,039,947

The total value of the in-the-money options exercised during the first six months ended June 30, 2006 was $21,977.  As of June 30, 2006, there was no unrecognized compensation expense because all outstanding options were vested.

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

Results of Operations

The Company’s net income in the second quarter of 2006 was $1,552,201, an increase of $343,369 or 28.4 percent as compared to $1,208,832 in the second quarter of 2005. The improvement in results for the quarter was due principally to two factors, a non-recurring pre-tax gain of $710,733 on the sale of the Company’s former main office branch recorded in other income, and an increase of 9.5% or $333,398 in net interest income versus the comparable period in the previous year. For the second quarter of 2006, basic earnings per share were $0.65 and fully diluted were $0.64, compared to $0.51 and $0.50, respectively, for the same period in 2005, representing increases of 27.5% and 28.0%. At quarter end 2006, stockholders’ equity stood at $32.4 million compared to $33.4 million at the end of the second quarter of 2005, a decline of $1 million, primarily as a result of the required FASB 115 adjustment. This adjustment reflects, as a component of Other Comprehensive Income (Loss), the net unrealized gains and losses in Company’s investment portfolio, net of tax, in accordance with GAAP. Accordingly, the book value of a share of common stock decreased by 3.5% to $13.48 compared with $13.97 in 2005. All per share data reported herein, has been adjusted to reflect the effect of the 5 percent stock dividend paid to shareholders on June 15, 2006.

For the first six months of 2006, net income was, $2,824,616 an increase of $445,115 or 18.7% compared to $2,379,501 in the first half of 2005. On a per share basis, earnings for the first half of 2006 were $1.18 and on a fully diluted basis were $1.16 compared to $1.00 and $0.98, respectively, for the first half of last year. The annualized year to date 2006 return on average assets was 1.40% compared to 1.23% for year to date 2005. The annualized year to date 2006 return on average stockholders’ equity was 16.19% versus 15.05% for the comparable period of the prior year.

Net Interest Income. The Company’s net interest income was $3,856,526 for the second quarter of 2006, compared to $3,523,128 for the second quarter of 2005, an increase of $333,398 or 9.46%. The increase in net interest income can be attributed to an increase in interest and fees earned on loans of $1,080,774 or 33.08%. This increase is due to increases in interest rates during the quarter, coupled with growth in the average volume of variable rate loans outstanding. Interest on investment securities and federal funds sold declined by $35,617 or 1.5% largely from sales of securities. The total of interest earned on these assets exceeded the prior year’s comparable quarter total by $1,045,157 or 18.55%. Interest expense on both deposits and borrowings also increased during the quarter. Interest expense on deposits increased by $559,064 or 32.19% while interest expense on borrowings increased by $152,695 or 40.88% when compared to the second quarter of the prior year. The increase in interest expense is the result of continuing upward repricing of interest rates on deposit accounts, particularly certificates of deposit, largely in response to rising competitive interest rates and keen competition, as well as growth in the balances of interest paying deposit accounts. The expense on borrowings was similarly impacted by the rising market interest rates, as several convertible advances were called by the Federal Home Loan Bank, and replaced with new borrowings at higher interest rates, as well as a $5 million increase in the total balances outstanding as compared to the second quarter of the prior year. The increases in interest rates over the past year, coupled with continuing growth in volume of both deposits and loans, considering the asset sensitivity of the bank, has resulted in interest income and interest expense both increasing, however interest income has increased at a greater rate therefore exceeding the increase in interest expense, resulting in the expansion of net interest income and the net interest margin.

For the year to date, net interest income has increased 9.5% or $660,490 to total $7,603,900 compared to $6,943,410 in the prior year. The reasons for such increase are essentially the same as discussed above for the second quarter as both quarters saw two twenty-five basis point increases in rates. Interest and fees on loans, up 30.5%, interest on securities and funds sold, unchanged, interest expense on deposits up 31.0% and interest on borrowings up 36.5%.

Average interest earning assets in the second quarter 2006 rose by $18.7 million or 5.2% to $379.8 million from $361.0 million in the second quarter of 2005. The material components of this total increase for the second quarter were; average investment securities which declined by $8.7 million to average $167.7 million in 2006 from $176.4 million in 2005, while average loans increased by $28.1 million to $211.0 million from $182.9 million in 2005. The fully taxable equivalent annualized yield on investment securities in the second quarter 2006 was 5.97%, compared to 5.83% in the prior year’s second quarter, and the yield on loans increased to 8.22% from 7.13% in the comparable quarter of 2005. Average total deposits for the quarter were $327.9 million an increase of 2.9% or $9.3 million compared to $318.7 million the same period in 2005. Total non interest bearing deposits averaged $46.3 million for the second quarter, an increase of 13.7% or $5.6 million, compared to the average of $40.6 million in the comparable period of the prior year, while interest bearing deposits averaged $281.6 million for the second quarter, an increase of 1.3% or $3.7 million, as compared to an average of $277.9 million in the comparable period of the prior year.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$552	$7	5.07%	$1,250	$10	3.20%
Securities:
U. S. Treasury and other U. S. government agencies and corporations	86,093	1,113	5.17%	86,511	1,054	4.87%
States and political subdivisions	20,162	337	6.69%	30,097	491	6.53%
Other securities	61,407	1,053	6.86%	59,783	1,027	6.87%
Total securities	167,662	2,503	5.97%	176,391	2,572	5.83%
Loans	211,555	4,348	8.22%	183,389	3,268	7.13%

Total interest-earning assets	$379,769	$6,858	7.22%	$361,030	$5,850	6.48%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$56,296	$267	1.90%	$54,548	$134	0.98%
Savings	40,772	153	1.50%	50,411	158	1.25%
Other time	184,519	1,876	4.07%	172,934	1,445	3.34%
Total deposits	281,587	2,296	3.26%	277,893	1,737	2.50%
Federal funds purchased and securities
sold under repurchase agreements	6,574	90	5.48%	2,737	22	3.22%
FHLB advances
Term	21,330	214	4.01%	30,500	272	3.57%
Overnight	10,293	143	5.56%	-	-	-
Capital trust preferred securities	5,155	81	6.29%	5,155	81	6.29%
Total interest-bearing
liabilities	$324,939	$2,824	3.48%	$316,285	$2,112	2.67%

Net interest spread		$4,034	3.75%		$3,738	3.81%

Net interest margin			4.25%			4.14%

	Six Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$317	$7	4.41%	$1,568	$20	2.55%
Securities:
U. S. Treasury and other U. S. government agencies and corporations	85,387	2,201	5.16%	83,810	2,060	4.92%
States and political subdivisions	21,356	710	6.65%	30,092	986	6.55%
Other securities	62,217	2,129	6.84%	58,841	2,017	6.86%
Total securities	168,960	5,040	5.97%	172,743	5,063	5.86%
Loans	206,526	8,309	8.05%	182,194	6,368	6.99%

Total interest-earning assets	$375,803	$13,356	7.11%	$356,505	$11,451	6.42%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$55,973	$495	1.77%	$53,976	$259	0.96%
Savings	41,876	303	1.45%	51,498	320	1.24%
Other time	181,530	3,584	3.95%	168,819	2,767	3.28%
Total deposits	279,379	4,382	3.14%	274,293	3,346	2.44%
Federal funds purchased and securities
sold under repurchase agreements	6,935	179	5.16%	2,714	39	2.87%
FHLB advances
Term	23,635	466	3.94%	29,903	527	3.52%
Overnight	7,746	197	5.09%	597	8	2.68%
Capital trust preferred securities	5,155	161	6.25%	5,155	161	6.25%
Total interest-bearing
liabilities	$322,850	$5,385	3.34%	$312,662	$4,081	2.61%

Net interest spread		$7,971	3.77%		$7,370	3.81%

Net interest margin			4.24%			4.13%

The tax equivalent net interest margin is a measure of net interest income performance. It represents the difference between tax equivalent interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s tax equivalent net interest margin was 4.25% for the second quarter of 2006, compared to 4.14% for the second quarter of 2005. Year to date, the tax equivalent net interest margin was 4.24% versus 4.13% in the comparable period of the prior year.

Non-Interest Income. For the second quarter 2006, non-interest income totaled $1,629,493 an increase of 107.5%, or $844,247 versus $785,246 in the comparable quarter of 2005. The majority of this significant increase was due to a nonrecurring event - the sale of the bank’s former main office branch which has been unoccupied since June 2005, when the move to the new main office occurred. The $710,733 gain from this plus another unrelated gain on sale of an investment in a trust company generated a total pre-tax gain of $757,416. The remaining other categories of non-interest income with material fluctuations when compared to the prior year were, deposit fees and charges up $190,290 or 63.1% due to the institution of an overdraft protection program and in realized gains on securities available for sale, a decline of $104,615 or 100% due to the absence of any securities net gains and losses in the quarter.

Year to date non-interest income totaled $2,550,916, an increase of 1,174,622 or 85.3% when compared to $1,376,294 in the first half of 2005. The categories with the most significant year to date increases or decreases were deposit fees and charges, up 65.5%, and gain on sale of assets resulting from the sale of the former main office as discussed in the preceding paragraph.

Non-Interest Expenses. The Company’s total non-interest expenses of $3,353,663 for the second quarter of 2006 increased by $618,288 or 22.60% compared to $2,735,375 for the comparable period in 2005. Expense related to salaries and employee benefits totaled $1,907,651, an increase of $335,388 compared to $1,572,263 in 2005. Salaries and wages were $1,362,446 up by $212,567 or 18.49% while pensions, health insurance and other employee benefits were $545,205 up by $122,821 or 29.08% as compared to $1,149,879 and $422,384 respectively in the second quarter 2005. These increases are reflective of the cost of additions to staff required due to growth of the Company and our investment in lending and business development personnel. Other areas with significant increases were occupancy expense, which increased by $44,357 or 37.79% to $161,745 from $117,388 last year; equipment depreciation expense which increased by $31,353 or 20.00% to $188,356 from $157,003 in the prior year. Much of these increases are attributed to the impact of the Company’s new main branch office which was occupied in late June 2005, thus the prior year’s comparable period does not reflect expense related to this new location. Advertising and public relations totaled $93,463 an increase of $33,710 or 56.42% compared to $59,753 last year. The total of all other operating expenses increased to $520,136 an increase of $148,053 or 39.79% compared to $372,083 in the prior year, and reflects the general growth of the bank.

For year to date 2006, total non-interest expense was $6,395,800 an increase of $1,106,245 or 20.91% compared to $5,289,555 for the year to date 2005. For the six months year to date, the categories with the most significant increases or decreases were salaries and wages up 20.1% due to growth in total staff; occupancy, up 34.6% largely due to occupancy of the new main office; equipment depreciation resulting from additions to the Company’s computer network, upgrades for additional capacity on the core processor, and new security and alarm systems related to the new main office; advertising and public relations, up 49.8% resulting from an increased emphasis on marketing; and the total other miscellaneous operating expenses up 35.9% due to general growth of the Company.

Income Taxes. For the second quarter 2006, the Company reported income taxes of $580,155, compared to $305,167 for the second quarter of 2005. The increase is due to having higher pre-tax income in 2006, specifically from the nonrecurring gain on the sale of the Company’s former main office, as well as the prior year’s comparable period reflecting the benefit of higher levels of non taxable municipal securities and their non taxable interest. In addition, adjustments in tax benefits to be recognized from investments in Community Reinvestment Act eligible housing projects further increased income taxes. The Company’s effective tax rate for second quarter 2006 was 27.21%, compared to 20.16% in second quarter 2005. On a year to date basis, income taxes represented $934,400 in 2006 compared to $591,648 in 2005, with effective tax rates of 24.86% and 19.91% respectively.

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

At June 30, 2006, total loans net of unearned income increased by $14.1 million or 7.16% from December 31, 2005, and $26.6 million or 14.36% from June 30, 2005. The loan to deposit ratio was 63.59% at June 30, 2006, compared to 60.40% at December 31, 2005 and 56.95% at June 30, 2005. As of June 30, 2006, real estate loans accounted for 76.7% of the loan portfolio, consumer loans were 4.9% of the loan portfolio, and commercial and industrial loans totaled 18.4% of the loan portfolio.

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

The following table summarizes non-performing assets:

	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$687	$693	$720	$748	$224
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	395	160	247	724	135
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$1,082	$853	$967	$1,472	$359
Other real estate owned	0	0	0	0	0
Other non-performing assets	104	111	111	118	118
Total non-performing assets	$1,186	$964	$1,078	$928	$477

As of June 30, 2006, management is not aware of any other material credits that involve significant doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There has been no real estate acquired through foreclosure (OREO) since before June 30, 2005. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal or (ii) the existing loan balance. Other non-performing assets consist of a small business financing revenue bond that had defaulted on its interest payments during 2001. In accordance with the trust indenture, the trustee has foreclosed on the underlying collateral securing the bond and the property is currently being marketed for sale. The purchase price of the bond in January 1999 was $190,000 and its current carrying value is $103,867. The property has been leased to a tenant whose lease contains an option to purchase the property through the lease expiration date of June 30, 2006. The Company has been receiving its pro-rata portion of the lease payments on approximately a semi-annual basis, and does not anticipate the need for further adjustments of the property’s carrying value. The Company was notified, subsequent to June 30, 2006, that the tenant exercised his option to purchase the property, and closing had occurred on or about June 30, 2006. The Company anticipates receiving its pro rata share of the net sales proceeds in August 2006. The amount to be received should exceed the current book value of this asset resulting in a recapture of previous write downs.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s internal loan risk classification system, which classifies credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly. Additionally, management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans. The ratio of the allowance for loan losses to total loans was 1.37% at June 30, 2006, 1.41% at March 31, 2006, and 1.48% at December 31, 2005; and 1.52% at June 30, 2005. Management believes that the allowance for loan losses, which may not increase at the same rate as the loan portfolio increases, is adequate to provide for future potential losses. At June 30, 2006 the ratio of the allowance for loan losses to total non-performing assets was 244% compared to 271% at December 31, 2005 and 589% at June 30, 2005.

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

Notwithstanding the growth in the total loan balances since December 31, 2005, management believes the Company’s overall asset quality continues to be high. As evidenced by the total of non-performing loans, net charged-off loans, and the ratio of the reserve for loan losses to total loans, management has again concluded that further additions, at this time, to the reserve were not warranted. Accordingly, no provision was charged to expense in the second quarter, thus year to date 2006 there has been no provision expense. This is contrasted with the prior year’s second quarter and year to date provision expense of $59,000. In future periods, management will continue to evaluate the adequacy of its reserve for loan losses and if the analysis suggests that additional provisions should be made, then provisions may be resumed.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the second quarter 2006, total securities had decreased by $7.6 million to $158.1 million or 38.7% of total assets compared to $165.7 million or 41.7% of total assets at December 31, 2005 and have decreased by $13.6 million from $171.7 million or 43.3% of assets at June 30, 2005.

The securities portfolio is segregated and classified into two components: securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s recent purchases of investment securities have been limited to securities of investment grade credit quality, generally with short to medium term contractual final maturities. The types of securities generally purchased consist of U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, fixed and variable rate corporate bonds, and bank qualified tax-free municipal securities. As overall market interest rate levels have continued to rise, there has been a significant decline in the number of callable securities where the issuer exercises their option to call the bonds, as well as a decline in the market value of most of the fixed rate bonds in the portfolio resulting in higher net unrealized losses which in accordance with FASB 115 have been reflected as a reduction in the carrying value of the bonds and in other comprehensive income which is a component of total stockholders’ equity. Since the bonds continue to earn their contractual rate of interest, the lower carrying value results in a higher yield. This is reflected in the modest increase in the overall yield of the investment portfolio for the quarter and year to date as compared to the prior year. We anticipate this trend will continue in future periods, until market rates stabilize and then begin to shift downward.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.97% for both the second quarter and first six months of 2006, compared to 5.83% and 5.86% for the same periods respectively in 2005. This increase in yield is principally due to the lower carrying value of previously purchased bonds as mentioned above, as well as reinvesting proceeds of sold, called, or matured bonds at the higher current interest rates.

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

Total deposits were $332.9 million as of June 30, 2006, an increase of $10.7 million or 3.3% from the $322.2 million at December 31, 2005. Total deposits also increased by $7.8 million from the June 30, 2005 level of $325.0 million. The average aggregate interest rate paid on interest bearing deposits was 3.26% in the second quarter of 2006, compared to 2.50% for the corresponding period in 2005. For the first six months of 2006 the rate on interest bearing deposits was 3.14% versus 2.44% for the first half of 2005. Certificates of deposit constitute the largest component of the Company’s deposits, at 55.7%, and by their nature tend to have the highest yields for depositors, and correspondingly, costs to the Company. This is due to the fact that many of its customers are individuals who seek yields that are higher than those offered on savings and demand accounts.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30 and March 31, 2006 and December 31, 2005:

		Time Deposits (Dollars in thousands)
	June 30, 2006	March 31, 2006	December 31, 2005
Three months or less	$ 3,814	$ 7,127	$ 5,751
Three to twelve months	18,872	15,428	13,789
Over twelve months	28,563	24,239	23,840
Total	$ 51,249	$46,794	$ 43,380

Borrowings from the Federal Home Loan Bank have changed in structure. Total overnight advances of $9.5 million outstanding at the end of the first quarter 2006, arose from a previous term borrowing that was called by the Federal Home Loan Bank due to it having an interest rate below the current market rates, plus new overnight advances. These and other called advances have been converted to several new callable term advances during the second quarter of 2006 in order to reduce the Company’s overall borrowing costs. Term advances were $36.0 million at June 30, 2006, $30.5 million at and December 31, 2005, and $30.5 million at June 30, 2005. There were no overnight advances at June 30, 2006, $9.5 million on March 31, 2006 and none at December 31, 2005.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to bank assets. A comparison of the Bank’s actual regulatory capital as of June 30 and March 31, 2006, December 31, 2005, and June 30, 2005, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual June 30, 2006	Actual March 31, 2006	Actual December 31, 2005	Actual June 30, 2005
Tier1 risk-based capital	4.0%	13.09%	13.23%	13.27%	13.04%
Total risk-based capital	8.0%	14.06%	14.21%	14.28%	14.06%
Leverage ratio	4.0%	9.71%	9.79%	9.64%	9.26%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window. Both currently, as well as in the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans. The Company has previously used portions of its borrowing availability when interest rates were favorable, to purchase securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years. The Company has previously, and may in the future, also use portions of its borrowing capacity to supplement deposit growth in order to fund increasing growth in loans.

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

In the second quarter the prime interest rate increased twice; each time by 25 basis points following two previous 25 basis point increases in the first quarter 2006, notwithstanding these increases, the composition and characteristics of the Company’s loan portfolio during the second quarter 2006 has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk during the second quarter of 2006.

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

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, my materially impact the financial condition of the Company.

ITEM 1A	RISK FACTORS

As of June 30, 2006, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company held its Annual Meeting of Shareholders on April 26, 2006. A quorum of stockholders was present, consisting of a total of 1,713,136 shares, represented in person or by proxy.

(c)	Matters voted upon:

1.	Election of directors for a three year term:

	For	Withheld
Elwood C. May	1,702,074	11,061
Roseleen P. Rick	1,670,250	42,885
William C. Sprouse, Jr.	1,670,250	42,885
Larry D. Wallace	670,355	42,780
Phoebe P. Zarnegar	1,673,557	39,578

2.	Approval of the 2006 Stock Incentive Plan:

Votes for	839,963
Votes against	57,795
Abstentions	13,508
Broker non-votes	801,869

3.	Ratification of Yount, Hyde & Barbour as the independent registered public accounting firm:

Votes for	1,702,139
Votes against	2,278
Abstentions	8,718

ITEM 6	EXHIBITS

Exhibit No.	Document
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

(Registrant)

Date: August 14, 2006	/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date: August 14, 2006	/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice President and

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350