Form 10-Q
period 2006-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2006-11-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number:  000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road P. O. Box 39 Powhatan, Virginia (Address of principal executive offices)	23139 (Zip Code)

(804) 403-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2006
Common stock, par value $1.25	2,413,122

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I.  Financial Information

Page No.

  Item 1

Financial Statements

Consolidated Balance Sheets -

September 30, 2006 (Unaudited) and December 31, 2005

3

Consolidated Statements of Income – Three and Nine

Months Ended September 30, 2006 and 2005 (Unaudited)

4

Consolidated Statements of Stockholder’s Equity - Nine

Months Ended September 30, 2006 and 2005 (Unaudited)

6

Consolidated Statements of Cash Flows - Nine

Months Ended September 30, 2006 and 2005 (Unaudited)

7

Notes to Consolidated Financial Statements -

September 30, 2006 and 2005 (Unaudited)

8

  Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

17

  Item 3

Quantitative and Qualitative Disclosures About Market Risk

29

  Item 4

Controls and Procedures

29

Part II.  Other Information

  Item 1

Legal Proceedings

30

  Item 1A

Risk Factors

30

  Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

30

  Item 3

Defaults Upon Senior Securities

30

  Item 4

Submission of Matters to a Vote of Security Holders

30

  Item 5

Other Information

30

  Item 6

Exhibits

30

PART I

FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$13,508,251	$9,628,534
Federal funds sold	2,887,000	-
Total cash and cash equivalents	16,395,251	9,628,534
Securities available for sale at fair value	154,687,239	157,180,730
Securities held to maturity at amortized cost (fair value 2006
$8,584,941; 2005 $8,708,861)	8,395,870	8,477,514
Mortgage loans held for sale	-	909,800
Total loans	212,085,947	197,646,988
Less: Unearned income	(67,309)	(88,762)
Allowance for loan losses	(2,905,082)	(2,917,670)
Loans, net	209,113,556	194,640,556
Bank premises and equipment, net	10,315,478	10,899,744
Accrued interest receivable	3,182,694	2,642,043
Other assets	13,716,773	12,993,799
Total assets	$415,806,861	$397,372,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$47,014,934	$44,572,283
Interest bearing demand deposits and NOW accounts	53,900,829	57,484,662
Savings deposits	37,320,175	44,842,730
Time deposits, $100,000 and over	57,886,877	43,380,423
Other time deposits	140,244,890	131,948,850
	336,367,705	322,228,948
Federal funds purchased and securities sold under repurchase agreements	83,500	4,690,000
FHLB advances
Term	36,000,000	21,000,000
Overnight	-	9,500,000
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	502,107	517,117
Other liabilities	1,921,164	1,372,684
Total liabilities	$380,029,476	$364,463,749
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,410,622 and 2,285,618 shares issued and outstanding, in 2006 and 2005 respectively	$3,013,278	$2,857,023
Surplus	14,167,808	10,898,720
Retained earnings	20,575,940	21,013,201
Accumulated other comprehensive income (loss)	(1,979,641)	(1,859,973)
Total stockholders’ equity	$35,777,385	$32,908,971
Total liabilities and stockholders’ equity	$415,806,861	$397,372,720

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$4,451,113	$3,482,027	$12,759,892	$9,849,808
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,136,652	1,059,337	3,332,262	3,119,718
U.S. Treasury securities	-	-	5,369	-
States and political subdivisions	259,633	346,166	791,729	1,093,660
Other	953,279	981,555	2,892,878	2,809,493
Interest on federal funds sold	39,528	19,269	46,541	39,769

Total interest income	6,840,205	5,888,354	19,828,671	16,912,448

Interest expense
Interest on deposits	2,532,168	1,863,292	6,913,432	5,208,771
Interest on borrowings:
Federal funds purchased and securities sold under
repurchase agreements	3,786	26,601	183,103	66,099
FHLB borrowings:
Term	377,135	245,311	843,002	771,819
Overnight	36,626	-	233,761	8,185
Capital trust preferred securities	81,842	81,842	242,825	242,856

Total interest expense	3,031,557	2,217,046	8,416,123	6,297,730

Net interest income	3,808,648	3,671,308	11,412,548	10,614,718

Provision for loan losses	-	107,000	-	166,000

Net interest income after provision for loan losses	$3,808,648	$3,564,308	$11,412,548	$10,448,718
Non-interest income
Deposit fees and charges	473,018	300,600	1,403,559	862,850
Bank card fees	104,656	92,817	308,720	266,968
Increase in cash surrender value of life insurance	52,848	68,528	158,543	207,611
Secondary mortgage market loan fees	58,398	58,868	196,749	165,964
Investment and insurance commissions	77,475	59,047	262,050	240,354
Realized gain on sale of securities available for sale	-	78,369	96,315	182,984
Realized gain on sale of assets	-	-	757,416	-
Other	116,231	70,633	250,190	178,425

Total other income	882,626	728,862	3,433,542	2,105,156

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other expenses
Salaries and wages	1,351,487	1,179,197	4,016,431	3,413,903
Pensions and other employee benefits	415,100	426,407	1,419,638	1,246,907
Occupancy expense	173,489	156,913	494,985	395,760
Equipment depreciation	177,042	160,004	556,252	469,309
Equipment repairs and maintenance	101,708	82,760	269,371	239,847
Advertising and public relations	85,959	56,981	253,987	169,120
Federal insurance premiums	10,276	10,254	30,584	31,591
Office supplies, telephone, and postage	151,123	161,570	442,580	457,496
Taxes and licenses	64,133	71,278	198,589	197,062
Legal and professional fees	86,589	4,803	232,313	149,499
Consulting fees	77,676	72,164	231,542	206,679
Other operating expenses	483,196	374,650	1,427,307	1,069,363

Total other expenses	3,177,778	2,756,981	9,573,579	8,046,536

Income before income taxes	1,513,496	1,536,189	5,272,511	4,507,338

Income taxes	340,417	345,810	1,274,816	937,458

Net income	$1,173,079	$1,190,379	$3,997,695	$3,569,880

Earnings per share of common stock - basic:
Income before income taxes	$0.63	$0.64	$2.19	$1.89
Net income	$0.48	$0.50	$1.66	$1.50

Earnings per share of common stock - diluted:
Income before income taxes	$0.62	$0.63	$2.16	$1.86
Net income	$0.48	$0.49	$1.64	$1.47

Dividends paid per share	$0.18	$0.16	$0.53	$0.465

Weighted average shares	2,408,280	2,394,110	2,403,965	2,384,261
Weighted average shares assuming dilution	2,446,955	2,435,400	2,442,518	2,425,840

Return on average assets	1.15%	1.20%	1.32%	1.22%
Return on average equity	12.49%	13.89%	14.88%	14.66%

Average assets	406,373,662	398,175,394	404,084,278	390,052,164
Average equity	37,558,829	34,288,045	35,816,950	32,472,863

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2004	$2,827,145	$10,417,162	$17,558,418	$578,221		$31,380,946
Comprehensive income:
Net income	-	-	3,569,880	-	$3,569,880	3,569,880
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of deferred
income taxes of $491,652	-	-	-	(950,924)	(950,924)	(950,924)
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $65,637	-	-	-	(117,347)	(117,347)	(117,347)
Unrealized holding loss on interest swap agreement
arising during the period, net of deferred income	-	-	-
taxes of $39,879				65,176	65,176	65,176

Total comprehensive income					$2,566,785

Issuance of common stock:
14,466 shares pursuant to exercise of stock options	18,083	161,815	-	-		179,898
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	66,880				66,880
7,152 shares pursuant to dividend reinvestment plan	8,942	191,683	-	-		200,625
Cash dividends declared, $.465 per share	-	-	(1,056,723)	-		(1,056,723)
Balance, September 30, 2005	$2,854,170	$10,837,540	$20,071,575	$(424,874)		$33,338,411

Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$(1,859,973)		$32,908,971
Comprehensive income:
Net income			3,997,695		3,997,695 5	3,997,695
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $24,323				(47,094)	(47,094)	(47,094)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $32,747				(63,568)	(63,568)	(63,568)
Unrealized holding loss on interest swap agreement
arising during the period, net of deferred income
taxes of $5,511				(9,006)	(9,006)	(9,006)

Total comprehensive income					$3,878,027

Issuance of common stock:
3,502 shares pursuant to exercise of stock options	4,377	36,324				40,701
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options		12,911				12,911
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)			-
7,283 shares pursuant to dividend reinvestment plan	9,104	188,481				197,585
Payment for fractional shares of common stock			(6,223)			(6,223)
Cash dividends declared, $.53 per share	-	-	(1,254,587)	-		(1,254,587)
Balance, September 30, 2006	$3,013,278	$14,167,808	$20,575,940	$(1,979,641)		$35,777,385

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net Income	$3,997,695	$3,569,880
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	27,883	27,883
Depreciation	703,213	588,845
Deferred income taxes	(105,873)	(65,639)
Provision for loan losses	-	166,000
Amortization and accretion on securities	29,335	135,776
Realized gain on sales of securities available for sale	(96,315)	(182,984)
Gain on sale of assets	(757,416)	-
Increase in cash surrender value of life insurance	(160,023)	(207,611)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	909,800	1,062,375
Accrued interest receivable	(540,651)	(293,632)
Other assets	(204,701)	(147,266)
Increase (decrease) in liabilities:
Accrued interest payable	(15,010)	16,994
Other liabilities	561,390	359,291
Net cash provided by operating activities	$24,349,327	$5,029,912

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$ 80,400	$334,000
Proceeds from calls and maturities of securities
available for sale	6,466,375	13,270,633
Proceeds from sales of securities available for sale	9,361,737	25,809,436
Purchase of securities available for sale	(13,434,129)	(33,461,796)
Acquisition of other assets	(292,050)	(314,356)
Net increase in loans made to customers	(14,473,000)	(15,047,583)
Proceeds from sale of assets	879,648	-
Net purchases of premises and equipment	(194,236)	(2,880,756)
Net cash (used in) investing activities	$(11,605,255)	$(12,290,422)

Cash Flows from Financing Activities
Net increase in deposits	$14,138,757	$12,374,244
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(4,606,500)	(286,000)
Net proceeds on FHLB borrowings	5,500,000	-
Net proceeds from issuance of common stock	238,286	380,523
Tax benefit of non-qualified stock options	12,911	66,880
Payment for purchase of fractional shares of common stock	(6,223)	-
Dividends paid	(1,254,587)	(1,056,723)
Net cash provided by financing activities	$14,022,644	$11,478,924

Increase in cash and cash equivalents	$6,766,717	$4,218,414
Cash and cash equivalents:
Beginning	$9,628,534	9,663,181
Ending	$16,395,251	$13,881,595
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,431,133	$6,280,736
Income Taxes	1,393,413	1,041,440
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	(167,732)	(1,509,421)
Unrealized gain (loss) on Interest Rate Swap Agreement	(14,517)	105,054

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

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

Recent accounting pronouncements:  In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements.  SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  Such correction may be made the next time the registrant files the prior year financial statements.  Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006.  The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year.  Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial.  The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006.  The Company does not believe that the adoption of SAB 108 will result in a material impact or revisions to prior reporting periods.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155).  SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156).  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts.  The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements.  At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights.  SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the adoption of SFAS 156 at the beginning of 2007 to have a material impact.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation.  For a pension plan, the benefit obligation is the projected benefit obligation.  For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation.  SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.   The Company does not believe the adoption of SAB 158 will have a material impact.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109.  The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company does not believe FIN 48 will have a material impact in future reporting periods.

Note 2.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	September 30, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$77,445,768	$ 8,332	$(1,746,249)	$75,707,851
Bank eligible preferred and equities	19,990,365	110,313	(1,273,248)	18,827,430
Mortgage-backed securities	9,625,456	5,778	(246,239)	9,384,995
Corporate and other debt	38,346,675	559,309	(562,321)	38,343,663
States and political subdivisions	12,420,054	122,051	(118,805)	12,423,300
	$157,828,318	$805,783	$(3,946,862)	$154,687,239

	December 31,2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$73,296,994	$15,439	$(1,600,570)	$71,711,863
Bank eligible preferred and equities	20,058,273	33,026	(1,286,223)	18,805,076
Mortgage-backed securities	9,773,516	12,556	(254,294)	9,531,778
Corporate and other debt	40,689,432	919,464	(797,303)	40,811,593
States and political subdivisions	16,335,861	160,547	(175,988)	16,320,420
	$160,154,076	$1,141,032	$(4,114,378)	$157,180,730

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

September 30, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,395,870	$189,071	$ -	$8,584,941

December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,477,514	$231,347	$ -	$8,708,861

The following table sets forth securities classified as available for sale with unrealized losses for less than twelve months and twelve months or longer at September 30, 2006 and December 31, 2005.  The Company did not have any securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at September 30, 2006 or December 31, 2005.

	September 30, 2006
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies
and corporations	$34,674,100	$(750,737)	$35,036,240	$(995,512)	$69,710,340	$(1,746,249)
Bank eligible preferred and equities	1,114,790	(9,840)	13,589,100	(1,263,408)	14,703,890	(1,273,248)
Mortgage-backed securities	-	-	7,939,830	(246,239)	7,939,830	(246,239)
Corporate and other debt	5,945,894	(116,055)	14,139,678	(446,266)	20,085,572	(562,321)
States and political subdivisions	874,269	(38,221)	4,898,495	(80,584)	5,772,764	(118,805)
	$42,609,053	$(914,853)	$75,603,343	$(3,032,009)	$118,212,396	$(3,946,862)

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies
and corporations	$50,092,891	$(1,028,342)	$13,524,990	$(572,228)	$63,617,881	$(1,600,570)
Bank eligible preferred and equities	8,424,250	(169,473)	9,708,500	(1,116,750)	18,132,750	(1,286,223)
Mortgage-backed securities	3,391,018	(76,529)	5,466,424	(177,765)	8,857,442	(254,294)
Corporate and other debt	12,869,280	(505,783)	5,927,921	(291,520)	18,797,201	(797,303)
States and political subdivisions	3,264,330	(26,404)	4,029,599	(149,584)	7,293,929	(175,988)
	$78,041,769	$(1,806,531)	$38,657,434	$(2,307,847)	$116,699,203	$(4,114,378)

The unrealized loss positions at September 30, 2006 were principally related to interest rate movements. As a general rule, there is minimal credit risk exposure in these investments. Of the approximately 166 securities held by the Company, 5 are currently rated as below investment grade. There are four securities totaling $4.0 million that were downgraded in 2005 to below investment grade by S&P and Moody’s; one $1.0 million principal amount Ford Motor Corp. Debenture, one $1.0 million principal Ford Motor Credit Corp. Debenture, and two $1.0 million principal amount GMAC notes. Additionally, since the second quarter 2006, one $1.0 million principal amount Deluxe Corp. note has been downgraded below investment grade by S&P and Moody’s. The company’s investment policy has always required that all securities with ratings by the major rating services, (S&P and Moody’s) shall be rated investment grade or better at the time of purchase. With the exception of the aforementioned five bonds, all rated securities held are investment grade or better and all losses are considered temporary. No impairment has been recognized on any of the securities in a loss position as management does not anticipate any loss will be sustained, and has both the intent and demonstrated ability to hold such securities indefinitely or to scheduled maturity or call dates.

Note 3.  Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
	2006	2005
Commercial	$39,137,019	$36,149,812
Real Estate:
Mortgage	83,662,339	81,076,810
Home equity	10,501,171	8,871,923
Construction	68,390,179	60,004,708
Total real estate	162,553,689	149,953,441
Bank cards	814,795	945,432
Installment	9,580,444	10,598,303
	$212,085,947	$197,646,988
Less unearned income	(67,309)	(88,762)
	212,018,638	197,558,226
Allowance for loan losses	(2,905,082)	(2,917,670)
Loans, net	$209,113,556	$194,640,556

Changes in the allowance for loan losses were as follows:

	The Nine Months Ended September 30, 2006	The Twelve Months Ended December 31, 2005	The Nine Months Ended September 30, 2005
	(Unaudited)	(Audited)	(Unaudited)
Balance, beginning	$2,917,670	$2,698,622	$2,698,622
Provision charged to operations	-	203,000	166,000
Loans charged off	(75,172)	(93,702)	(82,286)
Recoveries	62,584	109,750	96,813
Balance, ending	$2,905,082	$2,917,670	$2,879,149

Note 4.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans, and certain specific investment securities.  The borrowings at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31,
	(Unaudited)	2005
Interest payable quarterly at a fixed rate of 4.45%,
principal due and payable on January 5, 2011,
callable quarterly beginning January 7, 2002	$ -	$5,000,000
Interest payable quarterly at a fixed rate of 4.03%
principal due and payable on March 8, 2011,
callable quarterly beginning September 10, 2001	-	5,000,000
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
plus 2 basis points, currently 5.41%, principal due
and payable on December 8, 2006	1,000,000	1,000,000
Interest payable and adjusts quarterly to 3 month LIBOR
minus 25 basis points, currently 3.4125%, principal due
and payable on January 27, 2010, callable only on
January 27, 2006	-	4,500,000
Interest payable and adjusts monthly to 1 month LIBOR
minus 50 basis points, currently 4.83%, principal due
and payable on July 23, 2012, callable only on July
23, 2007, otherwise converts to 3.93% fixed rate	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	-
Interest payable quarterly at a fixed rate of 5.24%,
principal due and payable on June 29, 2011,
callable only on June 30, 2008	5,000,000	-
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	-
Interest payable quarterly at a fixed rate of 4.315%,
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	-
	$36,000,000	$30,500,000

Note 5.  Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement related to the issuance of the trust preferred securities.  The swap is utilized to manage interest rate exposure and is designated as a highly effective cash flow hedge.  The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the life of the agreement in interest expense.  The swap agreement expires December 17, 2008, and has an interest rate of 6.405%.  The notional amount is $5,000,000.  The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt.  The estimated fair value of the interest rate swap agreement as of December 31, 2005 and September 30, 2006 was $165,866 and $151,349, respectively.

Note 6.  Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R) effective January 1, 2006 using the modified prospective method and as such results for prior periods have not been restated.  Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.  SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.  The initial implementation had no effect on the Company’s financial statements as all outstanding options were fully vested at December 31, 2005 and the Company has not issued any new options in the first nine months of 2006.

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

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

			Weighted
			Average	Value of
		Weighted	Remaining	Unexercised
	Number	Average	Contractual	In-The-
	of	Exercise	Life	Money
	Shares	Price	(in years)	Options
Options outstanding, January 1	73,646	$ 14.40
Granted	-	-
Exercised	(3,502)	$ 11.62
Canceled or expired	(415)
5% Stock Dividend 6/15/06	3,624	-
Options outstanding, September 30	73,353	$ 13.80	4.30	$ 964,822
Options exercisable, September 30	73,353	$ 13.80	4.30	$ 964,822

The total value of the in-the-money options exercised during the first nine months ended September 30, 2006 was $51,939.

As of September 30, 2006, there was no unrecognized compensation expense because all outstanding options were vested.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors, internal risk classifications, and external risk factors as three of the factors in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The Company’s net income in the third quarter of 2006 was $1,173,079, a decline of $17,300 or 1.5% as compared to $1,190,379 in the third quarter of 2005. The Company’s results for the third quarter 2006 were down from the prior year’s comparable quarter due to two major factors, the effect of margin compression, where net interest income increases at a much slower rate than in the past; and higher levels of non-interest expense. For the third quarter of 2006, basic earnings per share were $.48 and fully diluted were $.48, compared to $.50 and $.49, respectively, for the same period in 2005, representing declines of 4.0% and 2.0%. At quarter end 2006, stockholders’ equity stood at $35.8 million compared to $32.9 million at the December 31, 2005, an increase of $2.9 million, primarily as a result of earnings retention, partially offset by an increase in the FASB 115 adjustment for unrealized gains and losses in the Company’s securities portfolio.  This adjustment reflects, as a component of Other Comprehensive Income, the net unrealized gains and/or losses of bonds in the Company’s investment portfolio, net of tax, in accordance with GAAP.  Accordingly, the book value of a share of common stock increased by $1.13, or 8.2%, to $14.84 compared with $13.71 at December 31, 2005.  All per share data reported herein has been adjusted to reflect the effect of the 5 percent stock dividend paid to shareholders on June 15, 2006.

For the first three quarters of 2006, net income was $3,997,695, an increase of $427,815 or 12.0% compared to $3,569,880 in the first three quarters of 2005. On a per share basis, basic earnings for the first nine months of 2006 were $1.66 and on a fully diluted basis were $1.64 compared to $1.50 and $1.47, respectively, for the first nine months of last year. The annualized year to date 2006 return on average assets was 1.32% compared to 1.22% for year to date 2005. The annualized year to date 2006 return on average stockholders’ equity was 14.88% versus 14.66% for the comparable period of the prior year.

Net Interest Income.  The Company’s net interest income was $3,808,648 for the third quarter of 2006, compared to $3,671,308 for the third quarter of 2005, an increase of $137,340 or 3.7%.  The increase in net interest income can be attributed to an increase in interest and fees earned on loans of $969,086 or 27.8%. This increase is due to increases in interest rates throughout the year, coupled with growth in the average volume of variable rate loans outstanding. Interest on investment securities and federal funds sold declined by $17,235 or 0.7% largely due to sales of securities in previous quarters. The total of interest earned on these assets exceeded the prior year’s comparable quarter total by $951,851 or 16.2%. Interest expense on both deposits and borrowings also increased during the quarter. Interest expense on deposits increased by $668,876 or 35.9% while interest expense on borrowings increased by $145,635 or 41.2% when compared to the third quarter of the prior year. The increase in interest expense is the result of continuing upward repricing of interest rates on deposit accounts, specifically certificates of deposit, largely in response to rising competitive interest rates and keen competition, as well as growth in the balances of interest paying deposit accounts. The expense on borrowings was similarly impacted by the interest rates on convertible advances that were called by the Federal Home Loan Bank, and replaced with new borrowings at higher interest rates at the end of the second quarter of 2006, as well as a $5 million increase in the total balances outstanding as compared to the third quarter of the prior year. The increases in interest rates over the past year, coupled with continuing growth in volume of both deposits and loans, given the asset sensitivity of our wholly-owned subsidiary, Central Virginia Bank (the “Bank”), has resulted in interest incom e and interest expense both increasing.  However, interest income has increased at a greater rate than interest expense. Since the Federal Reserve has stopped increasing interest rates, interest on loans is increasing only due to increases in volume, while interest expense continues to increase as time deposits automatically renew at higher rates. This characteristic is referred to as margin compression, and the rate of increase in interest expense may likely exceed the rate of increase in interest income, resulting in the contraction of net interest income and the net interest margin in future periods.

For the year to date, net interest income has increased 7.5%, or $797,830 to total $11,412,548 compared to $10,614,718 in the same period of the prior year. The reasons for such increase are essentially the same as discussed above for the third quarter. Over the first nine months of the current year there have been only four twenty-five basis point increases in rates, the last one being at the end of June; while over the same period of the prior year, there were six twenty-five basis point increases in rates. As compared to the prior year to date, interest and fees on loans was $12,759,892, up 29.5%; interest on securities and funds sold was basically unchanged at $7,068,779; interest expense on deposits was $6,913,432, up 32.7%; and interest on borrowings was $1,502,691, up 38.0%.

Average interest earning assets in the third quarter 2006 rose by $14.7 million or 4.0% to $383.1 million from $368.4 million in the third quarter of 2005. The material components of this total increase for the third quarter were a decline in average investment securities of $11.2 million to average $167.7 million in 2006 from $178.9 million in 2005 and an increase in average loans of $25.5 million to $211.9 million from $186.4 million in 2005. The fully taxable equivalent annualized yield on investment securities in the third quarter 2006 was 6.03%, compared to 5.79% in the prior year’s third quarter, and the yield on loans increased to 8.38% from 7.44% in the comparable quarter of 2005. Average total deposits for the quarter were $328.5, million an increase of 1.9% or $6.3 million, compared to $322.2 million over the same period in 2005. Total non interest bearing deposits averaged $46.2 million for the third quarter, an increase of 4.3% or $1.9 million, compared to the average of $44.3 million in the comparable period of the prior year, while interest bearing deposits averaged $282.2 million for the third quarter, an increase of 1.6% or $4.3 million, as compared to an average of $277.9 million in the comparable period of the prior year.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$2,991	$40	5.35%	$2,274	$19	3.34%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	86,444	1,136	5.26%	87,082	1,059	4.86%
States and political subdivisions	20,698	343	6.63%	27,904	452	6.48%
Other securities	60,580	1,048	6.92%	63,938	1,078	6.74%
Total securities	167,722	2,527	6.03%	178,924	2,589	5.79%
Loans	212,387	4,451	8.38%	187,184	3,482	7.44%

Total interest-earning assets	$383,100	$7,018	7.33%	$368,382	$6,090	6.61%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$54,007	$275	2.04%	$52,964	$152	1.15%
Savings	38,191	145	1.52%	49,633	157	1.27%
Other time	190,038	2,112	4.45%	175,312	1,554	3.55%
Total deposits	282,236	2,532	3.59%	277,909	1,863	2.68%
Federal funds purchased and securities
sold under repurchase agreements	281	4	5.69%	2,766	27	3.90%
FHLB advances
Term	33,391	377	4.52%	33,000	245	2.97%
Overnight	2,609	37	5.67%	-	-	-
Capital trust preferred securities	5,155	82	6.36%	5,155	82	6.36%
Total interest-bearing
liabilities	$323,672	$3,032	3.75%	$318,830	$2,217	2.78%

Net interest spread		$3,986	3.58%		$3,873	3.83%

Net interest margin			4.16%			4.21%

	Nine Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$1,218	$47	5.14%	$1,806	$40	2.95%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	85,743	3,338	5.19%	84,913	3,120	4.90%
States and political subdivisions	21,134	1,053	6.64%	29,354	1,438	6.53%
Other securities	61,673	3,176	6.87%	60,644	3,094	6.80%
Total securities	168,550	7,567	5.99%	174,911	7,652	5.83%
Loans	210,460	12,760	8.08%	183,876	9,850	7.44%

Total interest-earning assets	$380,228	$20,374	7.14%	$360,593	$17,542	6.49%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$55,311	$770	1.86%	$53,635	$411	1.02%
Savings	40,634	447	1.47%	50,870	477	1.24%
Other time	184,397	5,696	4.12%	171,007	4,321	3.37%
Total deposits	280,342	6,913	3.29%	275,512	5,209	2.52%
Federal funds purchased and securities
sold under repurchase agreements	4,693	183	5.20%	2,732	66	3.22%
FHLB advances
Term	26,923	843	4.17%	30,947	772	3.33%
Overnight	6,015	234	5.19%	396	8	2.69%
Capital trust preferred securities	5,155	243	6.29%	5,155	243	6.29%
Total interest-bearing
liabilities	$323,128	$8,416	3.47%	$314,742	$6,298	2.67%

Net interest spread		$11,958	3.67%		$11,244	3.82%

Net interest margin			4.19%			4.16%

The tax equivalent net interest margin is a measure of net interest income performance. It represents the difference between tax equivalent interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets.  The Company’s tax equivalent net interest margin was 4.16% for the third quarter of 2006, compared to 4.21% for the third quarter of 2005. Year to date, the tax equivalent net interest margin was 4.19% versus 4.16% in the comparable period of the prior year.

Non-Interest Income.  For the third quarter 2006, non-interest income totaled $882,626 an increase of 21.1%, or $153,764, versus $728,862 in the comparable quarter of 2005. The majority of the increase was due to continuing growth in deposit fees and charges, which were up $172,418 or 57.4% largely due to an overdraft protection program introduced in the fourth quarter 2005, bank card fees up $11,839, commissions on non-deposit investment and insurance products sold up $18,428, and a nonrecurring gain of $59,700 upon the sale and final resolution of an Industrial Revenue Bond carried by the Company as a non-earning asset since 2001, offset by a decline of $78,369 in realized gains from the sales of securities available for sale, due to the absence of any realized gains on the sale of securities available for sale, as no sales occurred during the quarter.

 Year to date non-interest income totaled $3,433,542, an increase of 1,328,386 or 63.1% when compared to $2,105,156 in the first three quarters of 2005. The categories with the most significant year to date increases or decreases were deposit fees and charges, totaling $1,403,559, up 62.7%; the nonrecurring gain on sale of assets of $757,416, primarily resulting from the sale of the Company’s former main office branch in June 2006; and $86,669 in lower realized gains on the sale of securities available for sale.

Non-Interest Expenses.  The Company’s total non-interest expenses of $3,177,778 for the third quarter of 2006 increased by $420,797, or 15.3%, compared to $2,756,981 for the comparable period in 2005. Expense related to salaries and employee benefits totaled $1,766,587 an increase of $160,983 or 10.0% compared to $1,605,604 in 2005. Salaries and wages were $1,351,487 up by $172,290 or 14.6% while pensions, health insurance and other employee benefits totaled $415,100, a decline of $11,307 or 2.7% as compared to $426,407 in the third quarter 2005. These increases reflect the cost of additions to staff required due to growth of the Company and additions in lending and business development personnel. Other areas with significant increases were occupancy expense, which increased by $16,576 or 10.6% to $173,489 from $156,913 last year; and equipment depreciation expense which increased by $17,038 or 10.6% to $177,042 from $160,004 in the prior year. These increases are attributed to the impact of the Company’s overall growth. Advertising and public relations totaled $85,959 an increase of $28,978 or 50.9% compared to $56,981 last year, while legal and professional fees increased by $81,786 or 1,702% from $4,803 in the prior year. The total legal and professional fees for the third quarter 2006 is more reflective of a typical quarter, in view of the fees associated with compliance with the Sarbanes-Oxley Act. Conversely, in 2005, the funds accrued for Sarbanes-Oxley work were reversed when it became apparent no such work would be conducted in 2005.  The total of other operating expenses increased to $483,196 an increase of $108,546 or 29.0% compared to $374,650 in the prior year, due largely to the general growth of the Bank.

For year to date 2006, total non-interest expense was $9,573,579 an increase of $1,527,043 or 19.0% compared to $8,046,536 for the year to date 2005. For the nine months year to date, the categories with the most significant increases or decreases were salaries and benefits up 17.4% due to growth in total staff; occupancy, up 25.1% largely due to the impact of occupancy of the new main office; and equipment depreciation, up 18.5% resulting from upgrades, additions, and scheduled replacements to the Company’s computer network. Advertising and public relations, up 50.2% as a result of an increased emphasis on marketing; legal and professional fees, up 55.4%; and the total other miscellaneous operating expenses up 33.5% due to general growth of the Company.

Income Taxes.  For the third quarter 2006, the Company reported income taxes of $340,417 compared to $345,810 for the third quarter of 2005. The decrease is due to having $22,693 lower pre-tax income in 2006. The prior year’s comparable period reflects the benefit of higher levels of non taxable municipal securities, partially offset by $107,000 in non-deductible loan loss provision. The Company’s effective tax rate for third quarter 2006 was 22.5%, unchanged from the third quarter 2005. On a year to date basis, income taxes total $1,274,816 in 2006 compared to $937,458 in 2005, with effective tax rates of 24.2% and 20.8%, respectively.

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

The principal economic risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions, and in many cases the level of current market interest rates.  The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas.  The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of the Bank’s real estate construction loans are for pre-sold or contract homes.  Builders are limited, and monitored as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.

At September 30, 2006, total loans, net of unearned income, increased by $14.5 million or 7.3% from December 31, 2005, and $17.0 million or 8.7% from September 30, 2005.  The loan to deposit ratio was 63.0% at September 30, 2006, compared to 61.3% at December 31, 2005 and 60.5% at September 30, 2005.  At September 30, 2006, real estate loans accounted for 76.7% of the loan portfolio, consumer loans were 4.8% of the loan portfolio, and commercial and industrial loans totaled 18.5% of the loan portfolio.

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

The following table summarizes non-performing assets:

	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$755	$687	$693	$720	$748
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	594	395	160	247	724
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$1,349	$1,082	$853	$967	$1,472
Other real estate owned	-	-	-	-	-
Other non-performing assets	-	104	111	111	118
Total non-performing assets	$1,349	$1,186	$964	$1,078	$1,590

As of September 30, 2006, management is not aware of any other material credits that involve significant doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted.  There has been no real estate acquired through foreclosure (OREO) at quarter end since before June 30, 2005. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal or (ii) the existing loan balance.  During the third quarter, the other non-performing asset, which consisted of a small business financing revenue bond that had defaulted on its interest payments during 2001, was resolved through the sale of the real estate collateral. The Company received its pro rata share of the net sales proceeds, excess cash held by the trustee, and lease payments on the property in August 2006, amounting to $154,815, $4,039, $4,747 respectively. These amounts exceeded the current carrying value of $103,867 for this asset, resulting in a recapture of previous write downs of $59,736 which was recorded as other miscellaneous income, as all write-downs had been recorded in prior years.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month.  Based primarily on the Company’s internal loan risk classification system, which classifies credits as substandard, doubtful, or loss, additional provisions for losses may be made monthly.  Additionally, management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.  Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans.  The ratio of the allowance for loan losses to total loans was 1.37% at September 30, 2006, 1.37% at June 30, 2006, 1.41% at March 31, 2006, 1.48% at December 31, 2005, and 1.48% at September 30, 2005.  Management believes that the allowance for loan losses, which may not increase at the same rate as the loan portfolio increases, is adequate to provide for future potential losses. At September 30, 2006, the ratio of the allowance for loan losses to total non-performing assets was 215.4% compared to 270.7% at December 31, 2005 and 181.0% at September 30, 2005.

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

Notwithstanding the growth in the total loan balances since December 31, 2005, management believes the Company’s overall asset quality continues to be high. As evidenced by the total of non-performing loans, net charged-off loans, and the ratio of the reserve for loan losses to total loans, for the third quarter 2006, management concluded that further additions, at this time, to the reserve were not warranted. Accordingly, no provision was charged to expense in the third quarter of this year and there has been no provision expense in 2006. This is contrasted with the prior year’s provision expense of $107,000 in the third quarter of 2005 and $166,000 provision expense for the first nine months of 2005. In future periods, management will continue to evaluate the adequacy of its reserve for loan losses and if the analysis suggests that additional provisions should be made, then provisions may be resumed.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes.  At the end of the third quarter 2006, total securities were $163.1 million or 39.2% of total assets, a decrease of $2.6 million when compared to $165.7 million or 41.7% of total assets at December 31, 2005.  Compared to the balance at September 30, 2005, total securities were $163.1 million or 39.2% of total assets, an increase of $1.6 million from $161.5 million or 41.0% of assets at September 30, 2005.

The securities portfolio is segregated and classified into two components: securities held to maturity and securities available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to their maturity.  Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment or credit risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s purchases of investment securities are generally limited to securities of investment grade credit quality, generally with short to medium term contractual final maturities. The types of securities generally purchased consist of U.S. Government Agency securities, shorter term Agency adjustable rate mortgage backed securities, fixed and variable rate corporate bonds, and bank qualified tax-free municipal securities. As overall market interest rate levels have risen and now leveled out, there has been a significant decline in the number of callable securities where the issuer exercises their option to call the bonds. Additionally, there has been a recovery of the prior decline in the market value of many of the fixed rate bonds in the portfolio, resulting in a lower net unrealized loss, which, in accordance with FASB 115 is reflected as a reduction in the carrying value of the bonds and in other comprehensive income which is a component of total stockholders’ equity. Since the bonds continue to earn their contractual rate of interest, the lower carrying value results in a higher yield. This is reflected in the modest increase in the overall yield of the investment portfolio for the quarter and year to date as compared to the prior year.  We anticipate this trend will continue in future periods, until market rates stabilize and then begin to shift downward.

The fully taxable equivalent annualized average yield on the entire portfolio was 6.03% for the third quarter and 5.99% for the first nine months of 2006, compared to 5.79% and 5.83% for the same periods respectively in 2005. This increase in yield is principally due to the lower carrying value of previously purchased bonds as mentioned above, as well as reinvesting proceeds of sold, called, or matured bonds at the higher current interest rates.

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

Total deposits were $336.4 million at September 30, 2006, an increase of $14.1 million or 4.4% from the $322.2 million at December 31, 2005. Total deposits also increased by $14.0 million or 4.4% from the September 30, 2005 level of $322.3 million. The average aggregate interest rate paid on interest bearing deposits was 3.59% in the third quarter of 2006, compared to 2.68% for the corresponding period in 2005. For the first nine months of 2006, the rate paid on interest bearing deposits was 3.29% versus 2.52% for the nine months of 2005. Certificates of deposit constitute the largest component of the Company’s deposits, at 58.9%, and by their nature tend to have the highest yields for depositors, and correspondingly, the highest costs to the Company. This is due to the fact that many of its customers are individuals who seek yields that are higher than those offered on savings and demand accounts.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2006, December 31, 2005, and September 30, 2005

		Time Deposits (Dollars in thousands)
	September 30, 2006	December 31, 2005	September 30, 2005
Three months or less	$ 5,527	$ 5,751	$ 4,847
Three to twelve months	23,149	13,789	15,839
Over twelve months	29,211	23,840	24,087
Total	$ 57,887	$ 43,380	$ 44,773

Borrowings from the Federal Home Loan Bank have remained unchanged in balance and structure at $36.0 million since the end of the second quarter 2006, when borrowings were restructured from $9.5 million in overnight and $21.0 million in term at December 31, 2005, to their present level of $36.0 million in term borrowings. The restructuring activity was necessary as previous term borrowings were called by the Federal Home Loan Bank and the Company elected to convert them to several new callable term advances during the second quarter of 2006 in order to reduce the Company’s overall borrowing costs. Term advances were $36.0 million at September 30, 2006, $21.0 million at December 31, 2005, and $30.5 million at September 30, 2005. There were no overnight advances at September 30, 2006, versus $9.5 million at December 31, 2005 and none at September 30, 2005.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position continues to exceed regulatory requirements.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets.  A comparison of the Bank’s actual regulatory capital as of September 30, 2006, June 30, 2006, December 31, 2005 and September 30, 2005, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual September 30, 2006	Actual June 30, 2006	Actual December 31, 2005	Actual September 30, 2005
Tier1risk-based capital	4.0%	13.86%	13.09%	13.27%	12.94%
Total risk-based capital	8.0%	14.82%	14.06%	14.28%	13.95%
Leverage ratio	4.0%	10.33%	9.71%	9.64%	9.29%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain additional deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window.  Both currently, as well as in the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans. The Company has previously used portions of its borrowing availability when interest rates were favorable, to purchase securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years. The Company has previously, and may in the future, also use portions of its borrowing capacity to supplement deposit growth in order to fund increasing growth in loans.

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

In the third quarter 2006, the prime interest rate remained stable, as the Federal Reserve did not increase the benchmark overnight rate, following four previous 25 basis point increases in the first and second quarters of 2006, and eight such 25 basis point increases in 2005. Notwithstanding these increases, the composition and characteristics of the Company’s loan portfolio during the third quarter 2006 has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk during the third quarter of 2006.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s internal control that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A

RISK FACTORS

As of September 30, 2006, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

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

Date:  November 14, 2006

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  November 14, 2006

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