Form 10-Q/A
period 2006-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2006-11-16
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed solely for the purpose of correcting a typographical error in the Consolidated Statements of Cash Flows included in Part I, Item 1 of the registrant’s Form 10-Q for the quarterly period ended September 30, 2006 and making other immaterial amendments. Specifically, in the Consolidated Statements of Cash Flows, net cash provided by operating activities should be reported as $4,349,327 for the nine months ended September 30, 2006.

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q/A

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

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2004	$2,827,145	$10,417,162	$17,558,418	$578,221		$31,380,946
Comprehensive income:
Net income	-	-	3,569,880	-	$3,569,880	3,569,880
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of deferred
income taxes of $491,652	-	-	-	(950,924)	(950,924)	(950,924)
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $65,637	-	-	-	(117,347)	(117,347)	(117,347)
Unrealized holding loss on interest swap agreement
arising during the period, net of deferred income
taxes of $39,879	-	-	-	65,176	65,176	65,176

Total comprehensive income					$2,566,785

Issuance of common stock:
14,466 shares pursuant to exercise of stock options	18,083	161,815	-	-		179,898
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	66,880	-	-		66,880
7,152 shares pursuant to dividend reinvestment plan	8,942	191,683	-	-		200,625
Cash dividends declared, $.465 per share	-	-	(1,056,723)	-		(1,056,723)
Balance, September 30, 2005	$2,854,170	$10,837,540	$20,071,575	$(424,874)		$33,338,411

Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$(1,859,973)		$32,908,971
Comprehensive income:
Net income	-	-	3,997,695	-	3,997,695	3,997,695
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $24,323	-	-	-	(47,094)	(47,094)	(47,094)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $32,747	-	-	-	(63,568)	(63,568)	(63,568)
Unrealized holding loss on interest swap agreement
arising during the period, net of deferred income
taxes of $5,511	-	-	-	(9,006)	(9,006)	(9,006)

Total comprehensive income					$3,878,027

Issuance of common stock:
3,502 shares pursuant to exercise of stock options	4,377	36,324	-	-		40,701
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	12,911	-	-		12,911
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)	-		-
7,283 shares pursuant to dividend reinvestment plan	9,104	188,481	-	-		197,585
Payment for fractional shares of common stock	-	-	(6,223)	-		(6,223)
Cash dividends declared, $.53 per share	-	-	(1,254,587)	-		(1,254,587)
Balance, September 30, 2006	$3,013,278	$14,167,808	$20,575,940	$(1,979,641)		$35,777,385

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net Income	$3,997,695	$3,569,880
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization	27,883	27,883
Depreciation	703,213	588,845
Deferred income taxes	(105,873)	(65,639)
Provision for loan losses	-	166,000
Amortization and accretion on securities	29,335	135,776
Realized gain on sales of securities available for sale	(96,315)	(182,984)
Gain on sale of assets	(757,416)	-
Increase in cash surrender value of life insurance	(160,023)	(207,611)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	909,800	1,062,375
Accrued interest receivable	(540,651)	(293,632)
Other assets	(204,700)	(147,266)
Increase (decrease) in liabilities:
Accrued interest payable	(15,010)	16,994
Other liabilities	561,390	359,291
Net cash provided by operating activities	$4,349,328	$5,029,912

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$ 80,400	$334,000
Proceeds from calls and maturities of securities
available for sale	6,466,375	13,270,633
Proceeds from sales of securities available for sale	9,361,737	25,809,436
Purchase of securities available for sale	(13,434,129)	(33,461,796)
Acquisition of other assets	(292,050)	(314,356)
Net increase in loans made to customers	(14,473,000)	(15,047,583)
Proceeds from sale of assets	879,648	-
Net purchases of premises and equipment	(194,236)	(2,880,756)
Net cash (used in) investing activities	$(11,605,255)	$(12,290,422)

Cash Flows from Financing Activities
Net increase in deposits	$14,138,757	$12,374,244
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(4,606,500)	(286,000)
Net proceeds on FHLB borrowings	5,500,000	-
Net proceeds from issuance of common stock	238,286	380,523
Tax benefit of non-qualified stock options	12,911	66,880
Payment for purchase of fractional shares of common stock	(6,223)	-
Dividends paid	(1,254,587)	(1,056,723)
Net cash provided by financing activities	$14,022,644	$11,478,924

Increase in cash and cash equivalents	$6,766,717	$4,218,414
Cash and cash equivalents:
Beginning	9,628,534	9,663,181
Ending	$16,395,251	$13,881,595
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,431,133	$6,280,736
Income Taxes	1,393,413	1,041,440
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	(167,732)	(1,509,421)
Unrealized gain (loss) on Interest Rate Swap Agreement	(14,517)	105,054

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

	Three Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$2,991	$40	5.35%	$2,274	$19	3.34%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	86,444	1,136	5.26%	87,082	1,059	4.86%
States and political subdivisions	20,698	343	6.63%	27,904	452	6.48%
Other securities	60,580	1,048	6.92%	63,938	1,078	6.74%
Total securities	167,722	2,527	6.03%	178,924	2,589	5.79%
Loans	212,387	4,451	8.38%	187,184	3,482	7.44%

Total interest-earning assets	$383,100	$7,018	7.33%	$368,382	$6,090	6.61%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$54,007	$275	2.04%	$52,964	$152	1.15%
Savings	38,191	145	1.52%	49,633	157	1.27%
Other time	190,038	2,112	4.45%	175,312	1,554	3.55%
Total deposits	282,236	2,532	3.59%	277,909	1,863	2.68%
Federal funds purchased and securities
sold under repurchase agreements	281	4	5.69%	2,766	27	3.90%
FHLB advances
Term	33,391	377	4.52%	33,000	245	2.97%
Overnight	2,609	37	5.67%	-	-	-
Capital trust preferred securities	5,155	82	6.36%	5,155	82	6.36%
Total interest-bearing
liabilities	$323,672	$3,032	3.75%	$318,830	$2,217	2.78%

Net interest spread		$3,986	3.58%		$3,873	3.83%

Net interest margin			4.16%			4.21%

	Nine Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$1,218	$47	5.14%	$1,806	$40	2.95%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	85,743	3,338	5.19%	84,913	3,120	4.90%
States and political subdivisions	21,134	1,053	6.64%	29,354	1,438	6.53%
Other securities	61,673	3,176	6.87%	60,644	3,094	6.80%
Total securities	168,550	7,567	5.99%	174,911	7,652	5.83%
Loans	210,460	12,760	8.08%	183,876	9,850	7.14%

Total interest-earning assets	$380,228	$20,374	7.14%	$360,593	$17,542	6.49%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$55,311	$770	1.86%	$53,635	$411	1.02%
Savings	40,634	447	1.47%	50,870	477	1.25%
Other time	184,397	5,696	4.12%	171,007	4,321	3.37%
Total deposits	280,342	6,913	3.29%	275,512	5,209	2.52%
Federal funds purchased and securities
sold under repurchase agreements	4,693	183	5.20%	2,732	66	3.22%
FHLB advances
Term	26,923	843	4.17%	30,947	772	3.33%
Overnight	6,015	234	5.19%	396	8	2.69%
Capital trust preferred securities	5,155	243	6.29%	5,155	243	6.29%
Total interest-bearing
liabilities	$323,128	$8,416	3.47%	$314,742	$6,298	2.67%

Net interest spread		$11,958	3.67%		$11,244	3.82%

Net interest margin			4.19%			4.16%

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

Date:  November 16, 2006

/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date:  November 16, 2006

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