Form 10-K
period 2006-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2007-04-17
CIK 804561

`

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number: 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)
2036 New Dorset Road, Post Office Box 39 Powhatan, Virginia (Address of principal executive offices)	23139-0039 (Zip Code)

Registrant’s telephone number, including area code: (804) 403-2000

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.25 per share	The Nasdaq Stock Market

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Global Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $60,985,129.

At March 30, 2007 there were 2,427,889 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	8

ITEM 1B.	UNRESOLVED STAFF COMMENTS	12

ITEM 2.	PROPERTIES	12

ITEM 3.	LEGAL PROCEEDINGS	12

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	13

ITEM 6.	SELECTED FINANCIAL DATA	14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	37

ITEM 9A.	CONTROLS AND PROCEDURES	37

ITEM 9B.	OTHER INFORMATION	37

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	38

ITEM 11.	EXECUTIVE COMPENSATION	38

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	38

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	INDEPENDENCE	38

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	38

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	39

PART I

ITEM 1.	BUSINESS

General

The Company and the Bank. Central Virginia Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on March 7, 1986, solely to acquire all of the issued and outstanding shares of Central Virginia Bank (the “Bank”). The Bank was incorporated on June 1, 1972 under the laws of the Commonwealth of Virginia and, since opening for business on September 17, 1973, its main and administrative office had been located on U.S. Route 60 at Flat Rock, in Powhatan County, Virginia. In May 1996, the administrative offices were relocated to the Corporate Center in the Powhatan Commercial Center on New Dorset Road located off Route 60 less than one mile from the main office. In June 2005, the original main office was closed and relocated nine-tenths of a mile east, to the then just completed new main office building.

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

Principal Market Area. The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. These counties had populations of 22,377; 9,017; 16,863; 259,903 and 262,300 respectively, according to the 2000 census. The growth rate of these counties was 46.0%, 15.2%, 19.1%, 24.2%, and 20.4%, respectively, from the 1990 census. The estimated population in 2005 and the percentage growth from April 1, 2000 to July 1, 2005 according to the US Census Bureau for Powhatan, Cumberland, Goochland, Chesterfield and Henrico Counties is 26,598 – 18.9%; 9,378 – 4.0%; 19,360 – 14.8%; 288,876 – 11.2%; 280,581 – 7.0% respectively. Similar growth rates are expected for the foreseeable future. The Bank’s main office is located near the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. Three of the Bank’s branch offices are located in Chesterfield County, one in the Village Marketplace Shopping Center in the Village of Midlothian, one in the Market Square Shopping Center in Brandermill, and one in the Bellgrade shopping center, two are in Cumberland County on U.S. Route 60 one near the courthouse and the other in Cartersville, and there is one branch in the Wellesley development in the Short Pump area of western Henrico County. The Wellesley location was acquired from another financial institution and opened in July 2001 while the Bellgrade location was acquired from another financial institution in October 2003 and was opened for business in March 2004. The Bank’s present intention is to continue its activities in its current service area, and expand its franchise in the higher growth areas of the markets it serves. The Bank’s primary markets are considered to be an attractive and desirable area in which to operate.

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

Lending Activities

Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area, however, there are a number of lending relationships outside of the primary service area. The principal risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of borrowers, followed closely by the local economic environment. In an effort to manage this risk, the Bank’s policy gives loan approval limits to individual loan officers based on their level of experience. Loans where the total borrower exposure to the Bank is less than $2,500,000 may be approved by the Bank’s Senior Loan Committee. The Board of Directors of the Bank must approve loans where the total borrower exposure is in excess of $2,500,000. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s primary market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction, the mortgage loan interest rate environment, and the number of speculative properties under construction. The Bank manages that risk by focusing on pre-sold or contract homes, and limiting the number of “speculative” homes in its portfolio.

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

Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified businesses in the Bank’s market area. At December 31, 2006, commercial business loans were $40.7 million or 19.5% of the Bank’s total loan portfolio. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time, and cannot be appraised with as much precision as residential real estate. At December 31, 2006, the Bank had $144,000 in non-performing commercial loans.

Competition

Based on FDIC deposit statistics as of June 30, 2006, the Bank has a dominate position in both Powhatan and Cumberland Counties with greater than 58% of the deposits in each locality. However, in both Chesterfield and Henrico Counties, the Bank encounters stronger competition for its banking services from larger banks and other community banks located in the Richmond metropolitan area. In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. The Bank must also compete for deposits with money market mutual funds that are marketed nationally. Many of the Bank’s competitors have substantially greater resources than the Bank. The internet is also providing an increasing amount of price-oriented competition, which the Bank anticipates to become more intense. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 109 full-time and 22 part-time employees at December 31, 2006.  Employee relations have and continue to be good. The Bank sponsors a qualified discretionary Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan, in addition, the Company subsidizes a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

Regulation and Supervision

General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity, which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It also is subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which the Bank engages the investments that it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank’s operations.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenue will result from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2006, the Bank declared dividends payable of $1,783,500 to the Company.

Insurance of Accounts and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”).

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank’s deposit insurance.

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

On December 17, 2003, Central Virginia Bankshares, Inc. issued a $5 million debenture to its single purpose capital trust subsidiary, which in turn issued $5 million in trust-preferred securities. With the proceeds of this issuance, the Company then made a $5 million capital injection to its principal subsidiary, Central Virginia Bank.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2006, the Company and the Bank were classified as well capitalized.

State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 for known suspects, $25,000 for unknown suspects when the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution.  As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities that are prohibited from opening accounts at financial institutions.

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

The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are stricter than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

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

The Company’s profitability and financial condition depend to a great extent on our ability to manage the net interest margin, which is the difference between the interest income earned on loans and investments and the interest expense paid for deposits and borrowings. The amounts of interest income and interest expense are principally driven by two factors; the market levels of interest rates, and the volumes of earning assets or interest bearing liabilities. The management of the net interest margin is accomplished by the Company’s Asset Liability Management Committee. Short term interest rates are highly sensitive to factors beyond the Company’s control and are effectively set and managed by the Federal Reserve, while longer term rates are generally determined by the market based on investors’ inflationary expectations. Thus, changes in monetary and or fiscal policy will affect both short term and long term interest rates which in turn will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its earning assets and interest bearing liabilities to changes in market interest rates. The Company generally attempts to maintain a neutral position in terms of the volume of earning assets and interest bearing liabilities that mature or can re-price within a one year period in order that it may maintain the maximum net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and greatly influence this ability to maintain a neutral position.

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

The Company encounters significant competition for deposits, loans and other financial services from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions in our market area. A number of these banks and other financial institutions are significantly larger than the Company and have substantially greater access to capital and other resources, larger lending limits, more extensive branch systems, and may offer a wider array of banking services. To a limited extent, the Company competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations any of which may offer more favorable financing rates and terms than the Company. Most of these non-bank competitors are not subject to the same extensive regulations that govern the Company. As a result, these non-bank competitors may have advantages in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

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

The Company is exposed to both operational and acquisition integration risks that could adversely affect the Company.

The Company is exposed to many types of operational risk, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These risks are not dissimilar to those faced by most other financial institutions.

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

The accounting, disclosure, and reporting standards set by the Financial Accounting Standards Board, Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation and presentation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

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

The original main office of the Company and the Bank was a two-story brick building built in 1978 with approximately 8,500 square feet of floor space. It was located on Route 60 in the Village of Flat Rock in Powhatan County. The original main office was replaced in June 2005 by a 16,000 square foot brick building located approximately nine tenths of a mile east of the original building. The new Main Office is located on a 6.95 acre tract of land at the intersection of New Dorset Road and Route 60 in Powhatan County. The building was occupied in June 2005 bringing together all retail and loan personnel from the original main office as well as all lending personnel from the Flatrock branch location. The original main office and the Flatrock branch were closed at this time and the original main office was sold in June 2006.

The Cartersville location, in Cumberland County, which originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. The Midlothian branch is located in Chesterfield County at the Village Marketplace shopping center and was built in 1988 and opened in May of that year. It is a one and one-half story building with approximately 3,000 square feet. The Flatrock branch was acquired in 1992 from the Resolution Trust Corporation with the bank assuming approximately $9.0 million in deposit liabilities of the former Coreast Federal Savings Bank. The Flatrock branch facility is located in the Village of Flat Rock across Route 60 from the Bank’s original main office. This branch was closed in June 2005 and is currently used for offsite record storage.In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993.

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

Common Stock and Dividends

Central Virginia Bankshares, Inc. Common Stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “CVBK”. As of March 30, 2007, the Company had approximately 792 shareholders of record.

The following table sets forth the high and low trade prices of the Company’s Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated. Prior period trade prices and dividends per share have been adjusted to reflect the 5% stock dividend paid June 15, 2006 to shareholders of record May 31, 2006.

	2006			2005			2004
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid

First Quarter	$27.14	$25.54	$.17	$27.62	$24.29	$.145	$27.66	$23.58	$.145
Second Quarter	30.19	25.27	.18	29.52	23.99	.16	27.37	24.53	.145
Third Quarter	27.70	25.10	.18	29.29	24.30	.16	26.95	22.81	.145
Fourth Quarter	28.50	25.66	.18	27.83	25.52	.16	28.74	24.10	.145

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

ITEM 6.           SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
Balance Sheet Data
Total Assets	$437,535	$397,373	$379,431	$365,990	$285,086
Total Deposits	357,993	322,229	309,947	300,720	237,988
Loans Receivable, net	205,618	194,641	177,234	156,050	139,392
Stockholders' Equity	37,086	32,909	31,381	28,343	24,499

Income Statement Data
Net Interest Income	$15,070	$14,402	$13,077	$11,891	$9,861
Provision for Loan Losses	-	203	415	410	440
Net Interest Income After
Provision for Loan Losses	15,070	14,199	12,662	11,481	9,421
Non-interest Income	4,376	3,116	2,772	3,004	2,547
Non-interest Expense	12,657	10,955	9,975	9,134	7,832
Income Before Income Taxes	6,789	6,360	5,460	5,351	4,136
Income Taxes	1,639	1,405	1,071	1,437	1,131
Net Income	5,150	4,955	4,389	3,914	3,005

Per Share Data (1)
Net Income - Basic	$2.14	$2.08	$1.86	$1.70	$1.32
- Diluted	2.11	2.04	1.83	1.64	1.27
Cash Dividends	.71	.625	0.58	0.51	0.47
Book Value	15.33	13.71	13.21	12.16	10.79

Ratios
Return on Average Assets	1.26%	1.26%	1.19%	1.22%	1.12%
Return on Average Equity	15.10%	15.26%	14.88%	14.66%	13.50%
Average Equity to Assets	8.32%	8.29%	7.98%	8.32%	8.33%
Dividend Payout	32.71%	29.16%	29.48%	27.13%	30.95%

(1) Adjusted for 5% stock dividends paid in June 2006 and June 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income for the year ended December 31, 2006 increased by $194,834, or 3.9%, ending the year at $5,150,002 compared to $4,955,168 in 2005. The increase was primarily due to a combination of a nonrecurring pre-tax gain of $710,733 from the sale of the Company’s former main office branch reflected in other income, and an increase in net interest income, the latter of which increased by $667,396 or 4.6% to $15.1 million versus $14.4 million in 2005 largely as a result of the increases in interest rates throughout the year and to a lesser extent, the increase in volume of loans and investment securities. Total interest income increased by $4.0 million or 17.2% to $27.0 million from $23.0 million in 2005, as the Company’s average interest-earning assets, primarily loans and investment securities, increased by $20.3 million, or 5.6% from December 31, 2005. Interest expense on deposits and borrowings also increased by $3.3 million, or 38.1%, ending the year at $11.9 million from $8.6 million in 2005. The increase in interest expense principally resulted from increases in interest rates on retail deposits – primarily certificates of deposit, and wholesale borrowings, as well as growth in the volume of interest bearing deposits. The average balances of interest bearing deposits increased by $10.0 million or 3.6% to average $286.0 million for the year, versus $275.9 million for the year 2005. Total other non-interest income totaled $4.4 million, an increase of $1,260,031 or 40.4% versus $3.1 million in 2005. The increase is principally due to $636,296 increase in deposit fees and charges due to a new overdraft protection program introduced in late fourth quarter 2005, and a $710,733 non-recurring gain from the sale of the former main office building in the second quarter 2006. Non-interest expense increased to $12.7 million an increase of $1.7 million or 15.5% compared to $11.0 million in 2005. Of total non-interest expense, salaries and benefits comprised over 56% and totaled $7.1 million up by $863,535 or 13.8% over $6.3 million in 2005. Occupancy and equipment expenses have increased due to the general growth of the Bank, and the full year of occupancy expense associated with the new main office in 2006 versus only six months in 2005. Advertising and public relations expense has increased due to the new marketing and product promotion programs begun in 2006 in conjunction with our emphasis on business development.

Net income for the year ended December 31, 2005 increased by $566,269, or 12.2%, ending the year at $4,955,168 compared to $4,388,899 in 2004. The increase was primarily due to an increase in net interest income, which increased by $1.3 million or 10.1% to $14.4 million versus $13.1 million in 2004 largely as a result of the increases in interest rates throughout the year and to a lesser extent the increase in volume of loans and investment securities. Total interest income increased by $2.7 million or 13.3% to $23.0 million from $20.3 million in 2004, as the Company’s average interest-earning assets, primarily loans and investment securities, increased by $20.5 million or 6.0% from December 31, 2004. Interest expense on deposits and borrowings also increased by $1.4 million, or 19.0%, ending the year at $8.6 million from $7.2 million in 2004. The increase in interest expense resulted from the increases in interest rates paid on interest bearing deposits coupled with their volume increase, and the increases in rates on borrowings. Additionally, the average balances of interest bearing deposits increased by $13.7 million or 5.2% to average $275.9 million for the year, versus $262.2 million for the year 2004. Total other non-interest income increased by $343,503 or 12.4% ending 2005 at $3.1 million versus $2.8 million in 2004. Deposit fees and charges increased by $143,925 or 13.3% totaling $1.2 million largely from increased accounts with service charges assessed and the introduction of a new overdraft protection program in the fourth quarter of 2005. Bank card fees were up $60,382 or 20% to total $362,901 for the year. Investment and insurance commissions declined by $125,434 or 30.6% due in part to the Company’s decision to change Broker-Dealers and the resulting conversion, and a general slow down in investment product demand. Secondary market mortgage loan interest and fees were essentially unchanged from the prior year, increasing by less than 2% from the prior year and totaled $241,980 for 2005. The lack of an appreciable increase is due to general real estate loan refinancing volume slowing due to the increases in interest rates, mostly offset by continued robust construction-permanent financing business. Realized gains on securities available for sale was up 22.7% or $70,461 totaling $380,852 for 2005. These non-recurring gains were taken as a result of sales to generate liquidity to fund increases in loans, coupled with sales and purchases resulting from active portfolio management. Total other non-interest expense increased by 9.8% or $979,698, ending the year at almost $11.0 million primarily due to increases in salaries and benefits. In addition, other areas that contributed to the increase were occupancy expense, advertising, and office supplies principally due to the occupancy and opening of the new Main Office branch in June 2005.

Basic earnings per share in 2006 were $2.14 compared to $2.08 in 2005 and $1.86 in 2004. Diluted earnings per share were $2.11, $2.04, and $1.83 respectively, for the same periods. All per share amounts presented have been adjusted giving effect to the 5% stock dividend paid June 15, 2006.

The Company’s return on average equity was 15.10% in 2006 compared to 15.26% in 2005, and 14.88% in 2004. Return on average assets amounted to 1.26%, 1.26%, and 1.19%, for the same periods respectively.

Net Interest Income. The Company’s net interest income was $15,069,629 in 2006, compared to $14,402,233 and $13,077,497 in the prior years of 2005 and 2004, respectively. The net interest income for 2006 was 4.6% greater than 2005, which in turn was 10.1% greater than 2004. The increase in 2006 was less than the prior year due to the effect of the stabilization of interest rates in the second half of the year following four 25 basis point increases between January and June. The prior year, by contrast, saw eight 25 basis point increases in rates by the Federal Reserve, and five increases also of 25 basis points beginning in the second half of 2004. These increases has taken the overnight funds rate from 1.00% to its current 5.25% and when coupled with the Company’s growth in the average balances of interest-earning assets and interest bearing liabilities over the same period, produced the increases in net interest income.

The improvement in net interest income for 2006 versus 2005 of 4.6% is due to an increase of 17.2% in interest income which totaled $26,972,351, driven by a $20.2 million or 5.6% increase in the average balance of earning assets which averaged $382.6 million in 2006 and the impact of interest rate increases early in the year resulting in a 66 basis point yield improvement to 7.24% from 6.58% in 2005. Correspondingly, interest expense on interest bearing liabilities increased as well, growing by 46.8% to total $11,902,722 due to a $13.3 million or 4.2% increase in the average balance of interest bearing liabilities. The expense yield on average interest bearing liabilities, increased by 89 basis points to 3.63% for the year 2006, compared to 2.74% in the prior year. The fact that the yields increased more on interest bearing liabilities than it did on earning assets is reflective of the lagging effect of a stable rate environment following a period of steady increases to an asset sensitive financial institution. The cost of funds continues to increase as lower rate time deposits automatically renew at the current higher interest rates.

The improvement in net interest income for 2005 versus 2004 of 10.1% is due to an increase of 13.3% in interest income which totaled $23,019,059, driven by a 6% increase in the average balance of earning assets which totaled $362.4 million and the impact of interest rate increases throughout the year resulting in a yield improvement for 2005 to 6.58% from 6.20% in 2004. Interest expense on interest bearing liabilities increased by 19.0% over 2004 and totaled $8,616,826, again due to an increase of 4.83% in the average balance and a 33 basis point increase in the yield to 2.74% from 2.41% in the prior year.

The table below, sets forth the Company’s average interest earning assets (on a tax-equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest earning assets:
Federal funds sold	$5,655	$296	5.23%	$2,192	$72	3.28%	$2,767	$38	1.37%
Securities: (1)
U. S. Treasury and other U. S. government
agency and corporations	86,219	4,494	5.21%	83,142	4,109	4.94%	77,533	3,956	5.10%
States and political subdivisions (2)	21,050	1,398	6.64%	28,959	1,892	6.53%	31,169	2,069	6.64%
Other securities (2)	61,383	4,223	6.88%	61,269	4,167	6.80%	58,569	3,999	6.83%
Total securities (2)	168,652	10,115	6.00%	173,370	10,168	5.86%	167,271	10,024	5.99%

Loans (2)(3)(4)(5)(6)	208,308	17,284	8.30%	186,799	13,610	7.29%	171,801	11,123	6.47%
Total interest-earning assets (2)	$382,615	$27,695	7.24%	$362,361	$23,850	6.58%	$341,839	$21,185	6.20%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$55,101	$1,051	1.91%	$53,878	$604	1.12%	$51,821	$409	0.79%
Savings	39,937	591	1.48%	49,712	622	1.25%	51,328	641	1.25%
Other time	190,934	8,194	4.29%	172,340	5,965	3.46%	159,057	4,932	3.10%
Total deposits	285,972	9,836	3.44%	275,930	7,191	2.61%	262,206	5,982	2.28%
Federal funds purchased and securities
sold under repurchase agreements	3,528	184	5.22%	2,740	96	3.50%	2,895	42	1.45%
FHLB advances
Overnight	4,499	234	5.20%	296	8	2.70%	5,252	81	1.54%

Term	29,145	1,246	4.28%	30,834	1,010	3.28%	24,940	915	3.67%

Trust preferred obligation	5,155	403	7.82%	5,155	312	6.05%	5,155	219	4.25%

Total interest-bearing liabilities	$328,299	$11,903	3.63%	$314,955	$8,617	2.74%	$300,448	$7,239	2.41%
Net interest spread		$15,792	3.61%		$15,233	3.84%		$13,946	3.79%
Net interest margin			4.13%			4.20%			4.08%

____________________

(1)	Includes securities available for sale and securities held to maturity.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(3)	Installment loans are stated net of unearned income.
(4)	Average loan balances include non-accrual loans.
(5)	Interest income on loans includes the earned portion of net deferred loan fees in accordance with FASB 91 of $476,606 in 2006, $485,976 in 2005, and $418,884 in 2004.
(6)	Includes mortgage loans held for sale.

The net interest income figures upon adjustment for the effect of non-taxable income are referred to as Taxable Equivalent Net Interest Income, and totaled $15,792,369 in 2006, $15,232,254 for 2005, $13,944,863 for 2004. The Company’s tax-equivalent net interest margin for 2006 was 4.13% compared to 4.20% in 2005 and 4.08% in 2004. The tax-equivalent net interest margin is a measure of net interest income performance. It represents the difference between interest income with any non-taxable interest adjusted to a fully tax-equivalent basis, including net deferred loan fees earned, and interest expense, on both deposits, and borrowings reflected as a percentage of average interest earning assets. The net interest margin contracted in 2006 as compared to 2005, because despite the rate earned on earning assets increasing 66 basis points (7.24% vs. 6.58%), and the average volume of earning assets increasing by $20.3 million ($382.6 million vs. $362.3 million); the rate paid on interest bearing liabilities increased by a greater increment, 89 basis points (3.63% vs. 2.74%) and although coupled with a smaller increase of $13.4 million in the average volume of interest bearing liabilities ($328.3 million vs. $314.9 million), still resulted in the tax-equivalent net interest margin being lower than the prior year. This condition is referred to as margin compression. By contrast, the net interest margin expanded in 2005 as compared to 2004, because the rate on earning assets increased by 38 basis points (6.58% vs. 6.20%) which was more than the 33 basis point increase in the rate paid on interest bearing liabilities (2.74% vs. 2.41%), and the average volume of earning assets increased by $20.5 million ($362.3 million vs. $341.8 million) while average volume of interest bearing liabilities increased by $14.5 million ($314.8 million vs. $300.3 million), resulting in the tax-equivalent net interest margin expansion.

The tax-equivalent yield on securities in 2006 was 6.00% a 14 basis point increase over the 5.86% yield in 2005 and slightly better than the 5.99% yield in 2004. This increase is largely attributable to the acquisition of higher coupon agency securities as rates continued to edge up through the first half of 2006. The 2005 decline in yield versus 2004 was principally the result of the low rate environment at that time, where higher coupon securities were called and had to be replaced with lower coupon securities whose yield were in line with the broader market interest rates. In mid 2006, the Fed stopped increasing interest rates. This stabilization continued through the end of the year, and given the longer term orientation of the total portfolio, has allowed the purchase of higher coupon bonds. The Company, due to the composition of its investment portfolio, has continued to maintain its yield at a level considerably better than the majority of its peer institutions, as evidenced by its yield being ranked 49 out of 866 banks in its peer group as of the end of the third quarter 2006.

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

(Dollars in Thousands)	2006 Compared to 2005			2005 Compared to 2004
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Federal funds sold	$163	$61	$224	$(6)	$40	$34
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	155	230	385	270	(117)	153
States and political subdivisions (2)	(526)	32	(494)	(145)	(32)	(177)
Other securities	8	48	56	184	(16)	168
Total securities	(363)	310	(53)	309	(165)	144
Loans (2)	1,666	2,008	3,674	1,021	1,466	2,487
Total interest income	$1,466	$2,379	$3,845	$1,324	$1,341	$2,665
Interest expense:
Deposits:
Interest bearing demand	$14	$433	$447	$17	$178	$195
Savings	(473)	442	(31)	(20)	1	(19)
Other time	692	1,537	2,229	432	601	1,033
Total deposits	233	2,412	2,645	429	780	1,209
Federal funds purchased and securities
sold under repurchase agreements	33	55	88	(2)	56	54
FHLB advances
Overnight	213	13	226	(370)	297	(73)
Term	(51)	287	236	174	(79)	95
Trust preferred obligation	-	91	91	-	93	93
Total interest expense	$428	$2,858	$3,286	$231	$1,147	$1,378
Increase (decrease) in net interest income	$1,038	$(479)	$559	$1,093	$194	$1,287

____________________

(1) Includes securities available for sale and securities held to maturity.

(2) Fully taxable equivalent basis.

Non-Interest Income. Total other non-interest income totaled $4.4 million, an increase of $1,260,031 or 40.4% versus $3.1 million in 2005. Deposit fees and charges increased by $636,296 or 51.9% and totaled $1.9 million due to the introduction of a new overdraft protection program late in the fourth quarter of 2005 as well as increased numbers of accounts with service charges assessed. Gain on sale of assets totaled $757,416 versus zero in the prior year, as the Company’s principal subsidiary, Central Virginia Bank sold its former main office in the second quarter 2006 generating a non-recurring pre tax gain of $710,733. That plus another unrelated nonrecurring gain on sale of an investment in a trust company generated the total pre-tax gain of $757,416. Investment and insurance commissions totaled $325,156 up $40,384 or 14.2% due to a higher volume of transactions resulting from growth in the program. Bank card fees were up $49,823 or 13.7% to total $412,724 for the year due to higher interchange credit and increased debit card transaction fees. Secondary market mortgage loan interest and fees were $260,946 up $18,966 or 7.8% from the prior year. The lower growth in this category is due to the general slow down in real estate loan originations, coupled with the absence of any significant loan refinancing volume resulting from the relatively flat interest rate environment. Total other non-interest income totaled $363,543, an increase of 7.6% or $25,734, due to the combination of higher check fees, miscellaneous income, and title insurance income. Realized gains on securities available for sale totaled $181,481 down $199,371 or 52.3% compared to $380,852 for 2005. These non-recurring net gains were as a result of active portfolio management, however a lower volume of such transactions occurred in 2006 due in part to a lesser need for funding and the use of other temporary funding sources. The cash surrender value of bank owned life insurance totaled $211,390 down $69,217 or 24.7% largely due to lower net crediting rates from the carriers.

Non-interest income increased $343,503, or 12.4%, totaling $3,115,997 for 2005 compared to $2,772,494 in 2004. Deposit fees and charges increased 13.3% due in part to increases in the volume of overdrafts and the implementation of a new overdraft protection program in the fourth quarter. Bank card fees were $362,901 a 20% increase over the prior year’s $302,519. The higher income was due to the increasing volume of debit card usage, point of sale transaction fees, and interchange credits. Realized gains on securities available for sale totaled $380,852, a 22.7% increase over $310,391 in 2005 and were generated as a result of active portfolio management as well as security sales generating liquidity to partially fund loan growth. Mortgage loan secondary market fees remained largely unchanged from the prior year as the lower volume of refinancing activity that began in 2004 continued through 2005. Investment and insurance commissions declined by $125,434 or 30.6% ending the year at $284,772 in part due to the Company’s decision to change Broker-Dealers and the resulting conversion from Uvest to Community Bankers Securities in the second and third quarters of 2005. The transition and conversion while very successful, had a somewhat detrimental effect on sales efforts, that, when coupled with a general slow down in investment product demand, resulted in a decline in revenues. The remaining categories of non-interest income were generally in line with the prior year.

Non-Interest Expenses. Total non-interest expenses increased by $1,701,610 or 15.5% in 2006 and totaled $12,656,512 compared to $10,954,903 in 2005. The largest dollar increases over the prior year were in salaries and wages which increased $752,035 or 16.4% and totaled $5,347,638 compared to $4,595,603 in 2005. Employee benefits were up by $111,500 or 6.6% totaling $1,792,745 versus $1,681,245 in 2005. These increases can be attributed to the additional lending and business development personnel hired, as well as the tightness in our market for experienced bank retail and support personnel hired as a result of normal turnover. The Company often finds that the cost of a replacement will be greater than the previous incumbent resulting in salaries expense increasing. The Company attempts to improve its overall benefit program for all employees each year to the extent practicable, resulting in increases to expense over and above that attributable to increases in the number of employees. Other miscellaneous operating expenses increased by $461,262 or 31.3% to total $1,935,384 compared to $1,474,122 in 2005. The specific categories with increases included in total other expenses were non-

sufficient funds check charge offs and debit card losses up $100,000, new product service fees up $89,051, write down of a Community Reinvestment Act eligible investment up $72,738, Internet switch fees up $59,176, directors fees up $29,950, service fees related to the Company’s local area network $29,750, and various other operating expenses. The other major categories with the largest percentage increases over the prior year were: occupancy expense which increased by $110,158 or 20% ending the year at $660,897 due largely to the impact of the occupancy of the new main office branch in mid June 2005; advertising and public relations was up $113,134 or 43.7% ending the year at $372,228 due to the Company’s new marketing and product promotion initiative, began in the fourth quarter 2006.

Total non-interest expenses increased by $979,698 or 9.8% in 2005 and totaled $10,954,903 compared to $9,975,205 in 2004. The largest dollar increases over the prior year were in salaries, which increased $351,369 or 8.3% and totaling $4,595,603 and employee benefits up by $220,962 or 15.1% and totaling $1,681,245. As the Company has grown, and in an attempt to gain a larger share of the market for loans, additional commercial lenders, business development, credit support, compliance, and operations personnel have been added resulting in the increase in salaries and benefits. Additionally, the Company seeks to improve its overall employee benefit program for all employees each year to the extent practicable, resulting in increases to expense over and above that attributable to increases in the number of employees. Other expenses increased by $109,712 or 8.0% totaling $1,474,122 versus $1,364,410 in 2004. The principal areas with increases included in total other expenses were outside service fees related to the Company’s local area network, bank insurance, and various other operating expenses. The following categories had the largest percentage increases over the prior year. Occupancy expense increased by $93,115 or 20% ending the year at $550,739 due largely to the impact of the occupancy of Central Virginia Bank’s new main office in late June 2005. Taxes and licenses increased by $37,439 or 16.2% and totaled $268,672 principally due to increases in bank franchise taxes based on the bank’s total capital. Legal and professional fees increased by $25,631 or 14.7% due to higher fees from the Company’s external independent accounting firm and the costs of outsourced internal audits. Equipment repairs and maintenance expense increased $38,257 or 13.4% ending 2006 at $323,125 while depreciation expense increased by $39,230 or 6.1% ending 2005 at $679,498, due to related maintenance expense on existing equipment and additional purchases of computer, security and alarm equipment.

Income Taxes. The Company reported income taxes of $1,639,143 in 2006, $1,405,159 in 2005 and $1,071,387 in 2004. These amounts yielded effective tax rates of 24.1%, 22.1%, and 19.6%, for 2006, 2005, and 2004 respectively. The 2006 and 2005 effective tax rate increased largely due to a consistently lower level of tax-free municipal securities in the investment portfolio. In 2004 the rate was positively impacted by increased investments in various securities where a significant amount of the dividends received were not subject to income taxes and the recognition of certain annual tax credits resulting from the Company’s investment in a Community Reinvestment Act eligible housing project in December 2003.

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

Net loans outstanding at December 31, 2006 had increased $10.9 million or 5.5% ending the year at $208.6 million compared to the prior year’s growth of $17.6 million or 9.8% ending 2005 at $197.6 million. In 2004, loans grew by $21.2 million or 13.5% ending 2004 at $179.9 million. The loan to deposit ratio was 58.2% at December 31, 2006, compared to 61.3% at December 31, 2005 and 58.1% at December 31, 2004.

The following table summarizes the Company’s loan portfolio, net of unearned income:

	At December 31,
	(Dollars in Thousands)
	2006	2005	2004	2003	2002
Commercial	$40,683	$36,150	$33,251	$29,808	$26,728
Real Estate:
Mortgage	78,986	81,077	77,153	67,216	66,746
Home equity	10,796	8,872	7,952	5,227	5,640
Construction	68,204	60,005	49,788	45,097	30,006
Total real estate	157,986	149,954	134,893	117,540	102,392
Bank cards	894	946	881	891	837
Installment	9,000	10,598	11,007	10,292	11,625
	208,563	197,648	180,032	158,531	141,582
Less unearned income	(56)	(89)	(100)	(27)	(88)
	208,507	197,559	179,932	158,504	141,494
Allowance for loan losses	(2,889)	(2,918)	(2,698)	(2,454)	(2,102)
Loans, net	$205,618	$194,641	$177,234	$156,050	$139,392

As shown in the above table, the total amount of commercial and industrial loans have increased by $4.5 million, $2.9 million, $3.4 million, $3.1 million or 12.5%, 8.7%, 11.6%, and 11.5% in 2006, 2005, 2004, and 2003 respectively. The Company has been focusing on increasing these commercial and industrial loans for several years, as a desirable alternative to real estate related lending. Total real estate related loans outstanding increased by $8.0 million or 5.4% in 2006, $15.1 million or 11.2% in 2005, $17.4 million or 14.8% in 2004 and $15.1 million or 14.8% in 2003. Of the real estate related loans, construction loans have exhibited the greatest growth, having increased by 50.3% from 2002 to 2003, 10.4% from 2003 to 2004, and 20.5% from 2004 to 2005, and 13.7% from 2005 to 2006. As a percentage of total real estate loans, construction loans comprised 29.3% in 2002, 38.4% in 2003, 36.9% in 2004, and 40.0% in 2005, and 43.2% in 2006. Considering the slow down in the real estate markets for new home sales, the Company does not anticipate that growth in construction loans will continue at the same rate in the future as it has in the past. Essentially all construction loans are for residential construction in the principal markets served by the Company. Installment loans declined by $1.6 million in 2006, and $409 thousand in 2005, while in 2004 installment loans increased by $715 thousand, following a decline of $1.3 million in 2003. The balances of traditional installment loans have dropped principally due to the

Company’s unwillingness to effectively compete rate wise with the captive and other finance arms of the major automobile manufacturers, coupled with the tendency of consumers to utilize equity credit lines for purposes that in the past would have been financed with traditional installment loans. The Company expects this trend to continue in the future. Mortgage loans have grown 0.7% in 2003, 14.8% in 2004, and 5.1% in 2005 yet they declined by 2.6% in 2006 largely due to the previously mentioned slow down in the real estate market. Mortgage loans have comprised between 50% and 60% of the total real estate loans for the past five years; however, since 2003 their percentage has been declining. Mortgage loans to total real estate loans were 65.2% in 2002, 57.2% in 2003, 57.2% in 2004, and 54.1% in 2005, and 50.0% in 2006. Home equity loans have grown steadily over the past five years from $5.6 million in 2002 to $10.8 million in 2006; however, they still comprise approximately the same percentage of total real estate loans. Home Equity loans to total real estate loans were 5.5%, 4.4%, 5.9%, 5.9%, and 6.8% in 2002, 2003, 2004, 2005 and 2006, respectively. Bankcard loan balances outstanding have remained relatively level over the same period ranging from $837 thousand in 2002 to $894 thousand in 2006.

All concentrations of loans exceeding 10.0% of total loans at December 31, 2006 were disclosed as a separate category of loans.

The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2006. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total

	(Dollars in Thousands)
Commercial	$21,010	$15,109	$4,564	$40,683
Real Estate:
Mortgage	592	4,677	73,717	78,986
Home equity	208	326	10,262	10,796
Construction	56,582	11,123	499	68,204
Total real estate	57,382	16,126	84,478	157,986
Bank cards	-	-	894	894
Installment	2,102	5,643	1,255	9,000
	$80,494	$36,878	$91,191	$208,563

	Maturing
	Within One Year	After One Year	Total
Loans maturing with:
Fixed interest rates	$1,402	$31,794	$33,196
Variable interest rates	79,092	96,275	175,367
	$80,494	$128,069	$208,563

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

Non-performing loans totaled $1,000,440 at December 31, 2006 compared to $967,075 at December 31, 2005, $875,329 at December 31, 2004, and $1,820,421 at December 31, 2003. Non-performing loans increased in 2006 primarily due to slight increases of $16,594 and $16,770 in non-accrual loans and loans past due 90 days or more past due respectively. The majority of loans currently in non-accrual are adequately secured by real estate and no significant losses are anticipated regardless of the resolution. Non-performing loans declined from $1.8 million in 2003 to $875,329 in 2004, due to non-accrual loans increasing by $270,546, and 90 day past due loans declining by $1,118,638.

At December 31, 2006, there were no other non-performing assets. The Virginia Small Business Financing Authority Industrial Development Revenue bond carried at December 31, 2005 at a value approximating its anticipated liquidation value of $110,830 was resolved in the third quarter 2006. The original principal investment was $190,000 and had been written down to $140,000, with its value further reduced by the Company’s receipt of its pro-rata portion of the collateral property’s lease payments. Management concluded the principal carrying value, was appropriate, accordingly, no additional write-downs were made. The matter was finally resolved upon the receipt of $163,602 from the sale of the collateral real estate. The Company thus recovered its carrying value plus $59,736 of prior period write downs.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was no real estate acquired through foreclosure (OREO) at December 31, 2006, 2005, and 2004, compared to $97,000 at December 31, 2003, and 2002. Sales of the properties held at December 31, 2003 resulted in net losses of approximately $1,380. The Bank currently has no OREO, accordingly, it has no 2006 or 2005, period expenses related to OREO. In 2003 carrying costs of $780 were incurred, likewise $1,200 in 2002. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management does not believe that the level of non-performing loans in 2006 reflects any systemic problem within the Company’s loan portfolio. At December 31, 2006, there were $736,509 in non-accrual loans compared to $719,915 in non-accrual loans at December 31, 2005 and $270,546 at December 31, 2004, and zero at December 31, 2003. Based on our present knowledge of the status of individual and corporate creditors and the overall economy, management does not anticipate a material increase in non-performing assets, although it may move to foreclose on borrowers whose loans are placed on a non-accrual status.

The following table summarizes non-performing assets:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$736	$720	$270	$ 0	$258

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	264	247	605	1,723	971
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$1,000	$967	$875	$1,723	$1,229
Other real estate owned	-	-	-	97	97
Other non-performing assets	-	111	125	140	150
Total non-performing assets	$1,000	$1,078	$1,000	$1,960	$1,476

Loans 90 days or more past due generally, are placed on non-accrual status unless well secured and in the process of collection.

In 2006, $10,480 of interest income was reversed when loans were placed in non-accrual status. In 2005, $911 was reversed, in 2004, $8,165 was reversed, and in 2003 and 2002 $0 was reversed. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$61	$29	$12
Interest income included in income on the loans	-	-	-

Management is not aware of any other loans at December 31, 2006, which involve serious doubts as to the ability of such borrowers to comply with the existing payment terms.

Management has analyzed the potential risk of loss within the Company’s loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Loans, including non-performing loans are monitored on an ongoing basis as part of the Company’s periodic loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. In addition, the Company evaluates the general market credit risks inherent in lending, as well as any systemic issues, as part of its enhanced loan loss adequacy analysis. The ratio of the allowance for loan losses to total loans was 1.39% at December 31, 2006, 1.48% at December 31, 2005, compared to 1.50% at December 31, 2004 and 1.55% at December 31, 2003. Management believes that the allowance for loan losses, while not increasing at the same rate as the portfolio grows, is nevertheless adequate to provide for future losses. At December 31, 2006, the ratio of the allowance for loan losses to non-performing assets was 290.4% compared to 270.7% at year end 2005, 269.9% at year end 2004, 125.2% at year end 2003, and 142.3% at December 31, 2002. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The following table summarizes changes in the allowance for loan losses:

	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$2,918	$2,698	$2,454	$2,102	$1,839
Charge-offs:
Commercial	-	24	69	2	131
Real estate
Mortgage	-	-	8	-	-
Home equity	-	-	-	19	3
Construction	-	-	-	-	-
Bank cards	11	18	17	51	24
Installment	96	51	120	40	51
Total	107	93	214	112	209
Recoveries:
Commercial	2	-	-	3	-
Real estate
Mortgage	-	-	-	-	-
Home equity	16	-	-	5	-
Construction	-	-	-	-	-
Bank cards	9	3	6	5	6
Installment	51	107	37	41	26
Total	78	110	43	54	32
Net charge-offs	(29)	17	(171)	(58)	(177)
Provision charged to operations	-	203	415	410	440
Balance at end of period	$2,889	$2,918	$2,698	$2,454	$2,102
Ratio of net loan losses to average net loans outstanding:
Net charge-offs (recoveries)	$29	$(17)	$171	$58	$177
Average net loans	204,738	183,380	168,660	147,352	141,576
	0.01%	(0.01)%	0.10%	0.04%	0.13%
Ratio of allowance for loan losses to total loans net of unearned income:
Allowance for loan losses	$2,889	$2,918	$2,698	$2,454	$2,102
Total loans at period end	208,507	197,558	179,932	158,504	141,494
	1.39%	1.48%	1.50%	1.55%	1.49%
Ratio of allowance for loan losses to total non-performing loans:
Allowance for loan losses	$2,889	$2,918	$2,698	$2,454	$2,102
Non-performing loans	1,000	967	875	1,732	1,229
	288.82%	301.76%	308.34%	142.43%	171.03%

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

There was no provision for loan losses for the year ended December 31, 2006 versus $203,000 for the year ended December 31, 2005, and compared to $414,500 for the year 2004, $410,000 for the year 2003, and $440,000 for the year 2002. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each category of loans:

	At December 31,
	2006			2005			2004
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$609	21%	20%	$819	28%	18%	$921	34%	18%
Real estate-construction	1,115	39%	32%	1,016	35%	30%	608	23%	28%
Real estate-mortgage (1)	1,005	35%	43%	965	33%	46%	1,028	38%	47%
Installment (2)	160	5%	5%	118	4%	6%	141	5%	7%
	$2,889	100%	100%	$2,918	100%	100%	$2,698	100%	100%

	At December 31,
	2003			2002
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$581	24%	19%	$451	21%	19%
Real estate-construction	761	31%	21%	691	33%	21%
Real estate-mortgage (1)	946	38%	51%	792	38%	51%
Installment (2)	166	7%	9%	169	8%	9%
	$2,454	100%	100%	$2,103	100%	100%

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

For the year ended December 31, 2006, total investment securities were largely unchanged at $165.5 million or 37.8% of total assets, as compared to the prior year’s December 31, 2005 balance of $165.7 million. During the year 2006, the balance of total securities did not change materially as the $35.7 million growth in retail deposits was more than sufficient to fund the $10.9 million in loan growth, with the excess funding reflected as overnight federal funds sold of $30.2 million at December 31, 2006. Securities transactions in 2006 were limited to sales and purchases to enhance yields, and/or to shorten duration. During the year ended December 31, 2005, total securities decreased $3.4 million, or 2.0%, to $165.7 million, or 41.7% of total assets, principally due to the $17.6 million, or 9.8%, increase in loans. The Company, in the past, has increased its marketable securities holdings, if supported by solid deposit growth and/or borrowings, particularly when experiencing lower loan growth, in an effort to increase net interest income. It is anticipated that this practice will continue in the future.

The securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities so classified are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s recent purchases of securities have generally been limited to securities of investment grade credit quality with intermediate to long term maturities and many with optional call provisions.

The following table summarizes the book value of the Company’s securities held to maturity at the date indicated:

	Book Value at December 31,
	2006	2005	2004
	(Dollars in Thousands)

States and political subdivisions	$8,270	$8,478	$8,820

The following table summarizes the book value of the Company’s securities available for sale at the dates indicated.

	Book Value at December 31,
	2006	2005	2004
	(Dollars in Thousands)
U. S. government agencies and corporations	$81,443	$73,297	$74,479
Bank eligible preferred and equities	19,967	20,058	20,546
Mortgage-backed securities	9,310	9,774	8,335
Corporate and other debt	36,376	40,689	34,658
States and political subdivisions	12,678	16,336	21,354
	$159,774	$160,154	$159,372

The book value and average yield of the Company’s securities, including securities available for sale, at December 31, 2006 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cashflows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date. The Company’s investment in bank eligible government sponsored entities consists largely of FNMA, FHLMC, and SLMA fixed coupon exchange traded preferred stocks. As these securities have no fixed maturity date they are separately identified. Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages.

	States and Political Subdivisions(1)		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$ 675	6.09%	$ -	0.00%	$ -	0.00%
Due after one year through five years	4,080	6.18%	37	8.39%	10,050	4.36%
Due after five years through ten years	5,917	6.74%	409	5.80%	33,339	5.20%
Due after ten years	10,276	6.47%	8,864	4.47%	38,054	5.88%
Bank eligible preferred and equities	-	-	-	-	-	-
Total	$ 20,948	6.48%	$ 9,310	4.66%	$ 81,443	5.41%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$ 350	8.24%	$ 1,025	6.82%
Due after one year through five years	8,587	7.30%	22,754	5.80%
Due after five years through ten years	7,058	5.67%	46,723	5.47%
Due after ten years	20,381	7.07%	77,575	6.11%
Bank eligible preferred and equities	-	-	19,967	6.96%
Total	$ 36,376	6.86%	$ 168,044	6.00%

____________________

(1) Yield on tax-exempt obligations have been computed on a tax-equivalent basis.

As shown in the table above, approximately $1.0 million, or 0.7%, of the total portfolio will mature in one year or less while $22.8 million, or 15.4%, will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 6.00% for 2006, compared to 5.86% for 2005, and 5.99% for 2004. The book value of the entire portfolio exceeded its market value by approximately $2.3 million at December 31, 2006 compared to $2.7 million at December 31, 2005, and market value exceeded book value by approximately $1.2 million at December 31, 2004.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds is deposit accounts. The Company’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company’s deposits are provided by individuals and businesses generally located within the principal markets served.

As shown in the following table, average total deposits grew by 4.0% in 2006 and 6.0% in 2005. The average aggregate interest rate paid on deposits was 2.97% in 2006 compared to 2.26% in 2005 and 1.99% in 2004. The majority (58%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	For the Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate
	(Dollars in Thousands)
Non-interest bearing
demand deposits	$45,466	$ 0	0%	$42,749	$ 0	0%	$38,567	$ 0	0%
Interest bearing demand
deposits	55,101	1,051	1.91%	53,878	604	1.12%	51,821	409	0.79%
Savings deposits	39,937	591	1.48%	49,712	622	1.25%	51,328	641	1.25%
Time deposits	190,933	8,194	4.29%	172,340	5,965	3.46%	159,057	4,932	3.10%
Total	$331,437	$9,836	2.97%	$318,679	$7,191	2.26%	$300,773	$5,982	1.99%

The Company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2006:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$7,337
Three to six months	7,652
Six to twelve months	15,114
Over twelve months	34,536
$64,639

The Company had no short-term borrowings with an average balance outstanding of more than 30% of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position continues to exceed regulatory requirements. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in common equity accounts of consolidated subsidiaries, less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses and pre-tax net unrealized holding gains on certain equity securities. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Bank’s Tier 1 Capital ratio was 14.11% as of December 31, 2006 compared to 13.3% as of December 31, 2005, compared to 12.5% at December 31, 2004 and 12.8% at December 31, 2003. The Total Capital ratio was 15.06% at December 31, 2006, versus 14.3% at December 31, 2005, compared to 13.6% and 13.9% at December 31, 2004 and 2003, respectively. These ratios are in excess of the mandated minimum requirements of 4% and 8%, respectively. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2006, the Bank’s Leverage ratio was 10.02% compared to 9.6% at December 31, 2005 compared to 8.7% at December 31, 2004 and 8.3% at December 31, 2003. Each of these exceeds the required minimum leverage ratio of 4%. The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, recognized the need for additional capital to support further expansion or acquisitions and used the proceeds from the issuance of the $5 million capital trust preferred securities in December 2003 to increase the capital position of the Bank.

The following tables show risk based capital ratios and stockholders equity to total assets for the Company and its principal subsidiary, Central Virginia Bank:

	December 31,
	Regulatory Minimum	2006	2005	2004	2003

Consolidated
Tier 1 risk-based capital	4.0%	14.4%	13.5%	13.0%	11.6%
Total risk-based capital	8.0%	15.3%	14.5%	14.1%	14.9%
Leverage ratio	4.0%	10.7%	9.8%	9.0%	7.5%
Stockholders’ equity to total assets	N/A	8.5%	8.3%	8.3%	7.7%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	14.1%	13.3%	12.5%	12.8%
Total risk-based capital	8.0%	15.1%	14.3%	13.6%	13.9%
Leverage ratio	4.0%	10.0%	9.6%	8.7%	8.3%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by retaining earnings. Total stockholders’ equity increased by $4.18 million in 2006 principally due to earnings retention and a decrease in the unrealized securities losses, net of tax, reflected as accumulated other comprehensive income. In 2005 shareholders equity increased by $1.5 million again due to earnings retention while partially offset by an increase in the unrealized securities losses, net of tax, reflected as accumulated other comprehensive income. At year end 2004 capital increased by $3.0 million again primarily as the result of earnings retention and improvement in accumulated other comprehensive income. At year end 2003, capital increased by $3.8 million once again due to retention of earnings. The return on average equity in 2006 was 15.1% compared to 15.3% in 2005, 14.9% in 2004 and 14.7% in 2003. Total cash dividends of $1,689,562 were paid in 2006 representing 32.8% of net income, compared to $1,422,057 representing 28.7% of net income for 2005. Dividends represented 29.3% of net income for 2004 and 27.1% of net income for 2003. Book value per share was $15.33 at December 31, 2006 compared to $13.71 at December 31, 2005, and $13.21 at December 31, 2004.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2006, the Bank had $12.8 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds from correspondent banks, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. The Bank, over the past three years, has experienced 35% growth in deposits. During the same period, notwithstanding the $5 million long-term Capital Trust Preferred issue in December 2003, the Bank has increased its borrowings from $21.4 million at the beginning of 2003 to $35.1 million at the end of 2006.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2006, the Company had a positive 3 month and 12-month gap position. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes the Company’s interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2006:

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years or Nonsensitive	Total
EARNING ASSETS:
Federal funds sold	$ 30,242	$ -	$ -	$ -	$ 30,242
Securities available for sale	62,341	11,021	44,095	39,797	157,254
Securities held to maturity	1,757	1,267	3,420	1,826	8,270
Loans(1)	116,760	8,879	58,222	24,894	208,755
Total interest-earning assets	$ 211,100	$ 21,167	$ 105,737	$ 66,517	$ 404,521

FUNDING SOURCES
Deposits:
Interest bearing demands	$ -	$ 5,774	$ 5,774	$ 46,189	$ 57,737
Savings	-	30,995	3,875	3,875	38,745
Time deposits, $100,000 and over	7,337	22,766	34,536	-	64,639
Other time deposits	26,921	63,388	64,167	-	154,476
Federal funds purchased and securities
sold under repurchase agreements	65	-	-	-	65
FHLB term advances	15,000	5,000	15,000	-	35,000
Trust preferred securities	-	-	5,155	-	5,155
Total interest-bearing liabilities	$ 49,323	$ 127,923	$ 128,507	$ 50,064	$ 355,817
Period gap	$ 161,777	$ (106,756)	$ (22,770)	$ 16,453	$ 48,704
Cumulative gap	$ 161,777	$55,021	$32,251	$ 48,704
Ratio of cumulative gap to total earning assets	39.99%	13.60%	7.97%	12.04%

_____________

(1)	Of the amount of loans due after 12 months, $45.4 million had floating or adjustable rates of interest and $37.7 million had fixed rates of interest.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit and standby letters of credit which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 13 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. The Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Notes 8, 9 and 13 to the Consolidated Financial Statements.

Contractual Obligations

The following table presents the Company’s contractual obligations at December 31, 2006 and the scheduled payment amounts due at various intervals over the next five years and beyond.

Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(Dollars in Thousands)
Long-term debt obligations	$ 5,000	$ -	$ 5,000	$ -	$ -
FHLB advances(1)	35,000	-	5,000	5,000	25,000
Total	$ 40,000	$ -	$ 10,000	$ 5,000	$ 25,000

(1)

Federal Home Loan Bank advances generally all callable prior to the maturity date indicated above. If the advance is called, the advance can be, at the option of the Bank, converted to another advance with a different interest structure, while maintaining the same maturity date. See Note 7 in Notes to Consolidated Financial Statements.

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

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or repricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments in response to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. The asset and liability management committee at the Bank is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our board of directors reviews the guidelines established by the committee. Interest rate risk is monitored through the use of four complimentary modeling tools: static gap analysis, dynamic gap simulation modeling, earnings simulation modeling and economic value simulation (net present value estimation). Each of the three simulation models measure changes under a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on us. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis.

Earnings Simulation Analysis

We use simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model utilized by the Company calculates estimated earnings based on and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

The following table represents the interest rate sensitivity of our net interest income (net interest income at risk) on a 12-month horizon using different rate scenarios as of December 31, 2006. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2006 data.

Change in Yield Curve	Percentage Change in Net Interest Income	Dollar Change in Net Interest Income
		(Dollars in Thousands)
+300 basis points	11.7%	$1,911
+200 basis points	9.9%	1,609
+100 basis points	5.0%	813
Base	-	-
-100 basis points	-5.3%	-866
-200 basis points	-13.6%	-2,210
-300 basis points	-21.2%	-3,463

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

The following chart reflects the change in net market value of equity, (economic value of equity at risk), by using December 31, 2006 data, over different rate environments with a one-year horizon.

Change in Yield Curve	Percentage Change in Economic Value of Equity	Dollar Change in Economic Value of Equity
		(Dollars in Thousands)
+300 basis points	-4.5%	$-1,732
+200 basis points	-3.0%	-1,161
+100 basis points	-1.3%	-484
Base	-	-
-100 basis points	-7.4%	-2,861
-200 basis points	-11.6%	-4,486
-300 basis points	-16.5%	-6,355

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

Our asset-liability management committee reviews deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the Company’s overall interest sensitivity. The actions of the committee are reported to the board of directors regularly. The periodic monitoring of interest rate risk, investment and trading activity, deposit pricing, funding and liquidity, along with any other significant transactions are managed by the Chief Financial Officer of the Bank with input from other committee members.

The following table summarizes the Company’s dynamic gap model. The dynamic gap model attempts to forecast the cumulative difference between the maturity and repricing characteristics of interest sensitive assets and interest sensitive liabilities measured at various time intervals as well as under various interest rate scenarios

	Cumulative Gap as a Percentage of Assets
Change in Yield Curve	Time Horizon 0 – 30 Days	Time Horizon 0 – 180 Days	Time Horizon 0 – 365 Days

+300 basis points	17.8%	17.6%	9.7%
+200 basis points	17.9%	17.8%	9.9%
+100 basis points	17.9%	18.1%	10.2%
Base	18.2%	18.9%	11.1%
-100 basis points	23.1%	25.3%	19.4%
-200 basis points	24.1%	29.9%	22.9%
-300 basis points	24.5%	31.2%	24.4%

The table below lists the Company’s performance for the years ended December 31, 2006 and 2005 on a quarterly basis.

Summary of Financial Results by Quarter
	2006
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$7,144	$6,840	$6,680	$6,308
Interest expense	3,432	3,055	2,844	2,572
Net interest income	3,712	3,785	3,836	3,736
Provision for loan losses	-	-	-	-
Non-interest income	902	832	1,670	972
Non-interest expense	3,083	3,178	3,354	3,041
Income before applicable income taxes	1,531	1,439	2,152	1,667
Applicable income taxes	370	312	589	369
Net Income	$1,161	$1,127	$1,564	$1,298

Net income per share, basic	$0.48	$0.47	$0.65	$0.54
Net income per share, diluted	$0.48	$0.46	$0.64	$0.53

	2005
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$6,107	$5,888	$5,635	$5,389
Interest expense	2,338	2,216	2,106	1,957
Net interest income	3,769	3,672	3,529	3,432
Provision for loan losses	37	107	59	-
Non-interest income	924	802	705	685
Non-interest expense	2,908	2,757	2,735	2,555
Income before applicable income taxes	1,748	1,610	1,440	1,457
Applicable income taxes	428	374	277	326
Net Income	$1,320	$1,236	$1,163	$1,236

Net income per share, basic	$0.55	$0.52	$0.49	$0.52
Net income per share, diluted	$0.54	$0.51	$0.48	$0.51

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and independent auditors’ reports thereon are filed as a part of this report following Item 15:

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

The Company carried out its evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, they concluded that, as of the date of this evaluation, the Company’s disclosure controls are effective and adequate to ensure the clarity and material completeness of the Company’s disclosure in its periodic reports filed with or submitted to the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information set forth under the heading “ELECTION OF DIRECTORS” “Committees” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive 2007 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on May 22, 2007 (the “2007 Proxy Statement”) is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information set forth under the heading “REMUNERATION” (except for the information set forth under the heading “Compensation Committee Report on Executive Compensation”) of the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “Equity Compensation Plan Information” of the 2007 Proxy Statement are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Information set forth under the heading “Certain Transactions” of the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the heading “Fees of Independent Public Accountants” and “Pre-Approved Services” of the 2007 Proxy Statement is hereby incorporated by reference.

                                                                                         PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following documents are filed herewith or incorporated herein by reference as Exhibits:

3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
3.2	Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
23.2	Consent of Mitchell, Wiggins & Company, LLP (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2006

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

April 12, 2007

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2004 of Central Virginia Bankshares, Inc., and subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc., and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mitchell, Wiggins & Company LLP

Richmond, Virginia

February 2, 2005

CENTRAL VIRGINIA BANKSHARES, INC
CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS

Cash and due from banks	$9,563,381	$9,628,534
Federal funds sold	30,242,000	-
	39,805,381	9,628,534

Securities available for sale at fair value	157,253,773	157,180,730
Securities held to maturity at amortized cost (fair value 2006 $8,450,928; 2005 $8,708,861)	8,269,965	8,477,514
Total securities	165,523,738	165,658,244
Mortgage loans held for sale	192,400	909,800
Loans:
Commercial	40,683,336	36,149,812
Real Estate:
Mortgage	78,986,039	81,076,810
Home equity	10,795,899	8,871,923
Construction	68,204,002	60,004,708
Bank cards	893,973	945,432
Installment	8,999,540	10,598,303
Less unearned income	(55,593)	(88,762)
Loans, net of unearned discount	208,507,196	197,558,226
Allowance for loan losses	(2,889,496)	(2,917,670)
Loans, net	205,617,700	194,640,556
Bank premises and equipment, net	10,591,743	10,899,744
Accrued interest receivable	2,685,888	2,642,043
Other assets	13,118,380	12,993,799

	$437,535,230	$397,372,720

See Notes to Consolidated Financial Statements.

December 31,	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing demand deposits	$42,396,257	$44,572,283
Interest bearing demand deposits, MMDA, and NOW accounts	57,737,121	57,484,662
Savings deposits	38,745,115	44,842,730
Time deposits:
$100,000 and over	64,638,800	43,380,423
Other	154,476,186	121,871,237
	357,993,479	322,228,948
Federal funds purchased and securities sold
under repurchase agreements	64,500	4,690,000
FHLB borrowings	35,000,000	30,500,000
Capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	628,941	517,117
Other liabilities	1,607,364	1,372,684
	400,449,284	364,463,749

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $1.25 par value; 6,000,000 shares
authorized, 2,419,293 and 2,285,618 shares issued and outstanding in 2006 and 2005, respectively	3,024,117	2,857,023
Surplus	14,329,239	10,898,720
Retained earnings	21,396,176	21,116,104
Accumulated other comprehensive income (loss), net	(1,663,586)	(1,962,876)
	37,085,946	32,908,971

	$437,535,230	$397,372,720

Central Virginia Bankshares, Inc
Consolidated Statements of Income

Years Ended December 31,	2006	2005	2004

Interest income:
Interest and fees on loans	$17,283,586	$13,609,704	$11,122,815
Interest on securities and federal funds sold:
U.S. Treasury securities	5,369	-	37,286
U.S. government agencies and corporations	4,488,877	4,108,892	3,918,091
States and political subdivisions	1,052,826	1,440,620	1,576,759
Corporate and other	3,846,148	3,787,502	3,624,233
Federal funds sold	295,545	72,341	38,260
	9,688,765	9,409,355	9,194,629
	26,972,351	23,019,059	20,317,444

Interest expense:
Interest on deposits	9,836,260	7,190,999	5,982,163
Interest on borrowings:
Federal funds purchased and securities sold
under repurchase agreements	183,964	95,914	42,313
FHLB borrowings	1,479,631	1,018,382	996,369
Capital trust preferred securities	402,867	311,531	219,102
	2,066,462	1,425,827	1,257,784
	11,902,722	8,616,826	7,239,947
Net interest income	15,069,629	14,402,233	13,077,497

Provision for loan losses	-	203,000	414,500
Net interest income after provision for loan losses	15,069,629	14,199,233	12,662,997

Non-interest income
Deposit fees and charges	1,863,372	1,227,076	1,083,151
Bank card fees	412,724	362,901	302,519
Increase in cash surrender value of life insurance	211,390	280,607	264,454
Secondary mortgage market loan fees	260,946	241,980	238,199
Investment and insurance commissions	325,156	284,772	410,206
Net realized gains on sale of securities available for sale	181,481	380,852	310,391
Net realized gains on sale of assets	757,416	-	-
Other	363,543	337,809	163,574
	4,376,028	3,115,997	2,772,494

(Continued)

Years Ended December 31,	2006	2005	2004
Non-interest expenses:
Salaries and wages	5,347,638	4,595,603	4,244,234
Pensions and other employee benefits	1,792,745	1,681,245	1,460,283
Occupancy expense	660,897	550,739	457,624
Equipment depreciation	732,157	679,498	640,268
Equipment repairs and maintenance	374,110	323,125	284,868
Advertising and public relations	372,228	259,094	232,657
Federal insurance premiums	40,567	42,140	43,871
Office supplies, telephone, and postage	566,588	599,030	569,529
Taxes and licenses	261,640	268,672	231,233
Legal and professional fees	267,395	199,723	174,092
Consulting fees	305,163	281,912	272,136
Other operating expenses	1,935,384	1,474,122	1,364,410
	12,656,512	10,954,903	9,975,205
Income before income taxes	6,789,145	6,360,327	5,460,286

Income taxes	1,639,143	1,405,159	1,071,387

Net income	$5,150,002	$4,955,168	$4,388,899

Basic earnings per share	$2.14	$2.08	$1.86
Diluted earnings per share	$2.11	$2.04	$1.83

See Notes to Consolidated Financial Statements.

Central Virginia Bankshares, Inc
Consolidated Statements of Stockholders Equity
				Accumulated
				Other
				Comprehensive
	Common		Retained	Income	Comprehensive
Years Ended December 31, 2006, 2005 and 2004	Stock	Surplus	Earnings	(Loss), Net	Income	Total

Balance, December 31, 2003	$2,641,593	$6,886,930	$17,393,695	$1,420,520	$ -	$24,342,738
Comprehensive income:
Net income	-	-	4,388,899	-	4,388,899	4,388,899
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period,
net of deferred income taxes of $346,257	-	-	-	(665,846)	(665,846)	(665,846)
Less reclassification adjustment for gains
on securities available for sale included in net income, net of deferred income
taxes of $109,361	-	-	-	(201,029)	(201,029)	(201,029)

Total comprehensive income					$3,522,025

Issuance of common stock:
33,149 shares pursuant to exercise of stock options	41,435	370,808	-	-	-	412,243
Income tax benefit of deduction for tax purposes attributable to exercise of
stock options	-	165,376	-	-	-	165,376
106,431 shares pursuant to a 5% stock dividend	133,039	2,769,334	(2,902,373)	-	-	-
8,862 shares pursuant to dividend reinvestment plan	11,078	335,714	-	-	-	235,792
Payment for 386 fractional shares of common stock	-	-	(10,540)	-	-	(10,540)
Cash dividends declared, $.58 per share	-	-	(1,286,688)	-	-	(1,286,688)
Balance, December 31, 2004	2,827,145	10,417,162	17,582,993	553,646		31,380,946
Comprehensive income:
Net income	-	-	4,955,168	-	4,955,168	4,955,168
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes
of $1,170,861	-	-	-	(2,268,582)	(2,268,582)	(2,268,582)
Less reclassification adjustment for gains on
securities available for sale included in net income, net of deferred income taxes of
$132,912	-	-	-	(247,940)	(247,940)	(247,940)

Total comprehensive income					$2,438,646	-

(Continued)

				Accumulated
				Other
				Comprehensive
	Common		Retained	Income	Comprehensive
Years Ended December 31, 2006, 2005 and 2004	Stock	Surplus	Earnings	(Loss), Net	Income	Total
Issuance of common stock:
14,466 shares pursuant to exercise of stock options	18,084	161,815	-	-	-	179,899
Income tax benefit of deduction for tax purposes attributable to exercise of
stock options	-	165,376	-	-	-	165,376
9,434 shares pursuant to dividend reinvestment plan	11,794	252,863	-	-	-	264,657
Cash dividends declared, $.625 per share	-	-	(1,422,057)	-	-	(1,422,057)
Balance, December 31, 2005	2,857,023	10,898,720	21,116,104	(1,962,876)	-	32,908,971

Comprehensive income:
Net income			5,150,002		5,150,002	5,150,002
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes
of $215,700				419,067	419,067	419,067
Less reclassification adjustment for gains on						-
securities available for sale included in net income net of deferred income taxes
of $61,704				(119,777)	(119,777)	(119,777)
Total comprehensive income					$5,449,292

Issuance of common stock:						-
9,407 shares pursuant to exercise of stock options	11,758	97,854	-	-	-	109,612
Income tax benefit of deduction for tax purposes attributable to exercise of
stock options	-	42,196	-	-	-	42,196
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)	-	-	-
10,049 shares pursuant to dividend reinvestment plan	12,562	259,097	-	-	-	271,659
Payment for 223 fractional shares of common stock	-	-	(6,222)	-	-	(6,222)
Cash dividends declared, $.71 per share	-	-	(1,689,562)	-		(1,689,562)
Balance, December 31, 2006	$3,024,117	$14,329,239	$21,396,176	$(1,663,586)		$37,085,946

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005	2004

Cash Flows from Operating Activities
Net Income	$5,150,002	$4,955,168	$4,388,899
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	933,505	830,973	753,596
Amortization	37,177	37,177	37,177
Deferred income taxes	(60,128)	(38,342)	(55,164)
Provision for loan losses	-	203,000	414,500
Amortization and accretion on securities	46,016	150,940	223,748
(Gain) loss on valuation of swap agreement	23,962	(126,255)	(39,611)
Realized gain on sales of securities available for sale	(181,481)	(380,852)	(310,391)
(Gain) loss on disposal of premises and equipment	(757,416)	-	215
Loss on sale of foreclosed real estate	-	-	1,380
Increase in cash value, life insurance	(212,870)	(282,087)	(265,934)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	717,400	356,375	(501,775)
Accrued interest receivable	(43,845)	(344,632)	145,671
Other assets	207,674	546,768	(99,723)
Increase in liabilities
Accrued interest payable	111,824	100,648	11,560
Other liabilities	234,680	404,755	257,775
Net cash provided by operating activities	6,206,500	6,411,636	4,961,923

Cash Flows From Investing Activities
Proceeds from calls and maturities of securities held to maturity	205,400	204,000	2,327,420
Proceeds from calls and maturities of securities available for sale	7,775,891	13,215,000	32,777,425
Proceeds from sales of securities available for sale	11,418,118	33,605,230	22,569,079
Purchase of securities available for sale	(18,676,148)	(47,233,816)	(50,960,198)
Net increase in loans made to customers	(10,977,144)	(17,610,001)	(21,598,132)
Proceeds from sale of assets	879,648	-	-
Net purchases of premises and equipment	(687,886)	(3,596,572)	(2,189,349)
Proceeds from sale of foreclosed real estate	-	-	95,620
Acquisition of other assets	(292,050)	(27,800)	(1,210,020)
Net cash (used in) investing activities	(10,354,171)	(21,443,761)	(18,188,155)

(Continued)

Years Ended December 31,	2006	2005	2004

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, MMDA, NOW, and savings accounts	(8,021,182)	(1,971,881)	5,197,152
Net increase in time deposits	43,785,713	14,253,860	4,029,303
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	(4,625,500)	3,693,000	(3,217,000)
Net proceeds on FHLB borrowings	4,500,000	-	4,500,000
Net proceeds from issuance of common stock	381,271	444,556	648,035
Payment for fractional shares of common stock	(6,222)	-	(10,540)
Dividends paid	(1,689,562)	(1,422,057)	(1,286,688)
Net cash provided by financing activities	34,324,518	14,997,478	9,860,262
Increase (decrease) in cash and cash equivalents	30,176,847	(34,647)	(3,365,970)
Cash and cash equivalents, beginning	9,628,534	9,663,181	13,029,151
Cash and cash equivalents, ending	$39,805,381	$9,628,534	$9,663,181
Supplemental Disclosures of Cash Flow Information
Interest Paid	$11,790,898	$8,529,345	$7,333,888
Income taxes paid	1,723,676	1,041,440	1,202,187
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	453,285	(3,820,295)	(1,322,493)

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Restatement of Prior Years: The consolidated financial statements for the years ended 2005 and 2004 have been restated to remove the effect of hedge accounting for the Company’s interest rate swap on its trust preferred securities issued in December 2003. The Company has determined, following the review and analysis of SFAS 133, that the application of the shortcut method of accounting is only permissible in cases where all of the relevant terms of the hedged instrument are mirrored in the corresponding hedge. The interest payment deferral option in the Company’s trust preferred securities was not mirrored in the interest rate swap, as well as shortcut accounting only being permitted for put and call options that are mirrored in the hedged item and the swap. Therefore, the transaction did not meet all the requirements of SFAS 133, paragraph 68. Accordingly, the Company has removed the effect of hedge accounting from its prior year’s financial statements, and made the appropriate adjustments in its December 31, 2006 financials. The Company has conducted an analysis and evaluation of the impact of this misstatement and has concluded the impact of the adjustments to be immaterial, and has made all the appropriate adjustments to the prior periods presented herein.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at December 31, 2006. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

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

The Bank maintains cash accounts with other commercial banks. The amount of these deposits at December 31, 2006 exceeded the insurance limit of the FDIC by $1,516,811. The Bank has not experienced any losses in such accounts.

The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $3,840,000 and $3,968,000 at December 31, 2006 and 2005, respectively.

Securities: Securities are classified as held to maturity when management has the intent and the Bank has the ability at the time of purchase to hold them until maturity or on a long-term basis. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Sales of these securities are generally not permitted, however if a sale occurs, gains and losses on the sale of such securities are determined by the specific identification method.

Securities to be held for indefinite periods of time, which may be to maturity or which may be sold as needs arise, are classified as available for sale and accounted for at market value on an individual basis. These include securities used as part of the Company’s asset/liability management strategy and may be sold in response to changes in the Bank’s liquidity requirements due to increases in loan demand, changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, a component of stockholders’ equity, net of the related deferred tax effect. Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Company held no trading securities during the years ended December 31, 2006, 2005, and 2004.

Significant declines for extended periods of time in the fair value of individual securities classified as either held to maturity or available for sale below their amortized cost are evaluated quarterly by the Company to ascertain if the impairment is other than temporary. Should the conclusion be the impairment is other than temporary the securities carrying value will be adjusted down to their fair value with the resulting write-downs included in current earnings as realized losses.

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

Loans: Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related yield. The Bank is amortizing these amounts over the average contractual life.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

A loan is considered delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

Foreclosed real estate: Foreclosed real estate represents properties acquired through foreclosure or other proceedings. Foreclosed real estate is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. At December 31, 2006 and 2005, there was no foreclosed real estate.

Public relations and marketing costs: Public relations and marketing cost are generally expensed over the period of the promotion for which a marketing campaign occurs.

Intangible assets: Intangible assets, which for the Bank are the cost of acquired customer accounts, are amortized on a straight-line basis over the expected periods of benefit.

Income taxes: The provision for income taxes relates to items of revenue and expenses recognized for financial accounting purposes. The actual current liability may be more or less than the charge against earnings due to the effect of deferred income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Recent accounting pronouncements:

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company has evaluated SAB 108 and anticipates it will have no material impact on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not have a defined benefit pension plan or other post retirement plan; therefore, the standard will not have an impact on the Company’s consolidated financial statements.

In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe there will be any material impact from the adoption of this pronouncement

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical

Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions.

•	Dividend yield – calculated as the ratio of historical dividends paid per share of common stock to the stock prices on the date of grant;
•	Expected life (term of the option) – based on the average of the contractual life and vesting schedule for the respective option;
•	Expected volatility – based on the monthly historical volatility of the Company’s stock price over the expected life of the options;
•	Risk-free interest rate – based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

Under APB Opinion 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. For the year ended December 31, 2006, the Company recognized no stock-based compensation expense in accordance with SFAS No. 123R. The following table details the effect on net income and earnings per share had the stock-based compensation expense for stock awards been recorded in periods prior to 2006 based on the fair-value method under SFAS No. 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

	2005	2004
Net income, as reported	$4,955,168	$4,388,899

Deduct: stock-based compensation determined under fair value method for all awards, net of related tax effects	-	(59,596)
Pro Forma net income	$4,955,168	$4,329,303

Earnings per share:
Basic - as reported	$2.08	$1.86
Basic – pro forma	$2.08	$1.84
Diluted – as reported	$2.04	$1.83
Diluted – pro forma	$2.04	$1.80

For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2004: dividend yield of 2.18%, expected volatility of 20%, risk-free interest rate of 3.6%, and an expected option life of 9.5 years. The fair value of each option granted in 2004 was $5.93. There were no options granted in 2005 or 2006.

The Company has elected to adopt the modified prospective method that requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS no. 123R.

SFAS 123R requires the company to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period of vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

Derivative financial instruments: All derivatives are recognized on the balance sheet at their fair value as an asset or liability. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability i.e., “cash flow” hedge. Changes in the fair value of a derivative whose terms mirror all aspects of the hedged instrument, and that has been determined to have no ineffectiveness, and that is designated and qualifies as, a cash-flow hedge are recorded in other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

comprehensive income. Earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

At December 31, 2006 and 2005, the Company’s only derivative financial instrument consisted of a $5,000,000 notional interest-rate swap agreement used to effectively convert the Company’s $5,000,000 floating-rate trust preferred debt incurred in 2003, from a variable rate to fixed rate. The Company has subsequently determined that the terms of the hedged instrument were not mirrored in the swap, as required by SFAS 133. Accordingly, the Company has removed hedge accounting treatment retrospectively to the inception of the swap. The impact of this correction is not material to the Company’s consolidated financial statements.

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. government agencies
and corporations	$81,442,551	$33,928	$(1,554,741)	$79,921,738
Bank eligible preferred and
equities	19,967,296	117,233	(1,087,111)	18,997,418
Mortgage-backed securities	9,310,083	8,153	(180,986)	9,137,250
Corporate and other debt	36,375,834	470,920	(384,815)	36,461,939
States and political subdivisions	12,678,070	121,854	(64,496)	12,735,428
	$159,773,834	$752,088	$(3,272,149)	$157,253,773

	December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. government agencies
and corporations	$73,296,994	$15,439	$(1,600,570)	$71,711,863
Bank eligible preferred and
equities	20,058,273	33,026	(1,286,223)	18,805,076
Mortgage-backed securities	9,773,516	12,556	(254,594)	9,531,778
Corporate and other debt	40,689,432	919,464	(797,303)	40,811,593
States and political subdivisions	16,335,861	160,547	(175,988)	16,320,420
	$160,154,076	$1,141,032	$(4,114,378)	$157,180,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2006 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. Additionally, many of the U. S. government agency securities held have one-time, semiannual, quarterly, or continuous call provisions that allow the agency to redeem the debt substantially in advance of the contractual maturity.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$ 349,829	$ 350,367
Due after one year through five years	20,371,976	20,405,502
Due after five years through ten years	43,147,612	42,603,296
Due after ten years	66,627,038	65,759,940
Bank eligible preferred and equities	19,967,296	18,997,418
Mortgage-backed securities	9,310,083	9,137,250
	$ 159,773,834	$ 157,253,773

Gross gains of $222,726, $659,045 and $337,474 were realized on sales and redemptions of securities available for sale in 2006, 2005 and 2004, respectively. Gross losses of $41,245, $278,193 and $27,083 were realized on the sale of securities available for sale in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

Securities with unrealized losses were as follows:

	December 31, 2006
	Less than Twelve Months		Twelve Months or Longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies
and corporations	$11,988,050	$(212,381)	$55,964,451	$(1,342,360)	$67,952,501	$(1,554,741)
Bank eligible preferred and
equities	6,035,250	(272,761)	9,120,900	(814,350)	15,156,150	(1,087,111)
Mortgage-backed securities	-	-	7,723,163	(180,986)	7,723,163	(180,986)
Corporate and other debt	1,021,774	(5,937)	16,182,060	(378,878)	17,203,834	(384,815)
States and political
subdivisions	887,079	(26,018)	3,712,284	(38,478)	4,599,363	(64,496)
	$19,932,153	$(517,097)	$92,702,858	$(2,755,052)	$112,635,011	$(3,272,149)

	December 31, 2005
	Less than Twelve Months		Twelve Months or Longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government agencies
and corporations	$50,092,891	$(1,028,342)	$13,524,990	$(572,228)	$63,617,881	$(1,600,570)
Bank eligible preferred and
equities	8,424,250	(169,473)	9,708,500	(1,116,750)	18,132,750	(1,286,223)
Mortgage-backed securities	3,391,018	(76,529)	5,466,424	(177,765)	8,857,442	(254,294)
Corporate and other debt	12,869,280	(505,783)	5,927,921	(291,520)	18,797,201	(797,303)
States and political
subdivisions	3,264,330	(26,404)	4,029,599	(149,584)	7,293,929	(175,988)
	$78,041,769	$(1,806,531)	$38,657,434	$(2,307,847)	$116,699,203	$(4,114,378)

Changes in market interest rates and changes in credit spreads will result in temporary impairment or unrealized losses as the market value of securities will fluctuate in response to these market factors. The majority of the December 31, 2006 gross unrealized losses, $2,755,052 out of total unrealized losses of $3,272,149, have been in a loss position for more than 12 months. This impairment is considered temporary, as it is due primarily to increases in market interest rates on fixed rate securities purchased in prior years. The Company has both the intent and ability to hold these securities until such time as their market value recovers; additionally the Company is a long term investor and as such, is prepared and able to hold securities for indefinite periods of time. The $2,755,052 in unrealized losses which have been in a loss position for more than twelve months are primarily fixed rate bonds and fixed rate bank eligible preferred securities issued by FNMA and FHLMC. The primary relevant factor in the Company’s evaluation to determine if the impairment is other than temporary, is the relationship of current market interest rates as compared to the fixed coupon rate of the securities. There was very little weight given to credit risk as the issuers are either AA- or AAA. In conducting this analysis, the Company determines if the overall evidence suggests that it can recover substantially all of its basis in the securities within a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

reasonable period of time. If this determination is affirmative, the impairment is considered temporary. In this instance, the reason for the fair value impairment loss is that the fixed dividend rates on these securities are lower than the current rates. The Company has determined that there was no other than temporary impairment associated with the above securities at December 31, 2006 and 2005.

Carrying amounts and approximate market values of securities being held to maturity are as follows:

December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 8,269,965	$ 180,963	$ -	$ 8,450,928

December 31, 2005
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
States and political subdivisions	$ 8,477,514	$ 231,347	$ -	$ 8,708,861

The amortized cost and approximate market value of securities being held to maturity at December 31, 2006, by contractual maturity, are shown below.

		Approximate
	Amortized	Market
	Cost	Value
Due in one year or less	$ 674,871	$ 675,722
Due after one year through five years	2,345,341	2,369,096
Due after five years through ten years	3,166,369	3,248,234
Due after ten years	2,083,384	2,157,876
	$ 8,269,965	$ 8,450,928

Securities with an amortized cost of $11,121,865 and $11,115,282 and a market value of $10,989,407 and $10,984,868 at December 31, 2006 and 2005, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2006	2005
Commercial	$ 40,683,336	$ 36,149,812
Real estate:
Mortgage	78,986,039	81,076,810
Home equity	10,795,899	8,871,923
Construction	68,204,002	60,004,708
Bank cards	893,973	945,432
Installment	8,999,540	10,598,303
	208,562,789	197,646,988
Less unearned discount	(55,593)	(88,762)
	208,507,196	197,558,226
Allowance for loan losses	(2,889,496)	(2,917,670)
Loans, net	$ 205,617,700	$ 194,640,556

At December 31, 2006 and 2005, overdraft demand deposit accounts totaling $150,112 and $87,576, respectively, were reclassified as loans.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, beginning	$ 2,917,670	$ 2,698,622	$ 2,454,443
Provision charged to operations	-	203,000	414,500
Loans charged off	(107,442)	(93,702)	(213,796)
Recoveries	79,268	109,750	43,475
Balance, ending	$ 2,889,496	$ 2,917,670	$ 2,698,622

The Bank had no impaired loans at December 31, 2006, 2005 and 2004. Non-accruing loans (principally installment, commercial, and mortgage loans) totaled $736,509, $719,915, and $270,546 at December 31, 2006, 2005 and 2004, respectively, which had the effect of reducing net income $60,578, $29,141 and $12,189 for the years then ended, respectively. Loans past due ninety days or more and still accruing interest amounted to $263,931, $247,161, and $604,783 at December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

	December 31,
	2006	2005
Land	$ 1,958,738	$ 1,971,238
Buildings and improvements	7,291,882	7,574,211
Furniture and equipment	9,122,506	8,761,449
	18,373,126	18,306,898
Less accumulated depreciation	7,781,383	7,407,154
	$ 10,591,743	$ 10,899,744

Note 5. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of approximately $15,975,810 maintained on certain of its officers and directors. The earnings from these policies are used to offset increases in employee benefit costs. The cash surrender value of these policies of $6,051,549 and $5,840,159 at December 31, 2006 and 2005, respectively, is included in other assets on the accompanying consolidated balance sheets.

Note 6. Maturities of Time Deposits

The scheduled maturities of time deposits at December 31, 2006, are as follows:

December 31
2007	$ 120,511,650
2008	25,421,478
2009	31,981,577
2010	18,509,036
2011	22,691,245
$ 219,114,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $27.29 million. The borrowings at December 31, 2006 and 2005, consist of the following:

	2006	2005
Interest payable quarterly at a fixed rate
of 4.45%, principal due and payable
on January 5, 2011, callable quarterly
beginning January 7, 2002	$ -	$ 5,000,000
Interest payable quarterly at a fixed rate
of 4.03%, principal due and payable
on March 8, 2011, callable quarterly
beginning September 10, 2001	-	5,000,000
Interest payable quarterly at a fixed rate
of 2.99%, principal due and payable
on March 17, 2014, callable only on
March 17,2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate
of 3.71%, principal due and payable
on November 14, 2013, callable only on
November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly
to three-month LIBOR plus two
basis points, currently 4.47688%, principal
due and payable on December 8, 2006	-	1,000,000
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FHLB Borrowings (Continued)

Interest payable quarterly at a fixed rate of
4.57%, principal due an payable on
June 29, 2016, callable quarterly
beginning September 29, 2006	5,000,000	-
Interest payable quarterly at a fixed rate of
5.24%, principal due and payable on
June 29, 2011, callable only on
June 30, 2008	5,000,000	-
Interest payable quarterly at a fixed rate of
5.08%, principal due and payable on
June 29, 2009, callable quarterly
beginning September, 29, 2006	5,000,000	-
Interest payable quarterly at a fixed rate of
4.315%, principal due and payable on
August 22, 2016, callable quarterly
beginning August 22, 2007	5,000,000	-
	$ 35,000,000	$ 30,500,000

The contractual maturities of FHLB advances as of December 31, 2006 are as follows (dollars in thousands):

Due in 2009	$5,000
Due in 2011	5,000
Due in 2012	5,000
Due in 2013	5,000
Due in 2014	5,000
Due in 2016	10,000
$35,000

Note 8. Long-Term Debt, Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares, Inc. Statutory Trust I (Trust). The Trust holds approximately $5.2 million in floating rate junior subordinated debentures due December 17, 2033, issued by the Company on December 17, 2003. Distributions on the $5.0 million in Preferred Securities are payable quarterly at an annual rate of three-month LIBOR plus 2.85% (8.21% at December 31, 2006). However, the Company has the option to defer distributions for up to five years. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Tax Matters

The Corporation and the Bank file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2006, 2005, and 2004, are as follows:

	2006	2005	2004
Currently payable	$ 1,699,271	$ 1,443,501	$ 1,126,551
Deferred provision	(60,128)	(38,342)	(55,164)
	$ 1,639,143	$ 1,405,159	$ 1,071,387

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2006	2005	2004
Computed “expected” tax expense	$ 2,308,309	$ 2,162,511	$ 1,856,497
Tax-exempt interest	(227,803)	(297,606)	(325,969)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	29,168	29,198	25,504
Dividends received deduction	(257,229)	(260,861)	(265,132)
Increase in cash value of life insurance	(40,165)	(53,315)	(50,246)
Tax credits from limited partnership
investment	(159,355)	(159,355)	(159,355)
Other	(13,782)	(15,413)	(9,912)
	$ 1,639,143	$ 1,405,159	$ 1,071,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Tax Matters (Continued)

The components of the net deferred tax asset included in other assets are as follows at December 31:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$ 925,191	$ 934,771
Less valuation allowance	(231,298)	(233,693)
	693,893	701,078
Unrealized loss on securities
available for sale	856,475	1,010,472
Devaluation reserve on foreclosed property
and other assets	-	26,020
Passive loss carryover	11,781	-
Net deferred loan fees	79,840	83,149
Accrued professional fees	18,138	11,730
Accrued supplemental retirement expense	330,907	222,616
Reserve for uncollectible late charges	2,980	5,910
Interest income on nonaccrual loans	9,276	6,214
	2,003,290	2,067,189

Deferred tax liabilities:
Property and equipment	255,083	255,394
Gain on interest rate swap agreement	53,867	62,963
Cumulative increase in cash surrender value	200,925	169,217
Limited partnership investment	-	12,040
Securities	102,350	82,641
	612,225	582,255

Net deferred tax asset	$ 1,391,065	$ 1,484,934

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Defined Contribution Plan

The Bank provides a qualified defined contribution plan for all eligible full-time and part-time employees. The plan is governed by ERISA and the plan document. The plan is administered through the Virginia Bankers Association Benefits Corporation and may be amended or terminated by the Board of Directors at any time. The defined contribution plan is comprised of two components, Profit-Sharing and the 401K. Once eligible and participating, employees are 100 percent vested in all employer and employee contributions.

Profit-Sharing: This portion of the plan is discretionary and is based on the profitability of the Company on an annual basis. The Board of Directors approves the Company’s profit-sharing percentage contribution annually. The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. Contributions for 2006, 2005, and 2004 represented 6.0 percent, 9.0 percent, and 8.25 percent, respectively of all participants’ eligible wages.

401K: This portion of the plan provides for employee contributions of a portion of their eligible wages on a pre-tax basis subject to statutory limitations. The Bank provides a matching contribution of $1.00 for every $1.00 the participant contributes up to 3 percent of the participant’s eligible wages and $.50 for every $1.00 contributed of the next 2 percent of their eligible wages.

The total contributions to both of the above plans for the years ended December 31, 2006, 2005, and 2004, were $399,936, $472,632, and $390,736, respectively.

Note 11. Supplemental Executive Retirement Agreements

During the year ended December 31, 2002, the Bank established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit arrangement for selected executive and senior officers of the Bank as designated by the Board of Directors. The participants in the SERP include the four executive officers as well as six other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual award equal to 25 percent of the participant’s final compensation, payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retirement beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and the requirements necessary to receive a supplemental benefit under the SERP have otherwise been met, the benefit shall be paid to the participant or the surviving spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control. The Company calculates the adequacy of the total accrued SERP liability as well as the annual expense to be recorded each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Supplemental Executive Retirement Agreement (Continued)

The accrued liability payable at December 31, 2006 and 2005 totaled $973,255 and $645,753, respectively. The Company’s expense related to the plan was $318,502, $209,722 and $167,753 for 2006, 2005 and 2004, respectively.

Note 12. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2006 and 2005 is as follows:

	2006	2005
Commitments to extend credit	$80,319,867	$86,948,980
Standby letters of credit	2,087,066	2,989,249
	$82,406,933	$89,938,229

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

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities at December 31, 2006, was approximately $120,328,421 with $85,328,421 available to borrow.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

The Company’s subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties were as follows:

	Years Ended December 31,
	2006	2005
Balance, beginning	$ 4,236,497	$ 3,774,104
New loans	855,139	1,358,687
Repayments	(673,030)	(896,294)
Balance, ending	$ 4,418,606	$ 4,236,497

Note 14. Stock Dividend

On June 15, 2006, the Company issued 114,219 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of May 31, 2006. As a result of the stock dividend, common stock was increased by $142,774, surplus was increased by $3,031,372, and retained earnings was decreased by $3,174,146. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect this stock dividend.

Note 15. Incentive Stock Option Plan

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 324,949 shares of common stock of which 157,628 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. All shares reported have been restated for the 5% stock dividend in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Incentive Stock Option Plan (Continued)

The following table presents a summary of options under the Plan at December 31:

	December 31
	2006
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	73,646	$14.40
Granted	-	-
Exercised	(9,407)	11.59
Forfeited	(1,894)	19.29
Outstanding at end of year	65,969	13.87	$800,510
Options exercisable at year-end	65,969	13.87	$800,510
Weighted-average fair value of options granted during the year	$ -

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options (in thousands) outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.89- $26.04	65,969	3.32 years	$13.87	65,969	$13.87

Options exercisable at December 31, 2006, 2005 and 2004, were 65,969, 73,646 and 90,285, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	2006	2005	2004
Income available to common stockholders
used in basic EPS	$ 5,150,002	$ 4,955,168	$ 4,388,899

Weighted average number of common
shares used in basic EPS	2,406,768	2,387,711	2,355,703

Effect of dilutive securities:
Stock options	37,471	41,622	48,848

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,444,239	2,429,333	2,404,551

All shares reported have been restated for the 5% stock dividend in 2006.

Note 17. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2006, that the Company and subsidiary meet all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Regulatory Matters (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 46,498	15.34%	$ 24,244	8.00%	N/A
Central Virginia Bank	45,568	15.06%	24,203	8.00%	$ 30,253	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	43,609	14.39%	12,122	4.00%	N/A
Central Virginia Bank	42,679	14.11%	12,101	4.00%	18,152	6.00%

Tier I Capital (to Average Assets)
Consolidated	43,609	10.65%	16,383	4.00%	N/A
Central Virginia Bank	42,679	10.02%	17,040	4.00%	21,300	5.00%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 41,800	14.51%	$ 23,054	8.00%	N/A
Central Virginia Bank	41,058	14.28%	22,996	8.00%	$ 28,744	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	38,882	13.49%	11,527	4.00%	N/A
Central Virginia Bank	38,140	13.27%	11,498	4.00%	17,247	6.00%

Tier I Capital (to Average Assets)
Consolidated	38,882	9.81%	15,859	4.00%	N/A
Central Virginia Bank	38,140	9.64%	15,824	4.00%	19,780	5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $12,893,514 or 34.8% of shareholders’ equity in 2006 without regulatory approval.

Note 18. Fair Value of Financial Instruments

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company and subsidiary.

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

FHLB borrowings: The carrying amounts of FHLB borrowings approximate their fair values.

Capital trust preferred securities: The carrying amount of the capital trust preferred securities approximates their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Company and subsidiary’s financial assets and liabilities at December 31, 2006 and 2005:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$9,563,381	$9,563,381	$9,628,534	$9,628,534
Federal funds sold	30,242,000	30,242,000	-	-
Securities available for sale	157,253,773	157,253,773	157,180,730	157,180,730
Securities held to maturity	8,269,965	8,450,928	8,477,514	8,708,861
Mortgage loans held for sale	192,400	192,400	909,800	909,800
Loans, net	205,617,700	209,178,700	194,640,556	197,225,556
Accrued interest receivable	2,685,888	2,685,888	2,642,043	2,642,043

Financial liabilities:
Demand and variable rate deposits	138,878,493	138,878,493	146,899,675	146,899,675
Fixed-rate certificates of deposits	219,114,986	220,826,986	175,329,273	175,010,273
Federal funds purchased and
securities sold under repurchase
agreements	64,500	64,500	4,690,000	4,690,000
FHLB borrowings	35,000,000	34,862,000	30,500,000	29,233,000
Capital trust preferred securities	5,155,000	5,155,000	5,155,000	5,155,000
Accrued interest payable	628,941	628,941	517,117	517,117

At December 31, 2006 and 2005, the Company had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial effect on the current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

BALANCE SHEETS
	December 31,
Assets	2006	2005
Cash	$ 294,829	$ 14,622
Investment in subsidiary	41,151,244	37,159,693
Securities available for sale at fair value	468,918	471,976
Other assets	383,139	485,121
	$ 42,298,130	$ 38,131,412

Liabilities
Long-term debt	$ 5,155,000	$ 5,155,000
Other liabilities	57,184	67,441
	5,212,184	5,222,441

Stockholders' Equity
Common stock	3,024,117	2,857,023
Surplus	14,329,239	10,898,720
Retained earnings	21,396,176	21,116,104
Accumulated other comprehensive income (loss), net	(1,663,586)	(1,962,876)
	37,085,946	32,908,971
	$ 42,298,130	$ 38,131,412

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
Income:
Management fees	$ -	$ -	$ 27,000
Dividends received from subsidiary	1,783,500	370,000	-
Equity in undistributed earnings of subsidiary	3,648,168	4,717,149	4,528,197
Dividend income	33,066	47,962	75,861
Net realized gains on sale of securities available for sale	-	86,429	96,676
Gain (loss) on valuation of swap agreement	(23,962)	126,255	39,611
Gain on sale of assets	46,683	-	-
Income (expense) on swap agreement	78,183	(13,167)	(105,501)
Other income	71	-	-
	5,565,709	5,334,628	4,661,844
Expenses:
Operating expenses	170,389	144,483	149,944
Interest expense	402,867	311,531	219,102
	573,256	456,014	369,046
Income before income taxes	4,992,453	4,878,614	4,292,798

Income taxes (benefit)	(157,549)	(76,554)	(96,101)
Net income	$ 5,150,002	$ 4,955,168	$ 4,388,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$5,150,002	$4,955,168	$4,388,899
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Undistributed earnings of subsidiary	(3,648,168)	(4,717,149)	(4,528,197)
(Gain) loss on valuation of swap agreement	23,962	(126,255)	(39,611)
Realized (gain) on sales of securities
available for sale	-	(86,429)	(96,676)
Realized (gain) on sale of assets	(46,683)	-	-
Change in operating assets and liabilities:
(Increase) decrease in other assets	9,074	152,748	(86,495)
Increase (decrease) in accrued interest payable	-	-	(13,344)
Net cash provided by (used in) operating activities	1,488,187	178,083	(375,424)

Cash Flows From Investing Activities
Proceeds from sales of securities available
for sale	-	486,239	534,079
Purchase of securities available for sale	-	-	(149,740)
Proceeds from sale of assets	106,533	-	-
Net cash provided by (used in) investing activities	106,533	486,236	(384,339)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	381,271	444,556	648,035
Payment for fractional shares of
common stock	(6,222)	-	(10,540)
Dividends paid	(1,689,562)	(1,422,057)	(1.286.688)
Net cash provided by (used in) financing activities	(1,314,513)	(977,501)	(649.193)

Increase (decrease) in cash	280,207	(313,182)	(640,278)
Cash, beginning	14,622	327,804	968,082

Cash, ending	$294,829	$14,622	$327,804

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: April 17, 2007	By:/s/ Ralph Larry Lyons
Ralph Larry Lyons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 17, 2007	/s/ Ralph Larry Lyons Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
April 17, 2007	/s/ Charles F. Catlett, III Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
April 17, 2007	/s/ Robert A. Burge Robert A. Burge Vice President & Controller
April 17, 2007	/s/ Thomas R. Thornton, Jr. Thomas R. Thornton, Jr. Vice President (Principal Accounting Officer)
April 17, 2007	/s/ Kemper W. Baker, Jr. Kemper W. Baker, Jr. Director
April 17, 2007	/s/ John B. Larus John B. Larus Director
April 17, 2007	/s/ Elwood C. May Elwood C. May Director

April 17, 2007	/s/ James T. Napier James T. Napier Chairman of the Board of Directors
April 17, 2007	/s/ Roseleen P. Rick Roseleen P. Rick Director
April 17, 2007	/s/ William C. Sprouse, Jr. William C. Sprouse, Jr. Director
April 17, 2007	/s/ Larry D. Wallace Larry D. Wallace Director
April 17, 2007	/s/ Phoebe P. Zarnegar Phoebe P. Zarnegar Director

EXHIBITS INDEX

Item No.	Description

3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
3.2	Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
23.2	Consent of Mitchell, Wiggins & Company, LLP (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).