Form 10-Q
period 2007-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2007-05-15
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road Post Office Box 39 Powhatan, Virginia (Address of principal executive offices)	23139 (Zip Code)

Registrant’s telephone number, including area code: (804) 403-2000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common stock, par value $1.25	2,430,889

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

ASSETS	March 31, 2007 (Unaudited)	December 31, 2006
Cash and due from banks	$10,835,488	$9,563,381
Federal funds sold	25,310,000	30,242,000
Total cash and cash equivalents	36,145,488	39,805,381

Securities available for sale at fair value	175,994,165	157,253,773
Securities held to maturity at amortized cost (fair value 2007 $7,596,171;
2006 $8,450,928)	7,443,914	8,269,965
Total Securities	183,438,079	165,523,738

Mortgage loans held for sale	538,250	192,400

Total loans	212,753,105	208,562,789
Less: Unearned income	(82,186)	(55,593)
Loans, net of unearned discount	212,670,919	208,507,196

Allowance for loan losses	(2,874,295)	(2,889,496)
Loans, net	209,796,624	205,617,700

Bank premises and equipment, net	10,432,537	10,591,743
Accrued interest receivable	3,205,662	2,685,888
Other assets	15,564,781	13,118,380
Total assets	$459,121,421	$437,535,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$47,105,907	$42,396,257
Interest bearing demand deposits and NOW accounts	61,409,242	57,737,121
Savings deposits	34,800,224	38,745,115
Time deposits, $100,000 and over	73,480,492	64,638,800
Other time deposits	161,294,641	154,476,186
	$378,090,506	$357,993,479
Federal funds purchased and securities sold under repurchase agreements	57,000	64,500
FHLB advances
Overnight	-	-
Term	35,000,000	35,000,000
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	646,269	628,941
Other liabilities	$2,003,095	1,607,364
Total liabilities	$420,951,870	$400,449,284
STOCKHOLDERS' EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized, 2,427,889
and 2,419,293 shares issued and outstanding respectively	$3,034,861	$3,024,117
Surplus	14,482,916	14,329,239
Retained earnings	21,809,191	21,396,176
Accumulated other comprehensive income (loss) , net	(1,157,417)	(1,663,586)
Total stockholders' equity	$38,169,551	$37,085,946
Total liabilities and stockholders equity	$459,121,421	$437,535,230

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Interest income:
Interest and fees on loans	$ 4,397,089	$ 3,960,385
Interest on securities:
U.S. Government agencies and corporations	1,351,489	1,082,365
U.S. Treasury securities	-	5,369
States and political subdivisions	256,859	279,110
Other	934,693	980,655
Total Interest on Securities	2,543,041	2,347,499

Interest on federal funds sold	309,816	240

Total interest income	7,249,946	6,308,124

Interest expense:
Interest on deposits	3,207,670	2,085,492
Interest on federal funds purchased and securities
sold under repurchase agreements	681	89,580
Interest on FHLB borrowings:
Term	384,158	251,352
Overnight	-	54,295
Interest on capital trust preferred securities	102,625	92,179
Total Interest on Borrowings	487,464	487,406

Total interest expense	3,695,134	2,572,898

Net interest income	3,554,812	3,735,226

Provision for loan losses	-	-

Net interest income after provision for loan losses	3,554,812	3,735,226

Non-interest income:
Deposit fees and charges	408,770	438,685
Bank card fees	103,620	97,326
Increase in cash surrender value of life insurance	60,662	52,847
Secondary mortgage market loan interest and fees	57,026	83,220
Investment and insurance commissions	68,498	71,230
Realized gain on sale of securities available for sale	9,303	96,315
Other	93,862	132,592

Total non-interest income	801,741	972,215

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended
	March 31
	2007	2006
Non-interest expenses:
Salaries and wages	1,372,036	1,302,497
Pensions and other employee benefits	503,664	459,333
Occupancy Expense	169,161	159,751
Equipment depreciation	171,958	190,854
Equipment repairs and maintenance	110,231	76,473
Advertising and public relations	172,817	74,565
Federal insurance premiums	9,950	10,309
Office supplies, telephone, and postage	114,084	131,498
Taxes and licenses	75,760	68,697
Legal and professional fees	80,081	73,849
Consulting fees	74,365	70,335
Other operating expenses	465,466	423,975
Total non-interest expense	3,319,573	3,042,136

Income before income taxes	1,036,980	1,665,305

Income taxes	187,471	368,914

Net income	$ 849,509	$ 1,296,391

Earnings per share, basic:
Income before income taxes	$ 0.43	$ 0.69
Net income	$ 0.35	$ 0.54

Earnings per share assuming dilution:
Income before income taxes	$ 0.42	$ 0.68
Net income	$ 0.35	$ 0.53

Cash dividends paid per share	$ 0.18	$ 0.17

Weighted average shares, basic	2,423,246	2,400,460
Weighted average shares assuming dilution	2,455,648	2,440,743

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$ (1,859,973)		$ 32,908,971
Comprehensive income:
Net income for the three months ended March 31, 2006	-	-	1,296,391	-	1,296,391	1,296,391
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) arising during the period,
net of deferred income taxes of $267,556	-	-	-	(519,432)	(519,432)	(519,432)
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $32,747	-	-	-	(63,568)	(63,568)	(63,568)

Total comprehensive income					$ 713,391

Issuance of common stock:
305 shares pursuant to exercise of stock options	381	3,036	-	-		3,417
2,223 shares pursuant to dividend reinvestment plan	2,779	58,910				61,689
Cash dividends declared, $.17 per share	-	-	(388,574)	-		(388,574)
Balance, March 31, 2006	$2,860,183	$10,960,666	$21,921,018	$(2,442,973)		$33,298,894

Balance, December 31, 2006	$3,024,117	$14,329,239	$21,396,176	$(1,663,586)		$37,085,946
Comprehensive income:
Net income for the three months ended March 31, 2007	-	-	849,509	-	849,509	849,509
Other comprehensive income (loss), net of tax:
Unrealized holding gain arising during the period,
net of deferred income taxes of $264,383	-	-	-	512,309	512,309	512,309
Less reclassification adjustment for gains included in
net income, net of deferred income taxes of $3,163	-	-	-	(6,140)	(6,140)	(6,140)

Total comprehensive income					$1,355,678

Issuance of common stock:
5,991 shares pursuant to exercise of stock options	7,488	58,513	-	-		66,001
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	28,137	-	-		28,137
2,605 shares pursuant to dividend reinvestment plan	3,256	67,027	-	-		70,283
Cash dividends declared, $.18 per share	-	-	(436,494)	-		(436,494)
Balance, March 31, 2007	$3,034,861	$14,482,916	$21,809,191	$(1,157,417)		$38,169,551

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net Income	$849,509	$1,296,391
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization	9,294	9,294
Depreciation	222,763	241,430
Deferred income taxes	(261,220)	(11,954)
Amortization and accretion on securities, net	8,941	1,855
(Gain) loss on valuation of Swap Agreement	27,447	(38,645)
Realized gain on sales/calls of securities available for sale	(9,303)	(96,315)
Increase in cash surrender value of life insurance	(60,662)	(52,847)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(345,850)	759,800
Accrued interest receivable	(519,774)	(61,233)
Other assets	148,883	(93,195)
Increase (decrease) in liabilities:
Accrued interest payable	17,328	(14,781)
Other liabilities	395,731	547,690

Net cash provided by operating activities	$483,087	$2,487,490

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	$ 829,900	$ -
Proceeds from calls and maturities of securities available for sale	6,695,220	3,307,824
Proceeds from sales of securities available for sale	-	9,361,737
Purchase of securities available for sale	(24,671,709)	(9,019,013)
Net increase in loans made to customers	(4,178,925)	(8,614,464)
Net purchases of premises and equipment	(63,557)	-
Acquisition of other assets	(2,571,363)	(44,550)

Net cash (used in) provided by investing activities	$(23,960,434)	$(5,008,466)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	$4,436,880	$5,875,137
Net increase in time deposits	15,660,147	8,136,513
Net decrease in federal funds purchased and securities sold under
repurchase agreements	(7,500)	(4,518,500)
Net proceeds from issuance of common stock	164,421	65,106
Dividends paid	(436,494)	(388,574)
Net cash provided by financing activities	$19,817,454	$9,169,682

Increase (decrease) in cash and cash equivalents	$(3,659,893)	$6,648,706
Cash and cash equivalents:
Beginning	39,805,381	9,628,534
Ending	$36,145,488	$16,277,240

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,677,806	$2,587,679
Income Taxes	-	-
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$ 767,390	$ (883,303)

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Restatement of Prior Years: The consolidated financial statements for the periods ended 2006 and 2005 have been restated to remove the effect of hedge accounting for the Company’s interest rate swap on its trust preferred securities issued in December 2003. The Company has determined, following the review and analysis of SFAS 133, that the application of the shortcut method of accounting is only permissible in cases where all of the relevant terms of the hedged instrument are mirrored in the corresponding hedge. The interest payment deferral option in the Company’s trust preferred securities was not mirrored in the interest rate swap, as well as shortcut accounting only being permitted for put and call options that are mirrored in the hedged item and the swap. Therefore, the transaction did not meet all the requirements of SFAS 133, paragraph 68. Accordingly, the Company has removed the effect of hedge accounting from its prior year’s financial statements, and made the appropriate adjustments in its December 31, 2006 financials. The Company has conducted an analysis and evaluation of the impact of this misstatement and has concluded the impact of the adjustments to be immaterial, and has made all the appropriate adjustments to the prior periods presented herein.

Recent accounting pronouncements:  In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on its consolidated statements.

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

In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	March 31, 2007 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$ 97,385,046	$ 47,934	$(1,434,379)	$95,998,601
Bank eligible preferred and equities	18,703,133	220,615	(494,264)	18,429,484
Mortgage-backed securities	8,859,562	7,489	(157,189)	8,709,862
Corporate and other debt	40,123,654	525,878	(480,721)	40,168,811
States and political subdivisions	12,675,441	112,578	(100,612)	12,687,407
	$177,746,836	$914,494	$(2,667,165)	$175,994,165

	December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$81,442,551	$33,928	$(1,554,741)	$79,921,738
Bank eligible preferred and equities	19,967,296	117,233	(1,087,111)	18,997,419
Mortgage-backed securities	9,310,083	8,153	(180,986)	9,137,250
Corporate and other debt	36,375,834	470,920	(384,815)	36,461,940
States and political subdivisions	12,678,070	121,854	(64,496)	12,735,428
	$159,773,834	$752,088	$(3,272,149)	$157,253,773

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

March 31, 2007 (Unaudited)
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$7,443,914	$152,412	$ (155)	$7,596,171

December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,269,965	$180,963	$ -	$8,450,928

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at March 31, 2007 and December 31, 2006.

	March 31, 2007 (Unaudited)
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$25,691,530	$(152,118)	$56,328,751	$(1,282,261)	$82,020,281	$(1,434,379)
Bank eligible preferred and equities	3,161,100	(90,964)	7,306,700	(403,300)	10,467,800	(494,264)
Mortgage-backed securities	-	-	7,365,005	(157,189)	7,365,005	(157,189)
Corporate and other debt	6,913,195	(201,694)	11,322,981	(279,027)	18,236,176	(480,721)
States and political subdivisions	3,081,603	(57,015)	2,709,182	(43,597)	5,790,785	(100,612)
	$38,847,428	$(501,791)	$ 85,032,619	$(2,165,374)	$123,880,047	$(2,667,165)
Securities Held to Maturity
States and political subdivisions	$ 274,683	$ (155)	-	-	$ 274,683	$ (155)

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. government agencies
and corporations	$11,988,050	$(212,381)	$55,964,451	$(1,342,360)	$67,952,501	$(1,554,741)
Bank eligible preferred and equities	6,035,250	(272,761)	9,120,900	(814,350)	15,156,150	(1,087,111)
Mortgage-backed securities	-	-	7,723,163	(180,986)	7,723,163	(180,986)
Corporate and other debt	1,021,774	(5,937)	16,182,060	(378,878)	17,203,834	(384,815)
States and political subdivisions	887,079	(26,018)	3,712,284	(38,478)	4,599,363	(64,496)
	$19,932,153	$(517,097)	$92,702,858	$(2,755,052)	$112,635,011	$(3,272,149)
Securities Held to Maturity
States and political subdivisions	-	-	-	-	-	-

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses as the market value of securities will fluctuate in response to these market factors. Of the total $2,667,320 in gross unrealized losses for both available for sale and held to maturity securities at March 31, 2007, $2,165,374 was related to available for sale securities that have been an unrealized loss position for more than 12 months. The majority of these losses, $1,282,261, were related to fixed rate U.S. Government Agency securities, while another $403,300 in unrealized losses was related to fixed rate bank eligible preferred securities issued by FNMA and FHLMC. The Company has determined that this impairment is temporary, as it is due primarily to increases in market interest rates on fixed rate securities purchased in prior years. The Company is a long-term investor, and has both the intent and ability to hold these securities for indefinite periods until such time as their market value recovers, the security is called at par, or it matures. The primary relevant factor in the Company’s evaluation to establish that the impairment is not “other than temporary,” is the relationship of current market interest rates as compared to the fixed coupon rate of the securities. There was little weight given to credit risk as the issues are generally investment grade or better. In conducting this analysis, the Company determines if the overall evidence suggests that it can recover substantially all of its basis in the securities within a reasonable period of time. If this determination is affirmative, the impairment is considered temporary. In this instance, the fair value impairment loss is due to the fact that the fixed coupon or dividend rates on these securities are lower than the current rates for comparable maturities. The Company has determined that there was no other than temporary impairment associated with the above securities at March 31, 2007.

Note 3. Loans

Major classifications of loans are summarized as follows:

	March 31,2007	December 31,
	(Unaudited)	2006
Commercial	$40,231,413	$40,683,336
Real Estate:
Mortgage	83,826,003	78,986,039
Home equity	11,449,316	10,795,899
Construction	67,284,105	68,204,002
Total real estate	162,559,424	157,985,939
Bank cards	837,781	893,973
Installment	9,124,487	8,999,540
	$212,753,105	$208,562,788
Less unearned income	(82,186)	(55,593)
	212,670,919	208,507,196
Allowance for loan losses	(2,874,295)	(2,889,496)
Loans, net	$209,796,624	$205,617,700

Changes in the allowance for loan losses were as follows:

	March 31,2007	December 31,	March 31, 2006
	(Unaudited)	2006	(Unaudited)
Balance, beginning	$2,889,496	$2,917,670	$2,917,670
Provision charged to operations	-	-	-
Loans charged off	(31,660)	(107,442)	(26,302)
Recoveries	16,459	79,268	16,607
Balance, ending	$2,874,295	$2,889,496	$2,907,975

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	March 31, 2007	December 31,
	(Unaudited)	2006
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts monthly to one-month LIBOR
minus 50 basis points, currently 4.82%, principal due
And payable on July 23, 2012, callable only on July 23,
2007, otherwise converts to 3.93% fixed rate	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,
callable only on June 30, 2008.	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly beginning at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
	$35,000,000	$35,000,000

Note 5. Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 324,949 shares of common stock of which 157,628 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. All shares reported have been restated for the 5% stock dividend in June 2006.

Stock option plan activity for the three months ended March 31, 2007 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at beginning of year	65,969	$ 13.87	-
Granted	-	-	-
Exercised	(5,991)	11.02	-
Canceled or expired	-	-	-
Options outstanding, March 31	59,978	$ 14.16	$ 716,390

___________

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options (in thousands) outstanding at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.89-$26.04	59,978	3.39 years	$14.16	59,978	$14.16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement also may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Central Virginia Bank (the “Bank”) does not aggregate loans for risk classification. Loans that are to be foreclosed are measured based on the fair value of the collateral.

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

The Company’s net income in the first quarter of 2007 was $849,509, a decline of 34.47% or $446,882 as compared to $1,296,391 in the first quarter of 2006. The reduction in net income as compared to the first quarter of the prior year resulted from the combination of a decline in net interest income of $180,414 due to margin compression, a decline in other non-interest income of $170,474 and an increase in non-interest expenses of $277,437. The total impact of these changes was a decrease in income before tax of $628,325 and $446,882 after tax. For the first quarter of 2007, basic and diluted earnings per share were $.35, compared to $.54 and $.53, respectively, for the same period in 2006, which represents decreases of 35.1% and 34.0%, respectively. The Company’s annualized return on average equity was 9.05% in the first quarter of 2007, compared to 15.42% for the first quarter of 2006, while the return on average assets was 0.76% and 1.30% for the same periods, respectively.

Net Interest Income. The Company’s net interest income was $3,554,812 for the first quarter of 2007, compared to $3,735,226 for the first quarter of 2006, a decline of $180,414 or 4.8%. Interest and fees earned on loans were $4,397,089 for the first quarter of 2007, an increase of $436,704 or 11.0% over the prior year’s first quarter. The improvement is attributable to both increases in the average volume of loans outstanding as well as the impact of past interest rate increases. Interest on investment securities and federal funds sold increased by $505,118 or 21.5% due principally to increases in the average volumes of securities and federal funds sold. The combined total of interest on the aforementioned earning assets exceeded the prior year’s comparable quarter by $941,822 or 14.9%.

Interest expense on both deposits and borrowings also increased during the quarter as interest expense on deposits grew by $1,122,178 or 53.8% while interest expense on borrowings was essentially unchanged at $487,464 as compared to the first quarter of the prior year. The increase in interest expense is the result of continuing upward repricing of interest rates on deposit accounts, particularly certificates of deposit as a result of significant competition among competing financial institutions, as well as rising market interest rates, coupled with significant growth in the balances of certificates of deposit. The total interest expense on borrowings was unchanged; however, expense among the two types of borrowings from the Federal Home Loan Bank changed, with overnight borrowings declining and term borrowings increasing when compared to the first quarter of the prior year.

The cessation, in May 2006, of the periodic increases in market interest rates by the Federal Reserve caused a leveling off of interest income from our rate sensitive loan portfolio, while at the same time interest expense on deposits continued to increase due to the significant competition in our market for deposits, in particular, certificates of deposit. These factors coupled with the absence of growth in our loan balances and significant growth in deposit balances, resulted in the deployment of the excess funds in the Company’s investment portfolio at yields lower than loans. The combination of all these factors resulted in compression of our net interest income.

Average interest earning assets rose by $43.3 million or 11.7% to $415.2 million in first quarter of 2007 from $371.8 million in the first quarter of 2006. Of this increase in earning assets, average investment securities increased by $10.5 million to $180.8 million in 2007 from $170.3 million in 2006, while average loans increased by $9.0 million to $210.4 million from $201.4 million in 2006. The fully taxable equivalent annualized yield on investment securities in the first quarter 2007 was 6.01%, compared to 5.96% in the prior year’s first quarter, and the yield on loans increased to 8.36% from 7.86% in the comparable quarter of 2006. Average total deposits for the first quarter 2007 rose $43.0 million or 13.4% to $364.8 million from $321.8 million in the first quarter 2006. Total interest bearing deposits in the first quarter averaged $322.1 million an increase of $45.0 million or 16.2% as compared to $277.1 million in the first quarter 2006. Total borrowings averaged $40.2 million in the first quarter 2007 compared to $43.0 million in the comparable quarter of 2006. The decline was due to reductions of $4.5 million in overnight borrowings from the Federal Home Loan Bank and $7.2 million in Federal Funds purchased of which $5 million was rolled into FHLB term borrowings.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended March 31
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$23,979	$310	5.17%	$80	$-	0.00%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	100,780	1,351	5.36%	84,674	1,088	5.14%
States and political subdivisions	20,669	339	6.56%	22,563	374	6.63%
Other securities	59,331	1,028	6.93%	63,057	1,075	6.82%
Total securities	180,780	2,718	6.01%	170,294	2,537	5.96%
Loans	210,393	4,397	8.36%	201,441	3,960	7.86%

Total interest-earning assets	$415,152	$7,425	7.15%	$371,815	$6,497	6.99%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$57,591	$307	2.14%	$55,647	$228	1.64%
Savings	35,471	132	1.49%	42,992	150	1.40%
Other time	229,079	2,768	4.83%	178,508	1,707	3.83%
Total deposits	322,141	3,207	3.98%	277,147	2,085	3.01%
Federal funds purchased and securities
sold under repurchase agreements	62	1	4.38%	7,301	90	4.93%
FHLB advances
Overnight	-	-	-	4,533	54	4.77%
Term	35,000	384	4.39%	25,967	251	3.87%
Capital trust preferred securities	5,155	103	7.99%	5,155	92	7.14%
Total interest-bearing
liabilities	$362,358	$3,695	4.08%	$320,103	$2,572	3.21%

Net interest spread		$3,730	3.07%		$3,925	3.78%

Net interest margin			3.59%			4.22%

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s net interest margin was 3.59% for the first quarter of 2007, compared to 4.22% for the first quarter of 2006.

Non-Interest Income. For the first three months of 2007, non-interest income totaled $801,741 a decrease of 17.5%, or $170,474 versus $972,215 in the first quarter 2006. Deposit fees and charges totaled $408,770 a decline of $29,915 or 6.8% from the first quarter of 2006 largely due to the introduction of free checking in the late fourth quarter 2006 and the conversion of customer accounts, which had previously paid service charges. In addition, there was a moderate decline in the volume of overdrafts versus prior periods. Realized gains on sales of investment securities available for sale were $9,303, a decline of $87,012 from the prior year due to lower sales and purchase activity during the quarter compared to the prior year. Fees from secondary market mortgage loan sales activity were $57,026 a decline of $26,194 or 31.5% from the prior year due to the lower activity in the housing market. Other miscellaneous income was $93,862 a decline of $38,730 or 29.2% compared to first quarter 2006 due to the lower cash flow differential and mark to market on an interest rate swap.

Non-Interest Expenses. The Company’s total non-interest expenses of $3,319,573 for the first quarter of 2007 reflects an increase of $277,437 or 9.1% compared to $3,042,136 the same period in 2006. Expenses related to salaries and employee benefits were $1,875,700 up $113,870 or 6.5% as compared to $1,761,830 in the first quarter 2006. This increase reflects costs associated with additions to staff and a decline in the number of open positions, as well as the resulting impact to employee health and welfare benefit plans. Other expense categories with significant increases were advertising and public relations, which totaled $172,817 up $98,252 or 131.8% due to the Company’s emphasis and ongoing campaign of marketing and business development that began in the fourth quarter 2006. Equipment repairs and maintenance totaled $110,231 up $33,758 or 44.1% over the prior year due to higher equipment maintenance costs and increases in cost of annual maintenance for existing as well as newly acquired software. Other miscellaneous expense increased by $41,491 or 9.8% to a total of $465,466 compared to the prior year and is reflective of the general growth of the Company.

Income Taxes. The Company reported income taxes of $187,471 in the first quarter of 2007, compared to $368,914 for the first quarter of 2006. These amounts yielded effective tax rates of 18.1% and 22.2%, respectively. The decline in the income before income taxes accounts for the majority of the decline in the income taxes paid as well as lower non-taxable income from municipal securities and preferred stocks, which affects the effective tax rate.

Financial Condition

Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area; however, there are a number of lending relationships outside of the primary service area.

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

At March 31, 2007, total loans net of unearned income increased $4.2 million from December 31, 2006, and grew $6.5 million from March 31, 2006. The loan to deposit ratio was 56.25% at March 31, 2007, compared to 56.3% at December 31, 2006 and 61.3% at March 31, 2006. At March 31, 2007, real estate related loans accounted for 76.5% of the total loan portfolio, consumer loans were 4.6% of the total portfolio, and commercial and industrial loans represented 18.9% of the total portfolio as compared to 75.8%, 4.7%, and 19.5% respectively at December 31, 2006 and 75.2%, 5.4%, and 19.4%, respectively at March 31, 2006.

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

The following table summarizes non-performing assets:

	March 31 2007	Dec. 31 2006	Sept. 30 2006	June 30 2006	March 31 2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$1,512	$736	$755	$687	$693
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	136	264	594	395	160
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$1,648	$1,000	$1,349	$1,082	$853
Other real estate owned	-	-	-	-	-
Other non-performing assets	-	-	-	104	111
Total non-performing assets	$1,648	$1,000	$1,349	$1,186	$964

As of March 31, 2007, management is not aware of any other credits that involve significant doubts as to the ability of such borrowers to comply with the existing payment terms.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was no real estate acquired through foreclosure (OREO) at March 31, 2007, and December 31, 2006. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s regular loan review process. Management does not believe that the level of non-performing loans at March 31, 2007 reflects any systemic problem within the Company’s loan portfolio. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, that the Company has adequate reserves to cover any future write down that may be required on these loans. The ratio of the allowance for loan losses to total loans was 1.35% at March 31, 2007; 1.39% at December 31, 2006; and 1.41% at March 31, 2006, respectively. Management believes that the allowance for loan losses, which may likely not increase at the same rate as the loan portfolio grows, is adequate to provide for future losses. At March 31, 2007, the ratio of the allowance for loan losses to total non-performing assets was 174.38% compared to 288.82% at December 31, 2006 and 301.69% at March 31, 2006.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Given the slight growth in the total loan balances since December 31, 2006, the stability in the net charged-off loan amount and the ratio of the reserve for loan losses to outstanding loans at 1.35%, management concluded that further additions to the reserve were not warranted at the present time despite the increase in the balance of non-performing loans. Accordingly, there was no provision for loan losses in the first quarter 2007. In future periods, management will continue to evaluate the adequacy of its reserve for loan losses and if indicators would suggest that additional provisions should be made, then provisions may be resumed. There was no provision for loan losses in the quarter ended March 31, 2007, as well as the prior periods ending December 31, 2006, and March 31, 2006. In the opinion of management, the balance of the current reserve is sufficient to absorb the current year’s expected net loan losses while continuing to provide for potential future loan losses.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the first quarter 2007, total securities were $183.4 million, an increase of $17.9 million or 10.8% compared to December 31, 2006 balances of $165.5 million, and have increased by $22.2 million or 13.8% since March 31, 2006 balance of $161.2 million. Investment securities represented 40.0% of total assets, and 43.5% of earning assets at March 31, 2007, compared to 37.8% and 40.9% respectively at December 31, 2006 and 39.5% and 43.2% respectively at March 31, 2006.

The securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities so classified are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value in accordance with SFAS 115. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s recent purchases of securities have generally been limited to securities of investment grade credit quality with short to intermediate and occasionally longer term maturities.

The Company reviews all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds five corporate securities whose credit ratings have declined below minimum investment grade: $1 million, Ford Motor Corporation maturing September 2011, $1 million, Ford Motor Credit Corporation maturing October 2009, $1 million, GMAC maturing May 2008, $1 million, GMAC maturing February 2012, and $1 million, Deluxe Corporation maturing October 2014. Management has evaluated these securities and concluded that, at the current time, no permanent or other than temporary impairment has occurred.

The fully taxable equivalent annualized average yield on the entire portfolio was 6.01% for the first quarter of 2007, compared to 5.96% for the same period in 2006. The increase in yield was due to the purchases of higher yielding U.S. Government agency securities with excess cash generated by deposit growth and with proceeds from called and matured securities reinvested in securities with higher yields and shorter duration.

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

Total deposits were $378.1 million as of March 31, 2007, an increase of 5.6% or $20.1 million since December 31, 2006. Total deposits have increased by $41.8 million or 12.5% from the March 31, 2006 level of $336.2 million. The average aggregate interest rate paid on interest bearing deposits was 3.98% in the first quarter of 2007, compared to 3.01% for the corresponding period in 2006. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At March 31, 2007, certificates of deposit represented 62.1% of total deposits as compared to 61.2% at December 31, 2006 and 54.6% at March 31, 2006.

The Company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2007:

	Time Deposits (Dollars in thousands)
	March 31, 2007	March 31, 2006
Three months or less	$ 0	$ 7,127
Three to twelve months	24,086	15,428
Over twelve months	49,394	24,239
Total	$73,480	$46,794

Borrowings from the Federal Home Loan Bank at March 31, 2007 totaled $35 million consisting of seven term advances of $5 million each, and have not changed in composition or structure since December 31, 2006. The current weighted average cost of these borrowings is 4.39%. Since the end of the first quarter 2006, however, overnight advances then outstanding were converted to term borrowings at lower rates, and one additional borrowing for $5 million was done in anticipation of future increases in interest rates in order to lock in the current funding rates at the time. During the first quarter 2006, $9.5 million of term borrowings from the Federal Home Loan Bank were called and converted to overnight borrowings. At March 31, 2006, overnight borrowings were $9.5 million and term advances were $21.0 million, and the weighted average cost of borrowings was 4.00%.

As of March 31, 2007, the Company had $5 million in capital trust preferred debt outstanding that originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points which resets quarterly. The debt matures on December 17, 2033, but is callable at par at the option of the Company in whole or part on or after December 17, 2008.

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

                Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of March 31, 2007, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements
The Company (Consolidated)		March 31, 2007	December 31, 2006	March 31, 2006
Tier 1 risk-based capital	4.0%	14.0%	14.4%	13.4%
Total risk-based capital	8.0%	14.9%	15.3%	14.4%
Leverage ratio	4.0%	9.9%	10.7%	9.7%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	13.7%	14.1%	13.2%
Total risk-based capital	8.0%	14.6%	15.1%	14.2%
Leverage ratio	4.0%	9.7%	10.0%	9.8%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, and the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window. Currently, and in the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans, and the Company expects this condition to continue in future quarters. The Company has previously used portions of its borrowing availability when interest rates were favorable to purchase marketable securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years.

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

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management’s estimates and forecasts, as are the assumptions used to project the yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure both the sensitivity of net interest income and net income, as well as the theoretical market value of equity to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

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

In the first quarter of 2007 the prime interest rate remained unchanged and the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk during the first quarter of 2007.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2006, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006,

as discussed in the section on interest rate sensitivity in Item 2 above.

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

As of March 31, 2007, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

CENTRAL VIRGINIA BANKSHARES, INC.

(Registrant)

Date: May 15, 2007	/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice President and

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.