Form 10-Q
period 2007-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2007-08-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road, Post Office Box 39 Powhatan, Virginia (Address of principal executive offices)	23139 (Zip Code)

Registrant’s telephone number, including area code: (804) 403-2000

Not Applicable

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number outstanding of each of the issuer’s classes, as of the latest practicable date.

Class	Outstanding at August 3, 2007
Common stock, par value $1.25	2,434,381

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$14,046,068	$9,563,381
Federal funds sold	111,000	30,242,000
Total cash and cash equivalents	14,157,068	39,805,381
Securities available for sale at fair value	175,060,803	157,253,773
Securities held to maturity at amortized cost (fair value 2007
$6,867,210; 2006 $8,450,928)	6,768,293	8,269,965
Mortgage loans held for sale	328,900	192,400
Total loans	238,397,358	208,562,789
Less:Unearned income	(66,439)	(55,593)
Allowance for loan losses	(2,847,937)	(2,889,496)
Loans, net	235,482,982	205,617,700
Bank premises and equipment, net	10,416,272	10,591,743
Accrued interest receivable	3,158,635	2,685,888
Other assets	16,999,495	13,118,380
Total assets	$462,372,448	$437,535,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$47,455,570	$42,396,257
Interest bearing demand deposits and NOW accounts	64,156,440	57,737,121
Savings deposits	33,852,459	38,745,115
Time deposits, $100,000 and over	74,172,378	64,638,800
Other time deposits	162,349,844	154,476,186
	381,986,691	357,993,479
Federal funds purchased and securities sold under repurchase agreements	1,023,775	64,500
FHLB advances
Term	35,000,000	35,000,000
Overnight	-	-
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	608,169	628,941
Other liabilities	1,910,624	1,607,364
Total liabilities	$425,684,259	$400,449,284
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,434,160
and 2,419,293 shares issued and outstanding, respectively	$3,042,700	$3,024,117
Surplus	14,598,155	14,329,239
Retained earnings	22,394,726	21,396,176
Accumulated other comprehensive income (loss)	(3,347,392)	(1,663,586)
Total stockholders’ equity	$36,688,189	$37,085,946
Total liabilities and stockholders’ equity	$462,372,448	$437,535,230

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$4,708,787	$4,348,394	$9,105,876	$8,308,779
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,462,960	1,113,245	2,814,449	2,195,610
U.S. Treasury securities	-	-	-	5,369
States and political subdivisions	240,628	252,986	497,487	532,096
Other	968,666	958,944	1,903,358	1,939,599
Interest on federal funds sold	198,223	6,773	508,039	7,013

Total interest income	$7,579,264	$6,680,342	$14,829,209	$12,988,466

Interest expense
Interest on deposits	3,416,352	2,295,772	6,624,022	4,381,264
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	12,515	89,738	13,195	179,318
FHLB borrowings:
Term	388,330	214,514	772,488	465,866
Overnight	-	142,840	-	197,135
Capital trust preferred securities	103,631	102,022	206,256	194,202

Total interest expense	3,920,828	2,844,886	7,615,961	5,417,785

Net interest income	3,658,436	3,835,456	7,213,248	7,570,681

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	$3,658,436	$3,835,456	$7,213,248	$7,570,681
Non-interest income
Deposit fees and charges	421,112	491,856	829,883	930,541
Bank card fees	120,194	106,738	223,814	204,064
Increase in cash surrender value of life insurance	76,446	52,848	137,108	105,695
Secondary mortgage market loan fees	49,688	55,131	106,714	138,351
Investment and insurance commissions	106,474	113,345	174,972	184,575
Realized gain on sale of securities available for sale	13,090	-	22,393	96,315
Realized gain on sale of assets	-	757,416	-	757,416
Other	52,552	94,532	146,413	227,126

Total other income	839,556	1,671,866	1,641,297	2,644,083

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Other expenses
Salaries and wages	1,290,334	1,362,446	2,662,369	2,664,944
Pensions and other employee benefits	547,310	545,205	1,050,974	1,004,538
Occupancy expense	175,808	161,745	344,969	321,496
Equipment depreciation	143,477	188,356	315,435	379,210
Equipment repairs and maintenance	108,731	91,191	218,962	167,663
Advertising and public relations	81,193	93,463	254,009	168,027
Federal insurance premiums	10,631	9,998	20,581	20,308
Office supplies, telephone, and postage	118,294	159,959	232,378	291,457
Taxes and licenses	73,335	65,758	149,096	134,455
Legal and professional fees	89,306	71,875	169,387	145,725
Consulting fees	75,673	83,531	150,039	153,866
Other operating expenses	479,702	520,136	945,168	944,111

Total other expenses	3,193,794	3,353,663	6,513,367	6,395,800

Income before income taxes	1,304,198	2,153,659	2,341,178	3,818,964

Income taxes	281,049	588,242	468,520	957,156

Net income	$1,023,149	$1,565,417	$1,872,658	$2,861,808

Earnings per share of common stock - basic:
Income before income taxes	$0.54	$0.90	$0.96	$1.59
Net income	$0.42	$0.65	$0.77	$1.19

Earnings per share of common stock - diluted:
Income before income taxes	$0.53	$0.88	$0.95	$1.56
Net income	$0.42	$0.64	$0.76	$1.17

Dividends paid per share	$0.18	$0.18	$0.36	$0.35

Weighted average shares	2,430,983	2,403,156	2,427,136	2,401,771
Weighted average shares assuming dilution	2,454,725	2,441,773	2,455,184	2,440,263

Return on average assets	0.89%	1.54%	0.83%	1.42%
Return on average equity	10.79%	17.32%	9.92%	16.40%

Average assets	457,869,514	407,065,947	451,444,511	403,713,012
Average equity	37,946,635	36,145,958	37,756,800	34,893,677

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$(1,859,973)		$32,908,971
Comprehensive income:
Net income	-	-	2,861,808	-	2,861,808	2,861,808
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of deferred
income taxes of $1,342,816	-	-	-	(2,604,525)	(2,604,525)	(2,604,525)
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $32,747	-	-	-	(63,568)	(63,568)	(63,568)

Total comprehensive income					$ 193,715

Issuance of common stock:
1,046 shares pursuant to exercise of stock options	1,307	11,491	-	-		12,798
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	2,524	-	-		2,524
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)	-		-
4,741 shares pursuant to dividend reinvestment plan	5,926	122,237	-	-		128,163
Payment for fractional shares of common stock	-	-	(6,223)	-		(6,223)
Cash dividends declared, $.35 per share	-	-	(821,132)	-		(821,132)
Balance, June 30, 2006	$3,007,030	$14,066,344	$19,873,508	$(4,528,066)		$32,418,816

Balance, December 31, 2006	$3,024,117	$14,329,239	$21,396,176	$(1,663,586)		$37,085,946
Comprehensive income:
Net income	-	-	1,872,658	-	1,872,658	1,872,658
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $859,813	-	-	-	(1,669,169)	(1,669,169)	(1,669,169)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $7,756	-	-	-	(14,637)	(14,637)	(14,637)

Total comprehensive income					$ 188,852

Issuance of common stock:
9,291 shares pursuant to exercise of stock options	11,613	93,028	-	-		104,641
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	41,658	-	-		41,658
5,576 shares pursuant to dividend reinvestment plan	6,970	134,230	-	-		141,200
Cash dividends declared, $.36 per share	-	-	(874,108)	-		(874,108)
Balance, June 30, 2007	$3,042,700	$14,598,155	$22,394,726	$(3,347,392)		$36,688,189

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net Income	$1,872,658	$2,861,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	418,105	479,994
Amortization	18,589	18,589
Deferred income taxes	(48,218)	(48,488)
Amortization and accretion on securities, net	10,289	14,569
(Gain) loss on valuation of Swap Agreement	(29,379)	(59,948)
Realized gain on sales of securities available for sale	(22,393)	(96,315)
Realized gain on disposal of assets	-	(757,416)
Increase in cash surrender value of life insurance	(137,108)	(105,695)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(136,500)	561,300
Accrued interest receivable	(472,747)	72,934
Other assets	(302,725)	(1,275,650)
Increase (decrease) in liabilities:
Accrued interest payable	(20,772)	(45,325)
Other liabilities	303,260	585,463
Net cash provided by operating activities	1,511,817	2,205,820

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	1,507,200	-
Proceeds from calls and maturities of securities
available for sale	7,150,218	4,222,041
Proceeds from sales of securities available for sale	3,150,287	9,361,737
Purchase of securities available for sale	(30,652,334)	(10,023,399)
Net increase in loans made to customers	(29,865,282)	(14,157,473)
Proceeds from sale of assets	-	879,648
Net purchases of premises and equipment	(242,634)	-
Acquisition of other assets	(2,573,463)	(292,050)
Net cash (used in) investing activities	$(51,526,008)	$(10,009,496)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	$6,585,976	$609,457
Net increase in time deposits	17,407,236	10,052,502
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	959,275	(4,616,500)
Net proceeds on FHLB borrowings	-	5,500,000
Net proceeds from issuance of common stock	245,841	140,961
Tax benefit of non-qualified stock options	41,658	2,524
Payment for purchase of fractional shares of common stock	-	(6,223)
Dividends paid	(874,108)	(821,132)
Net cash provided by financing activities	$24,365,878	$10,861,589

Increase (decrease) in cash and cash equivalents	$(25,648,313)	$3,057,913
Cash and cash equivalents:
Beginning	$39,805,381	9,628,534
Ending	$14,157,068	$12,686,447

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,636,733	$5,429,891
Income Taxes	571,458	755,844
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$ (2,551,375)	$ (4,043,657)

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(Unaudited)

Note 1.  Basis of Presentation

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

Recent accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s second fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

Note 2.  Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	June 30, 2007
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$99,398,344	$ -	$(2,766,283)	$96,632,061
Bank eligible preferred and equities	18,647,395	25,330	(1,604,295)	17,068,430
Mortgage-backed securities	9,434,346	3,558	(203,253)	9,234,651
Corporate and other debt	39,979,478	304,592	(687,029)	39,597,041
States and political subdivisions	12,672,676	86,322	(230,378)	12,528,620
	$180,132,239	$419,802	$(5,491,238)	$175,060,803

	December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agencies
and corporations	$81,442,551	$33,928	$(1,554,741)	$79,921,738
Bank eligible preferred and equities	19,967,296	117,233	(1,087,111)	18,997,418
Mortgage-backed securities	9,310,083	8,153	(180,986)	9,137,250
Corporate and other debt	36,375,834	470,920	(384,815)	36,461,939
States and political subdivisions	12,678,070	121,854	(64,496)	12,735,428
	$159,773,834	$752,088	$(3,272,149)	$157,253,773

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

June 30, 2007
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$6,768,293	$99,558	$(641)	$6,867,210

December 31, 2006
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

States and political subdivisions	$8,269,965	$180,963	$ -	$8,450,928

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at June 30, 2007 and December 31, 2006.

	June 30, 2007
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies
and corporations	$40,027,510	$(752,146)	$53,604,550	$(2,014,137)	$93,632,060	$(2,766,283)
Bank eligible preferred and equities	12,885,200	(1,002,045)	3,610,250	(602,250)	16,495,450	(1,604,295)
Mortgage-backed securities	61,193	(833)	7,013,757	(202,420)	7,082,950	(203,253)
Corporate and other debt	11,783,436	(355,062)	11,270,533	(331,967)	23,053,969	(687,029)
States and political subdivisions	3,243,279	(155,322)	2,677,349	(75,056)	5,920,628	(230,378)
	$68,008,618	$(2,265,408)	$78,176,439	$(3,225,830)	$146,185,057	$(5,491,238)

Securities Held to Maturity
States and political subdivisions	$ 613,907	$ (641)	$ -	$ -	$ 613,907	$ (641)

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
	Approximate		Approximate		Approximate
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies
and corporations	$11,988,050	$(212,381)	$55,964,451	$(1,342,360)	$67,952,501	$(1,554,741)
Bank eligible preferred and equities	6,035,250	(272,761)	9,120,900	(814,350)	15,156,150	(1,087,111)
Mortgage-backed securities	-	-	7,723,163	(180,986)	7,723,163	(180,986)
Corporate and other debt	1,021,774	(5,937)	16,182,060	(378,878)	17,203,834	(384,815)
States and political subdivisions	887,079	(26,018)	3,712,284	(38,478)	4,599,363	(64,496)
	$19,932,153	$(517,097)	$92,702,858	$(2,755,052)	$112,635,011	$(3,272,149)

Securities Held to Maturity
States and political subdivisions	$ -	$ -	$ -	$ -	$ -	$ -

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses as the market value of securities will fluctuate in response to these market factors. Of the total $5,491,880 in gross unrealized losses for both available for sale and held to maturity securities at June 30, 2007, $3,225,830 was related to available for sale securities that have been in an unrealized loss position for more than 12 months. The majority of these losses, $2,014,137, were related to fixed rate U.S. Government Agency securities, while another $602,250 in unrealized losses was related to fixed rate bank eligible preferred securities issued by FNMA and FHLMC. The Company has determined that this impairment is temporary, as it is due primarily to increases in market interest rates on fixed rate securities purchased in prior years. The Company is a long-term investor, and has both the intent and ability to hold these securities for indefinite periods until such time as their market value recovers, the security is called at par, or it matures. The primary relevant factor in the Company’s evaluation to establish that the impairment is not “other than temporary”, is the relationship of current market interest rates as compared to the fixed coupon rate of the securities. There was little weight given to credit risk as the issues are generally investment grade or better. In conducting this analysis, the Company determines if the overall evidence suggests that it can recover substantially all of its basis in the securities within a reasonable period of time. If this determination is affirmative, the impairment is considered temporary. In this instance, the fair value impairment loss primarily is due to the fact that the fixed coupon or dividend rates on these securities are lower than the current rates for comparable maturities. The Company has determined that there was no other than temporary impairment associated with the above securities at June 30, 2007.

Note 3.  Loans

Major classifications of loans are summarized as follows:

	June 30,	December 31,
	2007	2006
Commercial	$44,399,035	$40,683,336
Real Estate:
Mortgage	97,620,993	78,986,039
Home equity	12,796,814	10,795,899
Construction	73,470,131	68,204,002
Total real estate	183,887,938	157,985,940
Bank cards	909,669	893,973
Installment	9,200,716	8,999,540
	$238,397,358	$208,562,789
Less unearned income	(66,439)	(55,593)
	238,330,919	208,507,196
Allowance for loan losses	(2,847,937)	(2,889,496)
Loans, net	$235,482,982	$205,617,700

Changes in the allowance for loan losses were as follows:

	June 30, 2007	December 31,	June 30, 2006
	(Unaudited)	2006	(Unaudited)
Balance, beginning	$2,889,496	$2,917,670	$2,917,670
Provision charged to operations	-	-	-
Loans charged off	(80,331)	(107,442)	(43,432)
Recoveries	38,772	79,268	24,956
Balance, ending	$2,847,937	$2,889,496	$2,899,194

Note 4.  FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	June 30, 2007	December 31,
	(Unaudited)	2006
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts monthly to one-month LIBOR
minus 50 basis points, currently 4.82%, principal due
And payable on July 23, 2012, callable only on July 23,
2007, otherwise converts to 3.93% fixed rate	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,
callable only on June 30, 2008.	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly beginning at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
	$35,000,000	$35,000,000

Note 5.   Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 324,949 shares of common stock of which 157,628 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. All shares reported have been restated for the 5% stock dividend in June 2006. The Company has not issued new options in 2006 or 2007.

The following table presents a summary of options under the Plan at June 30, 2007:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at beginning of year	65,969	$ 13.87	-
Granted	-	-	-
Exercised	(9,291)	11.13	-
Canceled or expired	-	-	-
Options outstanding, June 30	56,678	$ 14.32	$ 439,225
Options exercisable, June 30	56,678	$ 14.32	$ 439,225

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options (in thousands) outstanding at June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.89-$26.04	56,678	3.39 years	$14.32	56,678	$14.32

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use a combination of historical loss factors, internal risk classifications, and industry and local economic conditions as factors in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The Company’s net income in the second quarter of 2007 was $1,023,149, a decline of 34.6% or $542,268 as compared to $1,565,417 in the second quarter of 2006. However, in the second quarter of 2006 there was a significant nonrecurring gain resulting from the sale of assets of Central Virginia Bank (the “Bank”), in particular the Bank’s former main office branch. This gain on sales was $757,416 with an after tax impact of $499,895. Upon adjusting the prior year’s second quarter net income lower by the after tax impact of the nonrecurring gain, comparable net income would have been $1,065,522, resulting in a decline of $42,373 or 4.0%. This decrease results from the combination of a decline in net interest income of $177,020 principally from net interest margin compression, a decline in non-interest income of $74,894 after adjustment for the nonrecurring gain, a decrease in non-interest expenses of $159,869, and the resulting decline in income taxes of $49,672 after adjustment for the tax effect of the nonrecurring gain. For the second quarter of 2007, both basic and diluted earnings per share were $0.42 compared to $0.65 and $0.64, respectively, for the same period in 2006, decreases of 35.4% and 34.4%, respectively. However, when the current year is compared to the second quarter 2006 adjusted for the removal of the after tax impact of the nonrecurring gain, both basic and diluted earnings per share in second quarter 2006 were $0.44, reflecting declines of 4.5% versus second quarter 2007 basic and diluted earnings per share of $0.42. The Company’s annualized return on average equity was 10.79% in the second quarter of 2007, compared to 17.32% for the second quarter of 2006, and adjusted for removal of the nonrecurring gain would be 11.79%. The second quarter 2007 return on average assets was 0.89% versus the second quarter 2006 reported 1.54% and adjusted 1.05%.

For the first six months of 2007, the Company’s net income was $1,872,658 a decrease of $989,150 or 34.6% compared to $2,861,808 in the first half of 2006. After adjusting the prior year for the after tax nonrecurring gain on sale, the comparable net income for the first six months in 2006 would have been $2,361,913. Thus, year to date 2007 net income declined by $489,255 or 20.7%. On a per share basis, earnings for the first half of 2007 were $0.77 and on a fully diluted basis were $0.76 compared to the reported earnings per share of $1.19 and $1.17 respectively, and after adjusting for the nonrecurring gains would be $0.98 and $0.97 respectively for the first half of last year. The annualized year to date 2007 return on average assets was 0.83% compared to the 2006 reported 1.42% which following adjustment for the nonrecurring gain would have been 1.17%. The 2007 year to date return on average stockholders’ equity was 9.92% versus the reported 16.40% and adjusted 13.54% for the comparable period of the prior year.

Net Interest Income. The Company’s net interest income was $3,658,436 for the second quarter of 2007, compared to $3,835,456 for the second quarter of 2006, a decline of $177,020 or 4.6%. Interest and fees earned on loans were $4,708,787 for the second quarter of 2007, an increase of $360,393 or 8.3% over the prior year’s second quarter total of $4,348,394. The improvement is largely attributable to increases in the average volume of loans outstanding and to a lesser extent, the impact of interest rate resets on variable rate loans. Interest on investment securities and federal funds sold increased by $538,529 or 23.1% due principally to increases in the average volumes of securities and federal funds sold. The combined total of interest on the aforementioned earning assets exceeded the prior year’s comparable quarter by $898,922 or 13.5%.

Interest expense on deposits and borrowings also increased during the quarter. Interest expense on deposits grew by $1,120,580 or 48.8% totaling $3,416,352 compared to $2,295,772 in second quarter 2006; while interest expense on borrowings decreased $44,638 or 8.1% to $504,476 as compared to $549,114 in the second quarter of the prior year. The increase in interest expense is the result of increases in the volume of certificates of deposit outstanding coupled with continuing upward repricing of interest rates on certificates of deposit, as well as other interest bearing deposit accounts, in large part a result of significant pricing competition among competing financial institutions. The interest expense on total borrowings declined due to a lower volume of federal funds purchased resulting in $77,223 lower interest expense, partially offset by $30,976 higher interest expense on Federal Home Loan Bank borrowings resulting from a reduction in overnight borrowings and an increase in term borrowings as compared to the second quarter of the prior year.

For the 2007 year to date, net interest income totaled $7,213,248 a decline of 4.7% or $357,433 compared to $7,570,681 for year to date 2006. The reasons for the decline are essentially the same as discussed above for the first quarter as both quarters of 2007 saw significant increases in interest on deposits resulting from both rate and volume increases, which exceeded the increases in interest earned on loans and securities. Comparing year to date 2007 with 2006, interest and fees on loans, were up $797,097 or 9.6%, interest on securities and funds sold were up $1,043,646 or 22.3%; however, interest expense on deposits was up $2,242,758 or 51.2% and interest expense on borrowings was largely unchanged, down $44,582 or 4.3%. The 2007 year to date net interest margin was 3.59% compared to 4.22% in 2006.

The bank remains asset sensitive, and given the absence of any periodic increases in market interest rates by the Federal Reserve for over twelve months, coupled with an essentially flat yield curve we find our total interest income growing primarily from increases in the volume of earning assets, and a leveling off of interest income from our rate sensitive loan portfolio. At the same time, interest expense on deposits continues to increase due to strong deposit growth and keen competition in our market for deposits, in particular, certificates of deposit. These factors combined with moderate growth in our loan balances and significant growth in deposit balances, required deployment of the excess funds in the Company’s investment portfolio at yields lower than loans. The combination of these factors results in compression of our net interest income.

Average earning assets in the second quarter were $426.7 million an increase of $46.9 million or 12.4% compared to $379.8 million in the corresponding quarter last year. Average loan balances increased to $221.5 million versus $211.0 million, an increase of $10.5 million or 5.0% from the prior year’s second quarter average balances. The bank's investment securities average balance increased by $22.1 million or 13.2% to $189.7 million from $167.7 million in the prior year’s second quarter, while average overnight federal funds sold increased sharply by $14.4 million to $14.9 million from $0.6 million in the comparable quarter of 2006 due to deposit inflows. Deposits continue their strong growth. Total deposits averaged $376.1 million for the quarter, a $48.2 million or 14.7% increase versus last year’s second quarter average of $327.9 million. Total borrowings remain essentially unchanged, averaging $41.3 million, a decrease of $2.1 million over the prior year’s second quarter average of $43.4 million. Average total assets grew strongly in the second quarter 2007, increasing by $50.7 million or 12.5% to $457.9 million from $407.1 million last year.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$14,925	$198	5.31%	$552	$7	5.07%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	108,081	1,463	5.41%	86,093	1,113	5.17%
States and political subdivisions	20,064	314	6.26%	20,162	337	6.69%
Other securities	61,571	1,060	6.89%	61,407	1,053	6.86%
Total securities	189,716	2,837	5.98%	167,662	2,503	5.97%
Loans	222,043	4,712	8.49%	211,555	4,348	8.22%

Total interest-earning assets	$426,684	$7,747	7.26%	$379,769	$6,858	7.22%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$61,202	$344	2.25%	$56,296	$267	1.90%
Savings	34,506	129	1.50%	40,772	153	1.50%
Other time	236,573	2,943	4.98%	184,519	1,876	4.07%
Total deposits	332,281	3,416	4.11%	281,587	2,296	3.26%
Federal funds purchased and securities
sold under repurchase agreements	1,104	13	4.38%	6,574	90	5.48%
FHLB advances
Term	35,000	388	4.43%	21,330	214	4.01%
Overnight	-	-	-	10,293	143	5.56%
Capital trust preferred securities	5,155	104	8.07%	5,155	102	7.91%
Total interest-bearing
liabilities	$373,540	$3,921	4.20%	$324,939	$2,845	3.50%

Net interest spread		$3,826	3.06%		$4,013	3.72%

Net interest margin			3.59%			4.23%

	Six Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$19,427	$508	5.23%	$317	$7	4.41%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	104,451	2,814	5.39%	85,388	2,201	5.16%
States and political subdivisions	20,365	653	6.41%	21,356	710	6.65%
Other securities	60,457	2,089	6.91%	62,217	2,129	6.84%
Total securities	185,273	5,556	6.00%	168,960	5,040	5.97%
Loans	216,250	9,109	8.42%	206,526	8,309	8.05%

Total interest-earning assets	$420,950	$15,173	7.21%	$375,804	$13,356	7.11%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$59,406	$652	2.19%	$55,973	$495	1.77%
Savings	34,986	261	1.49%	41,876	303	1.45%
Other time	232,847	5,711	4.91%	181,530	3,584	3.95%
Total deposits	327,239	6,624	4.05%	279,379	4,382	3.14%
Federal funds purchased and securities
sold under repurchase agreements	586	13	4.44%	6,935	179	5.16%
FHLB advances
Term	35,000	773	4.42%	23,635	466	3.94%
Overnight	-	-	-	7,746	197	5.09%
Capital trust preferred securities	5,155	206	7.99%	5,155	194	7.53%
Total interest-bearing
liabilities	$367,980	$7,616	4.14%	$322,850	$5,418	3.36%

Net interest spread		$7,557	3.07%		$7,938	3.75%

Net interest margin			3.59%			4.22%

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net deferred loan fees earned, and interest expense, expressed as a percentage of average interest earning assets. The fully tax equivalent net interest income for the second quarter 2007 was $3.83 million, a decline of 4.7% compared to $4.01 million in the second quarter of 2006. The tax equivalent net interest margin was 3.59% for the quarter compared to 4.23% in second quarter 2006. For the year to date, the tax equivalent margin was 3.59% versus 4.22% in the comparable period of the prior year.

Non-Interest Income.

Non-interest income for the second quarter 2007 was $839,556 compared to $1,671,866 in the prior year, a decline of $832,310 or 49.8%; however, upon elimination of the nonrecurring sales gain of $757,416 recognized in the prior year as a result of the sale of the Bank’s former main office branch, the comparable total of non-interest income would be $914,450. On this comparable basis, non-interest income declined by $74,894 or 8.2%. The majority of the decrease was in deposit fees and charges, which was down

$70,744 or 14.4% due to lower overdraft fees and the impact of the introduction of “Fast & Free” checking in the fourth quarter of last year. Other non-interest income declined $41,980 or 44.4% largely due to the impact of the removal of the impact of the short cut method of hedge accounting for the Company’s interest rate swap in the prior year, and the elimination of the interest rate swap altogether in the second quarter of 2007 with its resulting cash flows. Offsetting these decreases were increases of $13,456 in bank card fees and $23,598 in the cash surrender value of bank owned life insurance.

Year to date 2007 non-interest income totaled $1,641,297, a decrease of 1,002,786 or 37.9% when compared to $2,644,083 in the first half of 2006. Once again, upon adjusting for the nonrecurring pre-tax gain on sale of assets of $757,416, the comparable total non-interest income for year to date 2006 would be $1,886,667. Comparing 2007 with this total, indicates a decline of $245,370 or 13.0%. The categories with the most significant year to date increases or decreases were deposit fees and charges, down 10.8%; secondary market mortgage fees, down 22.9% due to the slow down in the housing market, net gains on sales of securities was down 76.8% due to fewer transactions with gains versus losses as part of overall portfolio management; other income was down 35.5% largely due to the removal of hedge accounting for the Company’s interest rate swap.

Non-Interest Expenses.

Non-interest expense decreased by $159,869 or 4.8% to $3.2 million in the second quarter 2007 compared to $3.4 million last year. Total salaries and benefits decreased by $70,007 or 3.7% totaling $1.8 million for the second quarter 2007 versus $1.9 million in the comparable quarter of 2006. This decrease is due to stable staffing combined with efforts to curtail the growth in salaries. Expense categories with significant changes were equipment depreciation down $44,879 or 23.8% as several assets have fully depreciated; office supplies telephone and postage declined $41,665 or 26.0% due in part to lower telephone expense due to the impact of changes in service and related refunds coupled with lower purchases of office supplies; and other operating expense declined by $40,434 or 7.8% due principally to the Company’s ongoing efforts for expense control. Occupancy expense increased by $14,063 or 8.7%; equipment repairs and maintenance increased by $17,540 or 19.2% due partly to maintenance agreement renewals at higher rates; and legal and professional fees are higher by $17,431 or 24.3% due to fees and expenses related to review of U. S. Securities and Exchange Commission filings, and Sarbanes-Oxley compliance documentation. The bank’s efficiency ratio for the second quarter 2007 was 68.5% versus the prior years reported 59.0%, but when adjusted for the nonrecurring sales gain in 2006, would be 68.1%. The increase in this measure is largely due to the lower net interest income and to a lesser extent higher expenses.

For year to date 2007, total non-interest expense was $6,513,367, an increase of $117,567 or 1.8%, compared to $6,395,800 for the year to date 2006. For the six months year to date, the categories with the most significant increases or decreases were salaries and benefits up 1.2%; equipment depreciation was down 16.8% from assets fully depreciating out, and fewer new assets added; equipment repairs and maintenance was up 30.6% from increases in hardware and software annual maintenance expense; advertising and public relations, up 51.2% resulting from the increased emphasis on marketing; office supplies telephone and postage expense was down 20.3% due to purchasing and expense controls and telephone cost reductions as a result of service changes and contract renewals; legal and consulting was up 16.2% due to higher accounting and legal fees charged.

Income Taxes.

The Company reported income taxes of $281,049 in the second quarter of 2007, compared to $588,242 for the second quarter of 2006. These amounts yielded effective tax rates of 21.5% and 27.3%, respectively. The decline in the income before income taxes, and the impact of the nonrecurring gain on sales in the prior year, accounts for the majority of the decline in the income taxes paid. Additionally, the impact of lower non-taxable income from municipal securities and preferred stocks also affects the effective tax rate.

On a year to date basis, income taxes represented $468,520 in 2007 compared to $934,400 in 2006, with effective tax rates of 20.0% and 25.1% respectively, with 2006 significantly impacted by the tax associated with the nonrecurring gain on sale of assets.

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

At June 30, 2007, total loans net of unearned income had increased by $29.8 million from December 31, 2006, and had grown $26.7 million from June 30, 2006. The loan to deposit ratio was 62.39% at June 30, 2007, compared to 58.2% at December 31, 2006 and 63.59% at June 30, 2006. At June 30, 2007, real estate related loans accounted for 77.2% of the total loan portfolio, consumer loans were 4.3% of the total portfolio, and commercial and industrial loans represented 18.5% of the total portfolio as compared to 75.8%, 4.7%, and 19.5% respectively at December 31, 2006 and 76.7%, 4.9%, and 18.4%, respectively at June 30, 2006.

Asset Quality. Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other real estate owned (OREO) is real estate acquired through foreclosure. The Company has no “sup-prime” mortgages within its mortgage loan portfolios.

	June 30 2007	March 31 2007	Dec. 31 2006	Sept. 30 2006	June 30 2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$1,436	$1,512	$736	$755	$687
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	799	136	264	594	395
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$2,235	$1,648	$1,000	$1,349	$1,082
Other real estate owned	-	-	-	-	-
Other non-performing assets	-	-	-	-	104
Total non-performing assets	$2,235	$1,648	$1,000	$1,349	$1,186

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was no real estate acquired through foreclosure (OREO) at June 30, 2007, or December 31, 2006. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Management does not believe that the level of non-performing loans at June 30, 2007 reflects any systemic problem within the Company’s loan portfolio. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans further deteriorate in the future, additional write downs may be required on these loans. The ratio of the allowance for loan losses to total loans was 1.19% at June 30, 2007; 1.39% at December 31, 2006; and 1.37% at June 30, 2006, respectively. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is adequate to provide for potential losses at the current time. At June 30, 2007, the ratio of the allowance for loan losses to total non- performing assets was 127.4% compared to 288.82% at December 31, 2006 and 244.5% at June 30, 2006.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan experience with the borrower(s), the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. The growth in total loan balances since December 31, 2006, and the absence of any provision for loan losses in the quarter ended June 30, 2007, partly due to the high percentage of recoveries to charge offs and the general adequacy of the reserve, has resulted in the ratio of the reserve for loan losses to outstanding loans declining to 1.19% at June 30, 2007. Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong probability that additions to the reserve for loan losses may resume in subsequent periods. This decision would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, strong loan growth, overall economic conditions, and the volume of non-performing loans.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the second quarter 2007, total securities were $181.8 million, an increase of $16.3 million or 9.9% compared to December 31, 2006 balances of $165.5 million, and have increased by $23.7 million or 15.0% since June 30, 2006 balance of $158.1 million. Investment securities represented 39.3% of total assets, and 43.2% of earning assets at June 30, 2007, compared to 37.8% and 40.9% respectively at December 31, 2006 and 38.7% and 42.3% respectively at June 30, 2006.

The securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities so classified are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value in accordance with SFAS 115. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s recent purchases of securities have generally been limited to securities of investment grade credit quality with short to intermediate and occasionally, longer term maturities.

The Company reviews all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds five corporate securities whose credit ratings have declined below minimum investment grade: $1 million, Ford Motor Corporation maturing September 2011; $1 million, Ford Motor Credit Corporation maturing October 2009; $1 million, GMAC maturing May 2008; $1 million, GMAC maturing February 2012; and $1 million, Deluxe Corporation maturing October 2014. Following the quarterly evaluation of these securities, management has concluded that, at the current time, no impairment, permanent or other than temporary, has occurred. Additionally, the Company does not own any securities collateralized by “sub-prime” mortgages.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.98% for the second quarter of 2007, compared to 5.97% for the same period in 2006. For the year to date, the aggregate yield was 6.00% in 2007 versus 5.97% in 2006. The increase in yield was due to the purchases of higher yielding U.S. Government agency securities with excess cash generated by deposit growth and with proceeds from called and matured securities reinvested in securities with higher yields and shorter duration.

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

Total deposits were $382.0 million as of June 30, 2007, an increase of 6.7% or $24.0 million since December 31, 2006. Total deposits have increased by $49.1 million or 14.6% from the June 30, 2006 level of $332.9 million. The average aggregate interest rate paid on interest bearing deposits was 4.11% in the second quarter of 2007, compared to 3.26% for the corresponding period in 2006. The year to date aggregate interest rate paid on interest bearing deposits was 4.05% in 2007 versus 3.14% in 2006. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At June 30, 2007, certificates of deposit represented 61.9% of total deposits as compared to 61.2% at December 31, 2006 and 55.7% at June 30, 2006.

The Company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2007:

		Time Deposits (Dollars in thousands)
	June 30, 2007	December 31, 2006	June 30, 2006
Three months or less	$ 9,515	$ 7,337	$ 3,814
Three to twelve months	22,817	22,766	18,872
Over twelve months	41,840	34,536	28,563
Total	$ 74,172	$ 64,639	$51,249

Borrowings from the Federal Home Loan Bank at June 30, 2007 totaled $35 million consisting of seven term advances of $5 million each, and have not changed in composition or structure since December 31, 2006. The second quarter 2007 weighted average cost of these borrowings is 4.43% versus 4.01% in the comparable quarter of 2006, and year to date the average cost was 4.42% in 2007 compared to 4.23% in 2006. At June 30, 2006 there were no overnight Federal Home Loan Bank borrowings and term advances totaled $36 million; during the fourth quarter 2006, a $1 million term borrowing was called and paid off.

As of June 30, 2007, the Company had $5 million in capital trust preferred debt outstanding that originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points which resets quarterly. The debt matures on December 17, 2033, but is callable at par at the option of the Company in whole or part on or after December 17, 2008.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of June 30, 2007, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements
The Company (Consolidated)		June 30, 2007	December 31, 2006	June 30, 2006
Tier 1 risk-based capital	4.0%	13.3%	14.4%	13.4%
Total risk-based capital	8.0%	14.2%	15.3%	14.3%
Leverage ratio	4.0%	9.8%	10.7%	10.0%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	13.0%	14.1%	13.1%
Total risk-based capital	8.0%	13.8%	15.1%	14.1%
Leverage ratio	4.0%	9.6%	10.0%	9.7%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, and the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window. Currently and in the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans, and the Company expects this condition to continue in future quarters. The Company has previously used portions of its borrowing availability when interest rates were favorable, to purchase marketable securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves periodic monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

We utilize a simulation model analysis to measure the sensitivity of net interest income to changes in interest rates. The model utilized calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

In the second quarter of 2007 the prime interest rate remained unchanged and the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk during the second quarter of 2007.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the

Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2006, and other reports from time to time filed with or furnished to the U. S. Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

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

As of June 30, 2007, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Shareholders on May 22, 2007. A quorum of stockholders was present, consisting of a total of 1,952,985 shares, represented in person or by proxy.

(c)	Matters voted upon:

1.	Election of directors for a three year term:

		For	Withheld
	Kemper W. Baker, Jr.	1,941,171	11,814
	John B. Larus	1,947,017	5,967
	James T. Napier.	1,903,609	49,376

2.	Ratification of Yount, Hyde & Barbour, P.C. as the independent registered public accounting firm:

	Votes for	1,949,261
	Votes against	1,259
	Abstentions	2,465
	Broker non-votes	N/A

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

(Registrant)

Date: August 14, 2007	/s/ Ralph Larry Lyons

Ralph Larry Lyons, President and Chief Executive

Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ Charles F. Catlett, III

Charles F. Catlett, III, Senior Vice President and

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial

Officer Pursuant to 18 U.S.C. Section 1350.