Form 10-Q
period 2007-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2007-11-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number outstanding of each of the issuer’s classes, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Common stock, par value $1.25	2,438,158

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information	Page No.

Item 1	Financial Statements

Consolidated Balance Sheets -

September 30, 2007 (Unaudited) and December 31, 2006	3

Consolidated Statements of Income – Three and Nine

Months Ended September 30, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Stockholders’ Equity - Nine

Months Ended September 30, 2007 and 2006 (Unaudited)	6

Consolidated Statements of Cash Flows - Nine

Months Ended September 30, 2007 and 2006 (Unaudited)	7

Notes to Consolidated Financial Statements -

September 30, 2007 and 2006 (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Controls and Procedures	26

Part II. Other Information

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6	Exhibits	27

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$9,797,925	$9,563,381
Federal funds sold	-	30,242,000
Total cash and cash equivalents	9,797,925	39,805,381
Securities available for sale at fair value	174,262,584	157,253,773
Securities held to maturity at amortized cost (fair value 2007 $6,409,167; 2006 $8,450,928)	6,288,440	8,269,965
Mortgage loans held for sale	150,000	192,400
Total loans	248,099,273	208,562,789
Less:Unearned income	(62,349)	(55,593)
Allowance for loan losses	(2,795,557)	(2,889,496)
Loans, net	245,241,367	205,617,700
Bank premises and equipment, net	10,453,383	10,591,743
Accrued interest receivable	3,669,707	2,685,888
Other assets	16,624,835	13,118,380
Total assets	$466,488,241	$437,535,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$44,157,436	$42,396,257
Interest bearing demand deposits and NOW accounts	59,341,314	57,737,121
Savings deposits	33,179,391	38,745,115
Time deposits, $100,000 and over	74,429,863	64,638,800
Other time deposits	162,618,085	154,476,186
Total deposits	373,726,089	357,993,479
Federal funds purchased and securities sold under repurchase agreements	11,865,129	64,500
FHLB advances	35,000,000	35,000,000
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	677,880	628,941
Other liabilities	2,187,009	1,607,364
Total liabilities	$428,611,107	$400,449,284
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,438,158
and 2,419,293 shares issued and outstanding, respectively	$3,047,697	$3,024,117
Surplus	14,665,253	14,329,239
Retained earnings	23,063,051	21,396,176
Accumulated other comprehensive income (loss)	(2,898,867)	(1,663,586)
Total stockholders’ equity	$37,877,134	$37,085,946
Total liabilities and stockholders’ equity	$466,488,241	$437,535,230

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$5,182,185	$4,451,113	$14,288,061	$12,759,892
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,465,377	1,136,652	4,279,825	3,332,262
U.S. Treasury securities	-	-	-	5,369
States and political subdivisions	234,777	259,633	732,264	791,729
Other	976,787	953,279	2,880,145	2,892,878
Interest on federal funds sold	4,901	39,528	512,940	46,541

Total interest income	$7,864,027	$6,840,205	$22,693,235	$19,828,671

Interest expense
Interest on deposits	3,443,004	2,532,168	10,067,025	6,913,432
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	85,337	3,786	98,533	183,103
FHLB borrowings	388,189	413,761	1,160,677	1,076,763
Capital trust preferred securities	104,906	106,679	311,162	300,880

Total interest expense	4,021,436	3,056,394	11,637,397	8,474,178

Net interest income	3,842,591	3,783,811	11,055,838	11,354,493

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	3,842,591	3,783,811	11,055,838	11,354,493
Non-interest income
Deposit fees and charges	504,024	473,018	1,333,907	1,403,559
Bank card fees	123,062	104,656	346,876	308,720
Increase in cash surrender value of life insurance	125,012	52,848	262,120	158,543
Secondary mortgage market loan fees	7,581	58,398	114,295	196,749
Investment and insurance commissions	94,039	77,475	269,011	262,050
Realized gain (loss) on sale of securities available for sale	(17,406)	-	4,987	96,315
Realized gain on sale of assets	-	-	-	757,416
Other	43,908	66,602	190,321	293,728

Total other income	880,220	832,997	2,521,517	3,477,080

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Other expenses
Salaries and wages	1,452,837	1,351,487	4,115,207	4,016,431
Pensions and other employee benefits	494,656	415,100	1,545,630	1,419,638
Occupancy expense	152,658	173,489	497,627	494,985
Equipment depreciation	160,637	177,042	476,072	556,252
Equipment repairs and maintenance	89,108	101,708	308,069	269,371
Advertising and public relations	84,685	85,959	338,695	253,987
Federal insurance premiums	10,808	10,276	31,389	30,584
Office supplies, telephone, and postage	140,391	151,123	372,769	442,580
Taxes and licenses	72,894	64,133	221,989	198,589
Legal and professional fees	89,924	86,589	259,311	232,313
Consulting fees	77,272	77,676	227,311	231,542
Other operating expenses	486,580	483,196	1,431,747	1,427,307

Total other expenses	3,312,450	3,177,778	9,825,816	9,573,579

Income before income taxes	1,410,361	1,439,030	3,751,539	5,257,994

Income taxes	303,847	312,150	772,367	1,269,306

Net income	$1,106,514	$1,126,880	$2,979,172	$3,988,688

Earnings per share of common stock - basic:
Income before income taxes	$0.58	$0.60	$1.54	$2.19
Net income	$0.46	$0.47	$1.23	$1.66

Earnings per share of common stock - diluted:
Income before income taxes	$0.57	$0.59	$1.53	$2.15
Net income	$0.45	$0.46	$1.21	$1.63

Dividends paid per share	$0.18	$0.18	$0.54	$0.53

Weighted average shares	2,435,021	2,408,280	2,429,793	2,403,965
Weighted average shares assuming dilution	2,464,179	2,446,955	2,458,215	2,442,518

Return on average assets	0.96%	1.11%	0.87%	1.32%
Return on average equity	11.92%	12.00%	10.58%	14.85%

Average assets	460,816,896	406,373,662	454,602,971	404,084,278
Average equity	37,131,866	37,558,829	37,546,200	35,816,950

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	(Loss)	Income	Total

Balance, December 31, 2005	$2,857,023	$10,898,720	$21,013,201	$(1,859,973)		$32,908,971
Comprehensive income:
Net income	-	-	3,988,688	-	3,988,688	3,988,688
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of deferred
income taxes of $24,323	-	-	-	(47,093)	(47,093)	(47,093)
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $32,747	-	-	-	(63,568)	(63,568)	(63,568)

Total comprehensive income					$ 3,878,027

Issuance of common stock:
3,502 shares pursuant to exercise of stock options	4,377	36,324	-	-		40,701
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	12,911	-	-		12,911
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)	-		-
7,283 shares pursuant to dividend reinvestment plan	9,104	188,481	-	-		197,585
Payment for fractional shares of common stock	-	-	(6,223)	-		(6,223)
Cash dividends declared, $.53 per share	-	-	(1,254,587)	-		(1,254,587)
Balance, September 30, 2006	$3,013,278	$14,167,808	$20,566,933	$(1,970,634)		$35,777,385

Balance, December 31, 2006	$3,024,117	$14,329,239	$21,396,176	$(1,663,586)		$37,085,946
Comprehensive income:
Net income	-	-	2,979,172	-	2,979,172	2,979,172
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $636,083	-	-	-	(1,232,131)	(1,232,131)	(1,232,131)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $1,837	-	-	-	(3,150)	(3,150)	(3,150)

Total comprehensive income					$ 1,743,891

Issuance of common stock:
9,512 shares pursuant to exercise of stock options	11,889	95,426	-	-		107,135
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	41,658	-	-		41,658
9,353 shares pursuant to dividend reinvestment plan	11,691	198,930	-	-		210,621
Cash dividends declared, $.54 per share	-	-	(1,312,297)	-		(1,312,297)
Balance, September 30, 2007	$3,047,697	$14,665,253	$23,063,051	$(2,898,867)		$37,877,134

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

		2007	2006
Cash Flows from Operating Activities
Net Income		$2,979,172	$3,988,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		630,098	703,213
Amortization		27,883	27,883
Deferred income taxes		(64,213)	(105,873)
Amortization and accretion on securities, net		12,333	29,335
Loss on valuation of Swap Agreement		29,379	9,007
Realized gain on sales of securities available for sale		(4,987)	(96,315)
Realized gain on sale of assets		-	(757,416)
Increase in cash surrender value of life insurance		(262,120)	(160,023)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale		42,400	909,800
Accrued interest receivable		(983,819)	(540,651)
Other assets		15,657	(191,789)
Increase (decrease) in liabilities:
Accrued interest payable		48,939	(15,010)
Other liabilities		579,645	561,390
Net cash provided by operating activities		3,050,367	4,362,239

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity		1,984,500	80,400
Proceeds from calls and maturities of securities available for sale		8,718,623	6,466,375
Proceeds from sales of securities available for sale		4,110,287	9,361,737
Purchase of securities available for sale		(31,721,243)	(13,434,129)
Net increase in loans made to customers		(39,623,667)	(14,473,000)
Proceeds from sale of assets		-	879,648
Net purchases of premises and equipment		(491,738)	(194,236)
Acquisition of other assets		(2,573,463)	(292,050)
Net cash (used in) investing activities		(59,596,701)	(11,605,255)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts		(2,200,352)	(8,663,737)
Net increase in time deposits		17,932,962	22,802,494
Net increase (decrease) in fed funds purchased & securities sold under repurchase agreements		11,800,629	(4,606,500)
Net proceeds on FHLB borrowings		-	5,500,000
Net proceeds from issuance of common stock		317,936	238,286
Payment for purchase of fractional shares of common stock		-	(6,223)
Dividends paid		(1,312,297)	(1,254,587)
Net cash provided by financing activities		$26,538,878	$14,009,733

Increase (decrease) in cash and cash equivalents		$(30,007,456)	$6,766,717
Cash and cash equivalents:
Beginning		$39,805,381	9,628,534
Ending		$9,797,925	$16,395,251

Supplemental Disclosures of Cash Flow Information
Cash payments for:	Interest	$11,588,458	$8,431,133
	Income Taxes	851,732	1,393,413
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale		$ (1,873,201)	$ (167,732)

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

The consolidated financial statements include the accounts of Central Virginia Bankshares, Inc. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$97,441,334	$150,549	$(1,101,498)	$96,490,385
Bank eligible preferred and equities	18,634,753	24,650	(2,235,843)	16,423,560
Mortgage-backed securities	8,986,578	5,243	(315,009)	8,676,812
Corporate and other debt	40,923,193	337,035	(1,218,171)	40,042,057
States and political subdivisions	12,669,990	95,504	(135,724)	12,629,770
	$178,655,848	$612,981	$(5,006,245)	$174,262,584

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$81,442,551	$33,928	$(1,554,741)	$79,921,738
Bank eligible preferred and equities	19,967,296	117,233	(1,087,111)	18,997,418
Mortgage-backed securities	9,310,083	8,153	(180,986)	9,137,250
Corporate and other debt	36,375,834	470,920	(384,815)	36,461,939
States and political subdivisions	12,678,070	121,854	(64,496)	12,735,428
	$159,773,834	$752,088	$(3,272,149)	$157,253,773

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$6,288,440	$120,760	$(33)	$6,409,167

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$8,269,965	$180,963	$ -	$8,450,928

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at September 30, 2007 and December 31, 2006.

	September 30, 2007
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. government agencies & corporations	$19,724,930	$(141,987)	$47,670,525	$(959,511)	$67,395,455	$(1,101,498)
Bank eligible preferred and equities	12,451,510	(1,497,593)	3,474,250	(738,250)	15,925,760	(2,235,843)
Mortgage-backed securities	814,940	(171,498)	6,750,812	(143,511)	7,565,752	(315,009)
Corporate and other debt	17,368,639	(827,246)	11,212,429	(390,925)	28,581,068	(1,218,171)
States and political subdivisions	2,420,873	(62,760)	3,594,052	(72,964)	6,014,925	(135,724)
	$52,780,892	$(2,701,084)	$72,702,068	$(2,305,161)	$125,482,960	$(5,006,245)
Securities Held to Maturity
States and political subdivisions	$ 274,906	$ (33)	$ -	$ -	$ 274,906	$ (33)

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corporations	$11,988,050	$(212,381)	$55,964,451	$(1,342,360)	$67,952,501	$(1,554,741)
Bank eligible preferred and equities	6,035,250	(272,761)	9,120,900	(814,350)	15,156,150	(1,087,111)
Mortgage-backed securities	-	-	7,723,163	(180,986)	7,723,163	(180,986)
Corporate and other debt	1,021,774	(5,937)	16,182,060	(378,878)	17,203,834	(384,815)
States and political subdivisions	887,079	(26,018)	3,712,284	(38,478)	4,599,363	(64,496)
	$19,932,153	$(517,097)	$92,702,858	$(2,755,052)	$112,635,011	$(3,272,149)
Securities Held to Maturity
States and political subdivisions	$ -	$ -	$ -	$ -	$ -	$ -

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses as the market value of securities will fluctuate in response to these market factors. Of the total $5,006,278 in gross unrealized losses for both available for sale and held to maturity securities at September 30, 2007, $2,305,161 was related to available for sale securities that have been in an unrealized loss position for more than 12 months. The majority of these losses are related to $959,511 in fixed rate U.S. Government Agency securities, and $738,250 in fixed rate bank eligible preferred securities issued by FNMA and FHLMC. The Company has determined that this impairment is temporary, as it is due primarily to increases in market interest rates on fixed rate securities purchased in prior years. The Company is a long-term investor, and has both the intent and ability to hold these securities for indefinite periods until such time as their market value recovers, the security is called at par, or it matures. The primary relevant factor in the Company’s evaluation to establish that the impairment is not “other than temporary”, is the relationship of current market interest rates as compared to the fixed coupon rate of the securities. There was little weight given to credit risk as the issues are generally investment grade or better. In conducting this analysis, the Company determines if the overall evidence suggests that it can recover substantially all of its basis in the securities within a reasonable period of time. If this determination is affirmative, the impairment is considered temporary. In this instance, the fair value impairment loss primarily is due to the fact that the fixed coupon or dividend rates on these securities are lower than the current rates for comparable maturities. The Company has determined that there was no other than temporary impairment associated with the above securities at September 30, 2007.

Note 3. Loans

Major classifications of loans are summarized as follows:

	September 30,	December 31,
	2007	2006
Commercial	$44,645,092	$40,683,336
Real Estate:
Mortgage	102,109,191	78,986,039
Home equity	12,954,276	10,795,899
Construction	78,281,577	68,204,002
Total real estate	193,345,044	157,985,940
Bank cards	944,435	893,973
Installment	9,164,702	8,999,540
	248,099,273	208,562,789
Less unearned income	(62,349)	(55,593)
	248,036,924	208,507,196
Allowance for loan losses	(2,795,557)	(2,889,496)
Loans, net	$245,241,367	$205,617,700

Changes in the allowance for loan losses were as follows:

	September 30, 2007	December 31,	September 30, 2006
	(Unaudited)	2006	(Unaudited)
Balance, beginning	$2,889,496	$2,917,670	$2,917,670
Provision charged to operations	-	-	-
Loans charged off	(144,294)	(107,442)	(75,172)
Recoveries	50,355	79,268	62,584
Balance, ending	$2,795,557	$2,889,496	$2,905,082

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	September 30, 2007	December 31,
	(Unaudited)	2006
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts monthly to one-month LIBOR
minus 50 basis points, currently 4.82%, principal due
and payable on July 23, 2012, callable only on July 23,
2007, otherwise converts to 3.93% fixed rate	-	5,000,000
Interest payable and adjusts quarterly to three-month LIBOR
minus 100 basis points, currently 4.36%, principal due
and payable on July 24, 2017, callable quarterly beginning
July 24, 2008. On July 25, 2008 converts to 4.5092%	5,000,000	-
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,
callable only on June 30, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly beginning at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
	$35,000,000	$35,000,000

Note 5. Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 324,949 shares of common stock of which 157,628 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. All shares reported have been restated for the 5% stock dividend in June 2006. The Company has not issued new options, and no expense has been recognized in 2006 or 2007.

The following table presents a summary of options under the Plan at September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	65,969	$ 13.87	-
Granted	-	-	-
Exercised	(9,512)	11.15	-
Canceled or expired	-	-	-
Options outstanding, Sept. 30	56,457	$ 14.33	$ 325,841
Options exercisable, Sept. 30	56,457	$ 14.33	$ 325,841

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options (in thousands) outstanding at September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.89-$26.04	56,457	3.0 years	$14.33	56,457	$14.33

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

Results of Operations

The following discussion is intended to assist the users of financial statements in understanding the results of operations and financial condition of the Company.  This discussion should be read in conjunction with the accompanying consolidated financial statements.

The Company’s net income in the third quarter of 2007 was $1,106,514 a decline of 1.8% or $20,366 as compared to $1,126,880 in the third quarter of 2006. This decrease resulted from the combination of three factors; (i) an increase in net interest income of $58,780 principally due to higher levels of earning assets producing more interest income than interest expense associated with funding the earning assets; (ii) an increase in non-interest income of $47,223; and (iii) an increase in non-interest expenses of $134,670, and the resulting decline in income taxes of $8,303. For the third quarter of 2007, basic earnings per share were $0.46 compared to $0.47 in the third quarter of 2006, a decline of 2.1%, and on a fully diluted basis earnings per share were $0.45 versus $0.46 a decline of 2.2% compared to the corresponding period in 2006. The Company’s annualized return on average equity was 11.92% in the third quarter of 2007, compared to 12.00% for the third quarter of 2006. The third quarter 2007 return on average assets was 0.96% versus 1.11% in the third quarter 2006.

For the first nine months of 2007, the Company’s net income was $2,979,172 a decrease of $1,009,516 or 25.3% compared to $3,988,688 reported for the first nine months of 2006. However, upon adjusting the prior year’s net income downward by $499,895 for the after tax effect of the nonrecurring gains from the sale of bank assets, principally originating from the sale of the bank’s former main office branch in June 2006, the comparable net income for the first nine months of 2006 would have been $3,488,793. Therefore, on a comparable basis, year to date 2007 net income declined by $509,621 or 14.6% from the prior year. On a per share basis, basic earnings for the first nine months of 2007 was $1.23 and fully diluted was $1.21 compared to the reported basic $1.66 and diluted $1.63 earnings per share, again, after adjusting the prior year for the nonrecurring gains, basic and fully diluted earnings per share would be $1.45 and $1.43 respectively resulting in declines of 15.2% and 15.4% in 2007 compared to 2006. The annualized year to date 2007 return on average assets was 0.87% compared to 2006 reported 1.32%, which following the adjustment for the nonrecurring gain would have been 1.15%. The 2007 year to date return on average stockholders’ equity was 10.58% versus the reported 14.85% and adjusted 12.99% for the comparable period of the prior year.

Net Interest Income. The Company’s net interest income was $3,842,591 for the third quarter of 2007, compared to $3,783,811 for the third quarter of 2006, an increase of $58,780 or 1.6%. Interest and fees earned on loans were $5,182,185 for the third quarter of 2007, an increase of $731,072 or 16.4% over the prior year’s third quarter total of $4,451,113. The improvement is largely attributable to increases in the average volume of loans outstanding and to a lesser extent, the impact of interest rate resets on variable rate loans. Interest on investment securities and federal funds sold totaled $2,681,842 an increase of $292,750 or 12.3% versus $2,389,092 due principally to growth in the average volume of securities. The total interest of $7,864,027 on the aforementioned earning assets exceeded the prior year’s comparable quarter total of $6,840,205 by $1,023,822 or 15.0%, and resulted from the $48.3 million or 12.6% growth in earning assets as compared to the third quarter of 2006.

The interest expense on deposits and borrowings also increased during the third quarter 2007. Interest expense on deposits grew by $910,836 or 36.0% totaling $3,443,004 compared to $2,532,168 in the third quarter 2006; while interest expense on borrowings increased by $54,206 or 10.3% to $578,432 as compared to $524,226 in the third quarter of the prior year. The increase in interest expense on deposits is the result of increases in the volume of certificates of deposit outstanding coupled with continuing upward repricing of interest rates on existing certificates of deposit and other interest bearing deposit accounts. The increase in deposit rates has resulted largely from significant pricing competition among competing financial institutions in the markets we serve. The interest expense on total borrowings increased due to a higher volume of federal funds purchased and repurchase agreements resulting in

$81,551 higher interest expense, partially offset by $25,572 lower interest expense on Federal Home Loan Bank borrowings resulting from a reduction in overnight borrowings and an increase in term borrowings as compared to the third quarter of the prior year, and a decline of $1,773 in interest expense on the capital trust preferred.

For 2007 year to date, net interest income totaled $11,055,838 a decline of 2.6% or $298,655 compared to $11,354,493 for year to date 2006. The decline is primarily due to lower net interest income in the first and second quarters of 2007 versus the prior year. This was a consequence of the flatness of the yield curve and margin compression due to significant increases in interest on deposits as a result of both rate and volume increases exceeding the increases in interest earned on loans and securities. However, in the third quarter 2007, net interest income finally exceeded the comparable period of the prior year, reversing the trend of the previous two quarters. Comparing year to date 2007 with 2006, interest and fees on loans, were up $1,528,169 or 12.0%, interest on securities and federal funds sold were up $1,336,395 or 18.9%; interest expense on deposits was up $3,153,593 or 45.6% and interest expense on borrowings was essentially unchanged, up $9,626 or 0.6%. The 2007 year to date net interest margin was 3.64% compared to 4.17% in 2006. The bank remains asset sensitive and, in the event of future interest rate cuts by the Federal Reserve, it may experience a moderate amount of compression in net interest income and a lower net interest margin in future periods.

Average earning assets in the third quarter 2007 were $431.4 million an increase of $48.3 million or 12.6% compared to $383.1 million in the corresponding quarter last year. Average loan balances increased to $242.0 million versus $211.9 million, an increase of $30.1 million or 14.2% from the prior year’s third quarter average balances. The bank's investment securities average balance increased by $21.3 million or 12.7% to $189.0 million from $167.7 million in the prior year’s third quarter, while average overnight federal funds sold decreased sharply to $0.4 million down by $2.6 million from $3.0 million in the third quarter last year. Total deposits continue to grow, averaging $373.8 million for the quarter, a $45.4 million or 13.8% increase versus last year’s third quarter average of $328.5 million. Total borrowings grew by $5.7 million, averaging $47.1 million, an increase of 13.7% over the prior year’s third quarter average of $41.4 million, helping to fund the growth in earning assets. Average total assets grew strongly in the third quarter 2007, increasing by $54.4 million or 13.4% to $460.8 million from $406.4 million last year.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Three Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(amounts in thousands)
Interest earning assets:
Federal funds sold	$372	$5	5.38%	$2,991	$40	5.35%
Securities:
U. S. Treasury and other U. S.
government agencies and corporations	107,784	1,465	5.44%	86,444	1,136	5.26%
States and political subdivisions	19,126	308	6.44%	20,698	343	6.63%
Other securities	62,118	1,069	6.88%	60,580	1,048	6.92%
Total securities	189,028	2,842	6.01%	167,722	2,528	6.03%
Loans	242,005	5,191	8.58%	212,387	4,451	8.38%

Total interest-earning assets	$431,405	$8,038	7.45%	$383,100	$7,018	7.33%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$60,157	$341	2.27%	$54,007	$275	2.04%
Savings	33,704	127	1.51%	38,191	145	1.52%
Other time	236,580	2,975	5.03%	190,038	2,112	4.45%
Total deposits	330,441	3,443	4.17%	282,236	2,532	3.59%
Federal funds purchased and securities
sold under repurchase agreements	6,964	85	4.90%	281	4	5.40%
FHLB advances
Term	35,000	388	4.43%	33,391	377	4.52%
Overnight	-	-	-	2,609	37	5.67%
Capital trust preferred securities	5,155	105	8.15%	5,155	107	8.30%
Total interest-bearing
liabilities	$377,560	$4,021	4.26%	$323,672	$3,057	3.78%

Net interest spread		$4,017	3.19%		$3,961	3.55%

Net interest margin			3.72%			4.14%

	Nine Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$13,005	$513	5.26%	$1,218	$47	5.14%
Securities:
U. S. Treasury and other U. S. government
agencies and corporations	105,574	4,280	5.41%	85,743	3,338	5.19%
States and political subdivisions	19,947	961	6.42%	21,134	1,053	6.64%
Other securities	61,017	3,157	6.90%	61,673	3,176	6.87%
Total securities	186,538	8,398	6.00%	168,550	7,567	5.99%
Loans	224,930	14,300	8.48%	210,460	12,760	8.08%

Total interest-earning assets	$424,473	$23,211	7.29%	$380,228	$20,374	7.14%

Interest bearing liabilities:
Deposits:
Interest bearing demand	$59,659	$993	2.22%	$55,311	$770	1.86%
Savings	34,554	388	1.50%	40,634	447	1.47%
Other time	234,105	8,686	4.95%	184,397	5,696	4.12%
Total deposits	328,318	10,067	4.09%	280,342	6,913	3.29%
Federal funds purchased and securities
sold under repurchase agreements	2,736	99	4.80%	4,693	183	5.20%
FHLB advances
Term	35,000	1,161	4.42%	26,923	843	4.17%
Overnight	-	-	-	6,015	234	5.19%
Capital trust preferred securities	5,155	311	8.04%	5,155	301	7.79%
Total interest-bearing
liabilities	$371,209	$11,638	4.18%	$323,128	$8,474	3.50%

Net interest spread		$11,574	3.11%		$11,900	3.65%

Net interest margin			3.64%			4.17%

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net deferred loan fees earned, and interest expense, expressed as a percentage of average interest earning assets. The fully tax equivalent net interest income for the third quarter 2007 was $4.02 million, an increase of 1.4% compared to $3.96 million in the third quarter of 2006. The tax equivalent net interest margin was 3.72% for the quarter compared to 4.14% in third quarter 2006. For the nine months year to date, the tax equivalent net interest income was $11.6 million a decline of $0.3 million or 2.5% from $11.9 million in the first nine months of the prior year. The year to date 2007 tax equivalent net interest margin was 3.64% compared to 4.17% in the comparable period of the prior year.

Non-Interest Income.

Non-interest income for the third quarter 2007 was $880,220 compared to $832,997 in the prior year, an increase of $47,223 or 5.7% The overall increase was due to an increase in the accretion of cash value of bank owned life insurance of $72,164 or 136.6% stemming from additional principal investments in this product made earlier in 2007. Non-deposit investment product sales have increased by $16,564 or 21.4% as a result of higher sales volumes versus the prior year. Deposit fees and charges increased by $31,006 or 6.6% due to an increase in many of the bank’s miscellaneous fees and charges instituted in the third quarter. Bank card fees were up $18,406 or 17.6% due to increasing debit card transaction levels. These increases were partially offset by a $50,817 or 87.0% decline in secondary market mortgage loan fees, as fewer mortgage loans were sold in the secondary market and $17,406 in losses from available for sale securities sold during the quarter as part of the bank’s investment portfolio management, versus no such losses in the prior year. Other non-interest income declined $22,694 or 34.1% partly due to the removal of the impact, in the prior year, of the short cut method of hedge accounting for the Company’s interest rate swap, and the subsequent early termination of the interest rate swap altogether in the first quarter of 2007, and declines in other miscellaneous income.

Year to date 2007 non-interest income totaled $2,521,517 a decline of $955,563 or 27.5% when compared to $3,477,080 in the prior year 2006. However, upon adjusting for the nonrecurring pre-tax gain on sale of assets of $757,416, the comparable total non-interest income for year to date 2006 would be $2,719,664. Comparing 2007 with this adjusted total, indicates a decline of $198,147 or 7.3%. The categories with the most significant year to date increases or decreases were deposit fees and charges, down $69,652 or 5.0%; secondary market mortgage fees, down $82,454 or 41.9% due to the lower volumes of loans sold resulting partly from the slow down in the housing market, net gains on sales of securities was down $ 91,328 or 94.8% due to fewer transactions with gains versus losses as part of overall portfolio management; other income was down $103,407 or 35.2% largely due to the removal of short cut hedge accounting in the prior year for the Company’s interest rate swap. Offsetting these declines was the $103,577 or 65.3% increase in accretion of cash value of the bank owned life insurance.

Non-Interest Expenses.

Non-interest expense increased by $134,672 or 4.2% to $3.3 million in the third quarter 2007 compared to $3.2 million last year. Total salaries and benefits increased by $180,906 or 10.2% totaling $1.9 million for the third quarter 2007 versus $1.8 million in the comparable quarter of 2006. This increase is due principally to normal periodic salary increases. Expense categories with significant changes were occupancy expense down $20,831 or 12.0% from lower building repairs and building improvement depreciation, equipment depreciation down $16,406 or 9.3% as more bank equipment assets became fully depreciated; equipment repairs and maintenance down $12,601 or 12.4%; office supplies telephone and postage declined $10,732 or 7.1% due in part to lower communication expense due to the impact of changes in service coupled with more efficient purchases of office supplies. The bank’s efficiency ratio for the third quarter 2007 was 67.7% versus the prior year’s third quarter 66.3%. The increase in this measure is largely due to the lower net interest income and to a lesser extent, higher expenses.

For year to date 2007, total non-interest expense was $9,825,816 an increase of $252,237 or 2.6%, compared to $9,573,579 for year to date 2006. For the nine months year to date, the categories with the most significant increases or decreases were salaries and benefits up $224,768 or 4.1%; advertising and public relations, up $84,706 or 33.4% resulting from the increased emphasis on marketing and product advertising; equipment repairs and maintenance was up $38,698 or 14.4% generally due to increases in hardware and software annual maintenance expense. Offsetting the increases in expenses were declines of $80,180 or 14.4% in equipment depreciation, and $69,811 or 15.8% in office supplies telephone and postage expense primarily due to service level changes in voice and data communications. The Company’s efficiency ratio for the nine months year to date 2007 was 69.7% versus the prior years reported 62.3%.

Income Taxes.

The Company reported income taxes of $303,847 in the third quarter of 2007, compared to $312,150 for the third quarter of 2006. These amounts yielded effective tax rates of 21.5% and 21.7%, respectively. The decline in the income before income taxes, accounts for the majority of the decline in the income taxes paid. Additionally, the impact of lower non-taxable income from municipal securities and preferred stocks also affects the effective tax rate.

On a year to date basis, income taxes represented $772,367 in 2007 compared to $1,269,306 in 2006, with effective tax rates of 20.6% and 24.1% respectively, with 2006 significantly impacted by the tax associated with the $757,416 nonrecurring gain on sale of assets.

Financial Condition

Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company generally does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area, however, we continue to experience an increasing number of lending relationships outside of what has traditionally been our primary service area.

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

At September 30, 2007, total loans net of unearned income were $248.0 million and had increased by $39.5 million from December 31, 2006, and had grown $36.0 million from September 30, 2006. The loan to deposit ratio was 66.4% at September 30, 2007, compared to 58.2% at December 31, 2006 and 63.0% at September 30, 2006. At September 30, 2007, real estate related loans accounted for 77.9% of the total loan portfolio, consumer loans were 4.1% of the total portfolio, and commercial and industrial loans represented 18.0% of the total portfolio as compared to 75.8%, 4.7%, and 19.5% respectively at December 31, 2006 and 76.7%, 4.8%, and 18.5%, respectively at September 30, 2006.

Asset Quality. Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans reaching non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other real estate owned (OREO) is real estate acquired through foreclosure.

	Sept. 30 2007	June 30 2007	March 31 2007	Dec. 31 2006	Sept. 30 2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis	$810	$1,436	$1,512	$736	$755
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,129	799	136	264	594
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$1,939	$2,235	$1,648	$1,000	$1,349
Other real estate owned	-	-	-	-	-
Other non-performing assets	-	-	-	-	-
Total non-performing assets	$1,939	$2,235	$1,648	$1,000	$1,349

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was no real estate acquired through foreclosure (OREO) at September 30, 2007, or December 31, 2006. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Management does not believe that the level of non-performing loans at September 30, 2007 reflects any material systemic problem within the Company’s loan portfolio. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions in the carrying value of those loans based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans deteriorate further in the future, additional write downs on these loans may be required. The ratio of the allowance for loan losses to total loans was 1.13% at September 30, 2007; 1.39% at December 31, 2006; and 1.37% at September 30, 2006, respectively. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the potential for a decline in the otherwise reasonably healthy local economic environment, and the risk as quantified by periodic analysis, the Company may elect to resume regular additions to its reserve for possible loan losses in future periods. At September 30, 2007, the ratio of the allowance for loan losses to total non-performing assets was 144.2% compared to 288.82% at December 31, 2006 and 214.4% at September 30, 2006.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan experience with the borrower(s), the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Of the $39.5 million growth in total loans since December 31, 2006, over 60% is related to single family owner occupied mortgage loans. Management concluded that, for the third quarter 2007, additions to the Company’s reserve for loan losses were not necessary due to: (i) the past loss experience associated with these types of loans, (ii) the percentage of recoveries to charge offs and (iii) the general adequacy of the reserve in the aggregate. This decision resulted in the ratio of the reserve for loan losses to outstanding loans declining to 1.13% at September 30, 2007.

Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong probability that additions to the reserve for loan losses may resume in subsequent periods. Such a decision to resume additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing loans.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the third quarter 2007, total securities were $180.6 million, an increase of $15.0 million or 9.1% compared to December 31, 2006 balances of $165.5 million, and have increased by $17.5 million or 10.7% since the September 30, 2006 balance of $163.1 million. Investment securities represented 38.7% of total assets, and 42.1% of earning assets at September 30, 2007, compared to 37.8% and 40.9% respectively at December 31, 2006 and 39.2% and 40.9% respectively at September 30, 2006.

The securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities so classified are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value in accordance with SFAS 115. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s investment policy requires that all rated securities that are purchased must be investment grade or better. Recent purchases of securities have been securities of investment grade credit quality with short to intermediate and occasionally, longer term maturities.

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds five corporate securities whose credit ratings have declined below minimum investment grade: $1 million, Ford Motor Corporation maturing September 2011; $1 million, Ford Motor Credit Corporation maturing October 2009; $1 million, GMAC maturing May 2008; $1 million, GMAC maturing February 2012; and $1 million, Deluxe Corporation maturing October 2014. Following the quarterly evaluation of these securities, management has concluded that, at the current time, no impairment, permanent or other than temporary, has occurred. Additionally, the Company does not own any securities collateralized by “sub-prime” mortgages.

The fully taxable equivalent annualized average yield on the entire portfolio was 6.01% for the third quarter of 2007, compared to 6.03% for the same period in 2006. For the year to date, the aggregate yield was 6.00% in 2007 versus 5.99% in 2006. The decline in yield was due to the maturities or calls of higher yielding U.S. Government agency or Municipal securities, and reinvestment of the proceeds in lower yielding securities due to the declining rate environment.

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

Total deposits were $373.7 million as of September 30, 2007, an increase of 4.4% or $15.7 million from the $358.0 million at December 31, 2006. Total deposits have increased by $37.5 million or 11.1% from the September 30, 2006 level of $336.4 million. The average aggregate interest rate paid on interest bearing deposits was 4.17% in the third quarter of 2007, compared to 3.59% for the corresponding period in 2006. The year to date aggregate interest rate paid on interest bearing deposits was 4.09% in 2007 versus 3.29% in 2006. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At September 30, 2007, certificates of deposit represented 63.4% of total deposits as compared to 61.2% at December 31, 2006 and 58.9% at September 30, 2006.

The Company does not solicit nor does it accept any brokered or “direct placement” deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2007:

		Time Deposits (Dollars in thousands)
	September 30, 2007	December 31, 2006	September 30, 2006
Three months or less	$ 9,970	$ 7,337	$ 5,527
Three to twelve months	24,763	22,766	23,149
Over twelve months	39,697	34,536	29,211
Total	$ 74,430	$ 64,639	$57,887

Borrowings from the Federal Home Loan Bank at September 30, 2007 totaled $35 million consisting of seven term advances of $5 million each. The third quarter 2007 weighted average cost of these borrowings is 4.43% versus 4.52% in the comparable quarter of 2006. Year to date, the average cost was 4.42% in 2007 compared to 4.17% in 2006. At September 30, 2007, there were $11.8 million in overnight borrowings, consisting of $9.6 million of overnight federal funds purchased and $2.2 million of overnight repurchase agreements with commercial customers of the bank under a cash management repo sweep program, and there were no overnight Federal Home Loan Bank borrowings.

At September 30, 2007, the Company had $5 million in capital trust preferred debt outstanding that originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points which resets quarterly. The debt matures on December 17, 2033, but is callable at par at the option of the Company in whole or part on or after December 17, 2008.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of September 30, 2007, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements
The Company (Consolidated)		Sept. 30, 2007	December 31, 2006	Sept. 30, 2006
Tier 1 risk-based capital	4.0%	13.3%	14.4%	14.1%
Total risk-based capital	8.0%	14.1%	15.3%	15.1%
Leverage ratio	4.0%	9.9%	10.7%	10.5%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	12.9%	14.1%	13.9%
Total risk-based capital	8.0%	13.8%	15.1%	14.8%
Leverage ratio	4.0%	9.7%	10.0%	10.3%

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

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves periodic monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals, and under various interest rate or yield curve shifts upward and downward.

We utilize a simulation model analysis to measure the sensitivity of net interest income to changes in interest rates. The model utilized calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates because it captures the optionality of the various types of assets and liabilities. Other analysis tools such as the static gap analysis do not consider optionality.

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

During the third quarter of 2007 the prime interest rate remained at 8.25% for all but the last 13 days of the period, and the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk during the third quarter of 2007.

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

As of September 30, 2007, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: November 14, 2007	/s/ Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350.