Form 10-K
period 2007-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2008-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number: 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)

2036 New Dorset Road, Post Office Box 39 Powhatan, Virginia (Address of principal executive offices)	23139-0039 (Zip Code)

Registrant’s telephone number, including area code: (804) 403-2000

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.25 per share	The Nasdaq Stock Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Global Market on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $51,526,520.

At March 24, 2008 there were 2,450,633 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 definitive proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	7

ITEM 1B.	UNRESOLVED STAFF COMMENTS	11

ITEM 2.	PROPERTIES	11

ITEM 3.	LEGAL PROCEEDINGS	11

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	12

ITEM 6.	SELECTED FINANCIAL DATA	13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	38

ITEM 9A.	CONTROLS AND PROCEDURES	38

ITEM 9B.	OTHER INFORMATION	39

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	39

ITEM 11.	EXECUTIVE COMPENSATION	39

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	39

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	40

PART I

ITEM 1.	BUSINESS

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

The Company maintains an internet website at www.centralvabank.com, which contains information relating to it and its business. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Copies of the Company’s Audit Committee Charter, Nominating Committee Charter, Compensation Committee Charter and Code of Conduct are available upon written request to the Company’s Corporate Secretary.

Principal Market Area. The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. According to the 2000 census these counties had populations of 22,377; 9,017; 16,863; 259,903 and 262,300 respectively. The growth rate of these counties from 1990 census to 2000 census was 46.0%, 15.2%, 19.1%, 24.2%, and 20.4%, respectively. The estimated population in 2006 and the percentage growth from April 1, 2000 to July 1, 2006 according to the US Census Bureau for Powhatan, Cumberland, Goochland, Chesterfield and Henrico Counties is 27,649 & 23.6%; 9,465 & 5.0%; 20,085 & 19.1%; 296,718 & 14.2%; 284,399 & 8.5% respectively. Similar growth rates are expected for the foreseeable future. The Bank’s main office is located near the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. Three of the Bank’s branch offices are located in Chesterfield County, one in the Village Marketplace Shopping Center in the Village of Midlothian, one in the Market Square Shopping Center in Brandermill, and one in the Bellgrade shopping center, two are in Cumberland County on U.S. Route 60 one near the courthouse and the other in Cartersville, and there is one branch in the Wellesley development in the Short Pump area of western Henrico County. The Wellesley location was acquired from another financial institution and opened in July 2001 while the Bellgrade location was acquired from another financial institution in October 2003 and was opened for business in March 2004. The Bank’s present intention is to continue its activities in its current service area, and expand its franchise in the higher growth areas of the markets it serves. The Bank’s primary markets are considered to be an attractive and desirable area in which to operate.

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

                The Bank’s plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. As the Bank’s primary service area continues to shift from rural to suburban in nature, the Bank will compete aggressively for customers through its traditional personal service and extended hours of operation. The Bank will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed. Consistent with its focus on providing community based financial services, the Bank does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers will be directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. The Bank will continue to evaluate the feasibility of entering into other markets as opportunities to do so become available.

Lending Activities

Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area, however, a number of loans have been made to borrowers located outside of the primary service area. The principal risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of borrowers, followed closely by the local economic environment. In an effort to manage this risk, the Bank’s policy gives loan approval limits to individual loan officers based on their level of experience. Loans where the total borrower exposure to the Bank is less than $2,500,000 may be approved by the Bank’s Senior Loan Committee. The Board of Directors of the Bank must approve loans where the total borrower exposure is in excess of $2,500,000. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s primary market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction, the mortgage loan interest rate environment, and the number of speculative properties under construction. The Bank manages that risk by focusing on pre-sold or contract homes, and limiting the number of “speculative” construction loans in its portfolio.

Residential Mortgage Loans. Residential mortgage loans are made in amounts generally up to 80.0% of the appraised value of the property pledged as security for the loan. Most residential mortgage loans are underwritten using specific qualification guidelines that are intended to assure that such loans may be eligible for sale into the secondary mortgage market at a later point in time. The Bank generally requires an appraisal by a licensed outside appraiser for all loans secured by real estate. In some isolated instances where the Bank is familiar with the subject property, the current locality’s tax assessed value or an assessment by Bank lenders may be accepted. The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank. The Bank originates residential mortgage loans that are sold in the secondary market, or are carried in the Bank’s loan portfolio. These loans are generally either three-year, or five-year adjustable rate mortgages (“ARMs”) or fifteen to thirty year fixed rate mortgages. Substantially all permanent owner occupied residential mortgages made for the Bank’s own portfolio are made as three-year and five-year ARMs where the interest rate resets based on an index every three or five years as the case may be. The Bank does not offer ARM loans with “teaser” interest rates.

The Bank’s ARMs generally are subject to interest rate adjustment limitations of 2.0% per three or five year period and 6.0% over the life of the loan. All changes in the interest rate are based on the movement of an external index contractually agreed to by the Bank and the borrower at the time the loan is originated.

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

The Bank charges origination fees on its residential mortgage loans. These fees vary among loan products and with market conditions. Generally such fees are from .25% to 2.0% of the loan principal amount. In addition, the Bank charges fees to its borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

Commercial Mortgage Loans. The Bank does not actively seek permanent commercial mortgage loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. However, any such requests from Bank customers concerning properties in the Bank’s established trade area may be considered.

Real Estate Construction Lending. In general, the Bank does not actively solicit construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. However, any such requests from Bank customers concerning properties in the Bank’s established trade area may be considered.

In order to promote its permanent mortgage lending business and because of the attractive adjustable interest rates available, the Bank makes construction and small development loans for residential housing purposes. The large majority of the Bank’s construction loans are to experienced builders. Such loans normally carry an interest rate of 0% to 1.5% over the prime bank lending rate, adjusted daily. Construction lending entails significant risk as compared with residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction. To minimize risks associated with construction lending, the Bank, as a general rule, limits loan amounts to 80.0% of appraised value on homes, and performs or causes to be performed, periodic inspections of the construction to ensure there are sufficient undisbursed loan proceeds in order to complete the building, in addition to its usual credit analysis of its borrowers. The Bank always obtains a first lien on the property as security for its construction loans.

Consumer Lending. The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.

Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified businesses in the Bank’s market area. At December 31, 2007, commercial business loans were $48.3 million or 18.2% of the Bank’s total loan portfolio. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, inventory, and/or real estate. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, in addition, the collateral for secured commercial business loans may depreciate over time.

Competition

Based on FDIC deposit statistics as of June 30, 2007, the Bank has a dominant position in both Powhatan and Cumberland Counties with greater than 58% and 72% of the deposits, respectively, in each locality. However, in both Chesterfield and Henrico Counties, the Bank encounters stronger competition for its banking services from large banks and other community banks located in the Richmond metropolitan area. In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. The Bank must also compete for deposits with money market mutual funds that are marketed nationally. Many of the Bank’s competitors have substantially greater resources than the Bank. The internet is also providing an increasing amount of price-oriented competition, which the Bank anticipates to become more intense. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 107 full-time and 22 part-time employees at December 31, 2007.  Employee relations have been and continue to be good. The Bank sponsors a qualified discretionary Profit Sharing/Retirement Plan for its employees as well as a 401(k) plan, in addition, the Company subsidizes a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenue will result from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2007, the Bank declared and paid dividends of $2,115,000 to the Company.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2007, the Company and the Bank were classified as well capitalized.

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

If the Company continues its growth strategy by opening new branches or acquiring existing branches or banks, it expects to incur increased personnel, occupancy and other operating expenses. In the case of branch franchise expansion, it must absorb these higher expenses as it begins to generate new deposits. There is a further time lag involved in redeploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to branch could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

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

The current corporate center office of the Company and the Bank is a two-story brick building with a fully finished basement, built in 1994 with approximately 15,000 square feet of office space. It houses deposit and loan operations, information technology and data center, accounting and finance, human resources and training, and general facilities services, and some executive offices. It is located at 2036 New Dorset Road in Powhatan County. The current main office was constructed in 2004 and occupied in June 2005. It is a two story brick building with 16,000 square feet of office space located on a 6.95 acre tract of land at the intersection of New Dorset Road and Route 60 in Powhatan County. The main office building houses a branch, some executive offices, several retail and most all commercial, mortgage and construction loan personnel. The present new main office replaced the original main office and an adjacent branch facility at Flatrock, both of which were closed in 2005. The original main office building and land were sold in June 2006.

The Cartersville location, in Cumberland County, which originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. The Midlothian branch is located in Chesterfield County at the Village Marketplace shopping center and was built in 1988 and opened in May of that year. It is a one and one-half story building with approximately 3,000 square feet. The Flatrock branch was acquired in 1992 from the Resolution Trust Corporation with the bank assuming approximately $9.0 million in deposit liabilities of the former CorEast Federal Savings Bank. The Flatrock branch facility is located in the Village of Flat Rock across Route 60 from the Bank’s original main office, and was closed in June 2005 and is currently used for offsite record storage. In April 1993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993.

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

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or the Bank is a party or of which the property of the Company or the Bank is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

Central Virginia Bankshares, Inc. Common Stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “CVBK”. As of March 24, 2008, the Company had approximately 774 shareholders of record.

The following table sets forth the high and low trade prices of the Company’s Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated. Prior period trade prices and dividends per share have been adjusted to reflect the 5% stock dividend paid June 15, 2006 to shareholders of record May 31, 2006.

	2007			2006			2005
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid

First Quarter	$27.49	$25.45	$.18	$27.14	$25.54	$.17	$27.62	$24.29	$.145
Second Quarter	26.14	21.75	.18	30.19	25.27	.18	29.52	23.99	.16
Third Quarter	23.04	17.99	.18	27.70	25.10	.18	29.29	24.30	.16
Fourth Quarter	20.37	17.00	.18	28.50	25.66	.18	27.83	25.52	.16

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

ITEM 6.           SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
Balance Sheet Data
Total Assets	$485,221	$437,535	$397,373	$379,431	$365,990
Total Deposits	358,761	357,993	322,229	309,947	300,720
Loans Receivable, net	262,937	205,618	194,641	177,234	156,050
Stockholders' Equity	36,864	37,086	32,909	31,381	28,343

Income Statement Data
Net Interest Income	$14,811	$15,070	$14,402	$13,077	$11,891
Provision for Loan Losses	180	-	203	415	410
Net Interest Income After
Provision for Loan Losses	14,631	15,070	14,199	12,662	11,481
Non-interest Income	3,542	4,376	3,116	2,772	3,004
Non-interest Expense	13,138	12,657	10,955	9,975	9,134
Income Before Income Taxes	5,035	6,789	6,360	5,460	5,351
Income Taxes	1,046	1,639	1,405	1,071	1,437
Net Income	3,989	5,150	4,955	4,389	3,914

Per Share Data (1)
Net Income - Basic	$1.64	$2.14	$2.08	$1.86	$1.70
- Diluted	1.62	2.11	2.04	1.83	1.64
Cash Dividends	.72	.71	.625	.58	.51
Book Value	15.06	15.33	13.71	13.21	12.16

Ratios
Return on Average Assets	.87%	1.26%	1.26%	1.19%	1.22%
Return on Average Equity	10.60%	15.10%	15.26%	14.88%	14.66%
Average Equity to Assets	8.18%	8.32%	8.29%	7.98%	8.32%
Dividend Payout	43.90%	32.71%	29.16%	29.48%	27.13%

(1) Adjusted for 5% stock dividends paid in June 2006 and June 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income for the year ended December 31, 2007 was $3,988,711 compared to $5,150,002 reported for the year ended 2006, a decline of $1,161,291 or 22.6%. However, the 2006 prior year’s net income includes a non-recurring $757,416 pre tax and $499,895 after tax gain resulting largely from the sale of the bank’s former main office building in June 2006. Adjusting the prior year to exclude this non recurring item results in comparable net income of $4,650,107 making the decline $661,396 or 14.2%. Year to date 2007 diluted earnings per share was $1.62 versus the prior year’s reported $2.11, again however, after adjustment for the nonrecurring gains, the 2006 diluted earnings per share would be $1.90, making the decline 14.7%. The return on assets for the year 2007 was 0.87 % compared to the reported 1.26 % and adjusted 1.13 % in 2006. The 2007 return on shareholders equity was 10.60 % compared to the reported 15.10 % and adjusted 13.64 % in 2006. Notwithstanding the nonrecurring pre- tax sales gain of $757,416, the decline in net income is principally a function of net interest margin compression, the resumption of a provision for loan loss expense, and growth in non interest expenses. Given the significant competition for retail deposits in our markets, coupled with a yield curve that was inverted out to five years, and essentially flat from five out to thirty years, at the beginning of 2007; the continuation of a period, that began in June 2006, of no interest rate adjustments by the Federal Reserve through September 2007, whereupon the Federal Reserve began to cut interest rates through the end of the year. As a result, the cost of funding asset growth increased more than did income on earning assets. This is due largely to the Company’s asset sensitivity, and reliance on higher cost retail certificates of deposit and borrowings, coupled with significant growth in loans versus a slowing of deposit growth, requiring increased borrowings and combing to cause total interest expense to increase more than total interest income. As a result the Company’s net interest income declined by $258,295 and the net interest margin accordingly declined from 4.13% for the year 2006, to 3.60% for the year 2007. There was $180,000 in loan loss expense in 2007 versus none in the prior year, and there was an increase of $481,847 in total non interest expense.

At December 31, 2007 total assets were $485.2 million, growth of $47.7 million or 10.9 % from $437.5 million at year end 2006. The major components of the Company’s balance sheet at year end 2007 and 2006 were cash and funds sold - $10.4 vs. $39.8 million, investment securities - $177.6 vs. $165.5 million, loans - $265.9 vs. $208.6 million, other assets - $31.9 vs. $26.4 million, deposits - $358.8 vs. $358.0 million, borrowings - $86.7 vs. $40.2 million and total shareholder’s equity - $36.9 vs. $37.1 million. At December 31, 2007, the book value of a share of common stock was $15.06 versus $15.33 in 2006.

Net income for the year ended December 31, 2006 increased by $194,834, or 3.9%, ending the year at $5,150,002 compared to $4,955,168 in 2005. The increase was due to a combination of a nonrecurring pre-tax gain of $757,416 principally from the sale of the Company’s former main office branch reflected in other income, and an increase in net interest income, the latter of which increased by $667,396 or 4.6% to $15.1 million versus $14.4 million in 2005 largely as a result of the increases in interest rates throughout the year and to a lesser extent, the increase in volume of loans and investment securities. Total interest income increased by $4.0 million or 17.2% to $27.0 million from $23.0 million in 2005, as the Company’s average interest-earning assets, primarily loans and investment securities, increased by $20.3 million, or 5.6% from December 31, 2005. Interest expense on deposits and borrowings also increased by $3.3 million, or 38.1%, ending the year at $11.9 million from $8.6 million in 2005. The increase in interest expense principally resulted from increases in interest rates on retail deposits – primarily certificates of deposit, and wholesale borrowings, as well as growth in the volume of interest bearing deposits. The average balances of interest bearing deposits increased by $10.0 million or 3.6% to average $286.0 million for the year, versus $275.9 million for the year 2005. Total other non-interest income totaled $4.4 million, an increase of $1,260,031 or 40.4% versus $3.1 million in 2005. The increase is principally due to $636,296 increase in deposit fees and charges due to a new overdraft protection program introduced in late fourth quarter 2005, and a $710,733 non-recurring gain from the sale of the former main office building in the second quarter 2006. Non-interest expense increased to $12.7 million an increase of $1.7 million or 15.5% compared to $11.0 million in 2005. Of total non-interest expense, salaries and benefits comprised over 56% and totaled $7.1 million up by $863,535 or 13.8% over $6.3 million in 2005. Occupancy and equipment expenses have increased due to the general growth of the Bank, and the full year of occupancy expense associated with the new main office in 2006 versus only six months in 2005. Advertising and public relations expense has increased due to the new marketing and product promotion programs begun in 2006 in conjunction with our emphasis on business development.

Basic earnings per share were $1.64 in 2007 compared to the reported $2.14 ($1.93 adjusted for the non-recurring gain on sale) in 2006 and $2.08 in 2005. Diluted earnings per share were $1.62 in 2007, $2.11 ($1.90 adjusted for the non-recurring gain on sale) in 2006, and $2.04 in 2005. All per share amounts presented have been adjusted giving effect to the 5% stock dividend paid June 15, 2006.

The Company’s return on average equity was 10.60% in 2007, 15.10% (13.64% adjusted for the non-recurring gain on sale) in 2006 and 15.26% in 2005. While the return on average assets amounted to 0.87% in 2007, 1.26% (1.13% adjusted for the non-recurring gain on sale ) in 2006, 1.26% in 2005.

Net Interest Income. In 2007 the Company’s net interest income was $14,811,334, compared to $15,069,629 in 2006, and $14,402,233 in 2005. As discussed above, the principal reason for the decline in the net interest margin in 2007 from 2006 was margin compression. The lower net interest income for 2007 was anticipated, and is reflected in the 53 basis point decline in the net interest margin due to the Company’s asset sensitivity and the current interest rate environment. Following a period of stable rates throughout the first, second and most of the third quarter of 2007, the Federal Reserve made three cuts in rates totaling 100 basis points, causing interest income to decline by a higher percentage than the percentage decline in our interest expense, resulting in compression of our net interest margin. This compression is further exacerbated by the Company’s asset sensitivity, as there are more earning assets tied to variable interest rates than there are variable rate deposits or borrowings. For example the cost of interest paid on certificates of deposit, the Company’s most significant funding source, does not immediately decline when interest rates are cut; whereas the income on loans tied to prime or other variable indices does. Some of the margin compression effect was mitigated by the increases in the volume of earning assets, principally loans. Earning assets for 2007 averaged $430,161,301, an increase of $47,546,734 or 12.4% compared to $382,614,567 in 2006. The decrease in net interest income for 2007 versus 2006 of $258,295 or 1.7% resulted from the increase of $3,641,020 or 13.5% in interest income which totaled $30,613,372 versus $26,972,351 in 2006, being exceeded by the increase of $3,899,315 or 32.8% in interest expense which totaled $15,802,037 versus $11,902,722 in 2006. In spite of the $47.5 million increase in the average volume of earning assets, due to the flat rate environment over the first three quarters followed by interest rate cuts in the fourth quarter, the yield on earning assets increased by only 4 basis points to 7.28% from the prior year’s 7.24%, while over the same period, the expense yield on interest bearing liabilities increased by 57 basis points to 4.20% from 3.63% in 2006. This situation where yields increased more on interest bearing liabilities than they did on earning assets results from late year interest rate cuts following a period of flat rates in a competitive environment where the costs of deposits continues to increase as older low rate certificates of deposit renew at higher current rates at an asset sensitive financial institution.

The Company’s net interest income for 2006 was up $667,396 or 4.6% compared to $14,402,233 in 2005. The 2006 increase over 2005 was a result of the stabilization of interest rates in the second half of 2006 following four 25 basis point increases by the Federal Reserve earlier that year between January and June. The Company’s asset sensitivity, during a period of rising interest rates, coupled with increases in the volume of earning assets, generally results in increasing net interest income. The improvement in net interest income for 2006 versus 2005 of 4.6% is due to an increase of 17.2% in interest income which totaled $26,972,351, driven by a $20.2 million or 5.6% increase in the average balance of earning assets which averaged $382.6 million in 2006 and the impact of interest rate increases early in the year resulting in a 66 basis point yield improvement to 7.24% from 6.58% in 2005. Correspondingly, interest expense on interest bearing liabilities increased as well, growing by 46.8% to total $11,902,722 due to a $13.3 million or 4.2% increase in the average balance of interest bearing liabilities. The expense yield on average interest bearing liabilities, increased by 89 basis points to 3.63% for the year 2006, compared to 2.74% in the prior year. The fact that the yields increased more on interest bearing liabilities than it did on earning assets is reflective of the lagging effect of a stable rate environment following a period of steady increases to an asset sensitive financial institution. The cost of funds continues to increase as lower rate time deposits automatically renew at the current higher interest rates.

The table below, sets forth the Company’s average interest earning assets (on a tax-equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Federal funds sold	$9,734	$513	5.27%	$5,655	$296	5.23%	$2,192	$72	3.28%
Securities: (1)
U. S. Treasury and other U. S. government
agency and corporations	106,138	5,741	5.41%	86,219	4,494	5.21%	83,142	4,109	4.94%
States and political subdivisions (2)	19,674	1,267	6.44%	21,050	1,398	6.64%	28,959	1,892	6.53%
Other securities (2)	61,603	4,260	6.92%	61,383	4,223	6.88%	61,269	4,167	6.80%
Total securities (2)	187,415	11,268	6.01%	168,652	10,115	6.00%	173,370	10,168	5.86%
Loans (2)(3)(4)(5)(6)	233,012	19,526	8.38%	208,308	17,284	8.30%	186,799	13,610	7.29%
Total interest-earning assets (2)	430,161	$31,307	7.28%	382,615	$27,695	7.24%	362,361	$23,850	6.58%
Allowance for loan losses	(2,848)			(2,945)			(2,828)
Total non-earning assets	32,812			30,058			32,180
Total assets	$460,125			$409,728			$391,713

Liabilities and Stockholders’ Equity:
Deposits:
Interest bearing demand	$59,092	$1,306	2.21%	$55,101	$1,051	1.91%	$53,878	$604	1.12%
Savings	34,121	512	1.50%	39,937	591	1.48%	49,712	622	1.25%
Other time	233,312	11,570	4.96%	190,934	8,194	4.29%	172,340	5,965	3.46%
Total deposits	326,525	13,388	4.10%	285,972	9,836	3.44%	275,930	7,191	2.61%
Federal funds purchased and securities
sold under repurchase agreements	8,362	405	4.84%	3,528	184	5.22%	2,740	96	3.50%
FHLB advances - Overnight	39	2	5.13%	4,499	234	5.20%	296	8	2.70%
FHLB advances - Term	36,178	1,593	4.40%	29,145	1,246	4.28%	30,834	1,010	3.28%
Trust preferred obligation	5,155	414	8.03%	5,155	403	7.82%	5,155	312	6.05%
Total interest-bearing liabilities	376,259	15,802	4.20%	328,299	11,903	3.63%	314,955	8,617	2.74%
Demand deposits	43,592			45.466			42,749
Other liabilities	2,942			1,864			1,543
Total liabilities	422,493			375,629			359,247
Stockholder’ equity	37,632			34,099			32,466
Total liabilities and stockholders’ equity	$460,125			$409,728			$391,713
Net interest spread		$15,505	3.08%		$15,792	3.61%		$15,233	3.84%
Net interest margin			3.60%			4.13%			4.20%

____________________

(1)	Includes securities available for sale and securities held to maturity.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(3)	Installment loans are stated net of unearned income.
(4)	Average loan balances include non-accrual loans.
(5)	Interest income on loans includes the earned portion of net deferred loan fees in accordance with FASB 91 of $532,306 in 2007, $476,606 in 2006, and $485,976 in 2005.
(6)	Includes mortgage loans held for sale.

Net interest income when adjusted for the effect of non-taxable income is referred to as fully tax equivalent (“FTE”) net interest income. On a fully tax equivalent basis, net interest income for 2007 was $15,505,519 a decline of $286,850 or 1.8% versus $15,792,369 million in 2006; whereas FTE net interest income in 2006 increased by $560,115 or 3.7% from $15,232,254 in 2005. The full year 2007 FTE net interest margin was 3.60% compared to 4.13% for the full year of 2006 and 4.20% in 2005. The tax-equivalent net interest margin is a measure of net interest income performance. It represents the difference between interest income with any non-taxable interest adjusted to a fully tax-equivalent basis, including net deferred loan fees earned, and interest expense, on both deposits, and borrowings reflected as a percentage of average interest earning assets.

Comparing 2007 with 2006, the FTE net interest income contracted by $286,850, and the FTE net interest margin declined to 3.60% from 4.13%, primarily due to margin compression. The yield on total earning assets increased by only 4 basis points, to 7.28% from 7.24% on $47.6 million more in earning assets, and resulted largely from the increase in the yield on loans: 8.38% versus 8.30%, on an increase in loan volume of $24.7 million: $233.0 million from $208.3 million; while the yield on securities was basically unchanged at 6.01% versus 6.00% on an increase of $18.7 million in volume: $187.4 million from $168.7 million. Correspondingly, the cost of total interest bearing liabilities increased by 57 basis points: 4.20% from 3.63%, on an increase in interest bearing liabilities volume of $48.0 million: $376.3 from $328.3 million, and resulted from the increase in the cost of interest bearing deposits of 66 basis points 4.10% from 3.44%, on an increase in volume of $40.6 million: $326.5 million from $286.0 million; while borrowings cost declined by 3 basis points: 4.85% from 4.88%, on $7.4 million higher volume: $49.7 million from $42.3 million.

By contrast, when comparing 2006 to 2005, the FTE net interest income increased by $560,115 versus the prior year, however the FTE net interest margin actually declined to 4.13% from 4.20%. Despite the rate earned on earning assets increasing 66 basis points (7.24% vs. 6.58%), and the average volume of earning assets increasing by $20.3 million ($382.6 million vs. $362.3 million); the rate paid on interest bearing liabilities increased by a greater increment, 89 basis points (3.63% vs. 2.74%) and although coupled with a smaller increase of $13.4 million in the average volume of interest bearing liabilities ($328.3 million vs. $314.9 million), still resulted in the tax-equivalent net interest margin being lower than the prior year. Again, a classic example of margin compression.

The tax-equivalent yield on securities in 2007 was 6.01%, a one basis point increase over the 6.00% yield in 2006. The yield was maintained due to the purchase of higher coupon callable U.S. Government Agency securities with one or more years of call protection, in anticipation of future lower interest rates. In view of the interest rate environment in late 2007 the Company avoided much of the initial impact of higher coupon securities being called and replaced with lower coupon securities whose yields are in line with the new lower market interest rates. This strategy maintained the portfolio yield despite the increasing number of higher coupon bonds called in the fourth quarter of 2007, as a result of the decline in market rates. Per the Federal Financial Institutions Examination Council (“FFIEC”) “Uniform Bank Performance Report” the Company’s investment securities yield ranked in the 96th percentile of its 1,172 peer banks for 2007.

The tax-equivalent yield on securities in 2006 was 6.00% a 14 basis point increase over the 5.86% yield in 2005 and slightly better than the 5.99% yield in 2004. This increase is largely attributable to the acquisition of higher coupon agency securities as rates continued to edge up through the first half of 2006. In mid 2006, the Federal Reserve stopped increasing interest rates. This stabilization continued through the end of the year, and given the longer term orientation of the total portfolio, has allowed the purchase of higher coupon bonds. The Company, due to the composition of its investment portfolio, has continued to maintain its yield at a level considerably better than 98 % of its 1,147 peer institutions, as evidenced by the FFIEC “Uniform Bank Performance Report” for 2006.

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

(Dollars in Thousands)	2007 Compared to 2006			2006 Compared to 2005
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Federal funds sold	$215	$2	$217	$163	$61	$224
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	1,072	175	1,247	155	230	385
States and political subdivisions (2)	(90)	(41)	(131)	(526)	32	(494)
Other securities	15	22	37	8	48	56
Total securities	997	156	1,153	(363)	310	(53)
Loans (2)	2,068	174	2,242	1,666	2,008	3,674
Total interest income	$3,280	$332	$3,612	$1,466	$2,379	$3,845
Interest expense:
Deposits:
Interest bearing demand	$80	$175	$255	$14	$433	$447
Savings	(87)	8	(79)	(473)	442	(31)
Other time	1,985	1,391	3,376	692	1,537	2,229
Total deposits	1,978	1,574	3,552	233	2,412	2,645
Federal funds purchased and securities
sold under repurchase agreements	233	(12)	221	33	55	88
FHLB advances
Overnight	(229)	(3)	(232)	213	13	226
Term	309	38	347	(51)	287	236
Trust preferred obligation	-	11	11	-	91	91
Total interest expense	$2,291	$1,608	$3,899	$428	$2,858	$3,286
Increase (decrease) in net interest income	$989	$(1,276)	$(287)	$1,038	$(479)	$559

____________________

(1) Includes securities available for sale and securities held to maturity.

(2) Fully taxable equivalent basis.

Non-Interest Income.

Non-interest income decreased $833,974 or 19.1%, totaling $3,542,054 for 2007 compared to $4,376,028 in 2006. However, in the 2006 total is a non-recurring gain on sale of assets of $757,416 resulting largely from the sale of the bank’s former main office branch in June 2006. Excluding this gain, the comparable 2006 non-interest income total would be $3,618,612, making the decline in 2007 only $76,558 or 2.1%. Deposit fees and charges were $1,852,956 compared to $1,863,372, a slight decline of 0.6% due in large part to no significant change in the volume of overdrafts and no increases in deposit service charges. Bank card fees were $471,160 a 14.2% increase over the prior year’s $412,724. The higher revenue was due to the increasing volume of debit card usage, point of sale transaction fees, and interchange credits. The cash surrender value of bank owned life insurance totaled $360,385 versus $211,390 an increase of $148,995 or 70.5% as a result of an additional investment of approximately $2.5 million in bank owned life insurance early in 2007, to provide coverage for officers employed since the initial purchases in 2001, coupled with higher net crediting rates on prior investments. Mortgage loan secondary market fees declined significantly due to the strategy of recording on the bank’s books a percentage of mortgages underwritten rather than selling them in the secondary market; coupled with the beginning of a decline in the mortgage origination business generally. Investment and insurance commissions totaled $380,025 versus $325,156, an increase of $54,869 or 16.9%, due to an increasingly higher volume of transactions resulting from growth of the non-deposit investment sales program. Realized gains on securities available for sale totaled $109,548 compared to $181,481 in 2006, a decrease of $71,933 or 39.6% as a result of active portfolio management, gains on securities purchased at a discount being called at par, or in the case of municipals a premium call price, and sales generating liquidity to partially fund loan growth. Other miscellaneous income was $239,529 compared to $363,543 a decline of $124,014 or 34.1% due principally to lower earnings from the title insurance subsidiary, and the prior year, 2006, having a non-recurring gain in the third quarter 2006 of $59,735 on the final liquidation of the collateral on a Virginia Small Business Financing Authority Bond originally purchased in 1998, defaulted in 2000, foreclosed in 2001 by the trustee, and which had been carried at the net realizable value in other non-earning assets.

For 2006 total other non-interest income totaled $4.4 million, an increase of $1,260,031 or 40.4% versus $3.1 million in 2005. 2006 deposit fees and charges increased by $636,296 or 51.9% and totaled $1.9 million due to the introduction of a new overdraft protection program late in the fourth quarter of 2005 as well as increased numbers of accounts with service charges assessed. Gain on sale of assets in 2006 totaled $757,416 versus zero in the prior year, as the Company’s principal subsidiary, Central Virginia Bank sold its former main office in the second quarter 2006 generating a non-recurring pre tax gain of $710,733. That plus another unrelated nonrecurring gain on sale of an investment in a trust company generated the total pre-tax gain of $757,416. Investment and insurance commissions in 2006 totaled $325,156 up $40,384 from 2005 or 14.2% due to a higher volume of transactions resulting from growth in the program. Bank card fees in 2006 were up $49,823 or 13.7% to total $412,724 for the year due to higher interchange credit and increased debit card transaction fees. Secondary market mortgage loan interest and fees in 2006 were $260,946 up $18,966 or 7.8% from the prior year. The lower growth in this category is due to the general slow down in real estate loan originations, coupled with the absence of any significant loan refinancing volume resulting from the relatively flat interest rate environment. Total other non-interest income in 2006 totaled $363,543, an increase of 7.6% or $25,734, due to the combination of higher check fees, miscellaneous income, and title insurance income. Realized gains on securities available for sale in 2006 totaled $181,481 down $199,371 or 52.3% compared to $380,852 for 2005. These non-recurring net gains were as a result of active portfolio management, however a lower volume of such transactions occurred in 2006 due in part to a lesser need for funding and the use of other temporary funding sources. The cash surrender value of bank owned life insurance in 2006 totaled $211,390 down $69,217 or 24.7% largely due to lower net crediting rates from the carriers.

Non-Interest Expenses.

Total non-interest expense was $13,138,359 versus $12,656,512 in the prior year, an increase of $481,847 or 3.8% from 2006. The categories with the most significant increases or decreases were; salaries and wages which increased by $166,058 or 3.1% totaling $5,513,696 compared to $5,347,638 due to normal staff salary increases, as overall staffing levels remained at or below the prior year; pensions and other employee benefits, which increased by $180,439 or 10.1% totaling $1,973,184 compared to $1,792,745 and reflecting continued improvements in general benefits; legal and professional fees, which increased by $122,103 or 45.7% totaling $389,498 versus $267,395 principally due to the costs directly related to implementation of Section 404 of the Sarbanes-Oxley Act, plus general increases in accounting and legal fees; advertising and public relations increased $79,758 or 21.4% to $451,986 versus $372,228 in 2006 reflective of the Company’s continued emphasis on sales, growth of our core business, and general market awareness; equipment depreciation expense declined $88,762 or 12.1% totaling $643,395 compared to $732,157 due to lower levels of new asset purchases and previously booked assets becoming fully depreciated.

Total non-interest expenses increased by $1,701,610 or 15.5% in 2006 and totaled $12,656,512 compared to $10,954,903 in 2005. The largest dollar increases over the prior year were in salaries and wages which increased $752,035 or 16.4% and totaled $5,347,638 compared to $4,595,603 in 2005. Employee benefits were up by $111,500 or 6.6% totaling $1,792,745 versus $1,681,245 in 2005. These increases can be attributed to the additional lending and business development personnel hired, as well as the tightness in our market for experienced bank retail and support personnel hired as a result of normal turnover. The Company often finds that the cost of a replacement will be greater than the previous incumbent resulting in salaries expense increasing. The Company attempts to improve its overall benefit program for all employees each year to the extent practicable, resulting in increases to expense over and above that attributable to increases in the number of employees. Other miscellaneous operating expenses increased by $461,262 or 31.3% to total $1,935,384 compared to $1,474,122 in 2005. The specific categories with increases included in total other expenses were non-sufficient funds check charge offs and debit card losses up $100,000, new product service fees up $89,051, write down of a Community Reinvestment Act eligible investment up $72,738, Internet switch fees up $59,176, directors fees up

$29,950, service fees related to the Company’s local area network $29,750, and various other operating expenses. The other major categories with the largest percentage increases in 2006 over the prior year were: occupancy expense which increased by $110,158 or 20% ending the year at $660,897 due largely to the impact of the occupancy of the new main office branch in mid June 2005; advertising and public relations was up $113,134 or 43.7% ending the year at $372,228 due to the Company’s new marketing and product promotion initiative, began in the fourth quarter 2006.

Income Taxes. The Company reported income taxes of $1,046,318 in 2007, $1,639,143 in 2006, and $1,405,159 in 2005. These amounts yielded effective tax rates of 20.8%, 24.1%, and 22.1%, for 2007, 2006, and 2005 respectively. The 2007 effective tax rate declined versus 2006 due to lower overall income before taxes, increased loan charge offs, the increase in non-taxable growth of the cash value of bank owned life insurance resulting from the additional investment in early 2007. In 2006 versus 2005 the effective tax rate increased largely due to a consistently lower level of tax-free municipal securities in the investment portfolio.

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

Net loans outstanding at December 31, 2007 had increased by $57.3 million or 27.5% ending the year at $265.8 million as compared to the prior year. In 2006 loan growth was $10.9 million or 5.5% ending the year at $208.6 million. In 2005 loan growth was $17.6 million or 9.8% ending the year at $197.6 million; and in 2004, loans grew by $21.2 million or 13.5% ending 2004 at $179.9 million. The loan to deposit ratio was 74.1% at December 31, 2007, 58.2% at December 31, 2006, 61.3% at December 31, 2005, and 58.1% at December 31, 2004. As the Company has grown its deposit base over the past several years, its loan growth has not kept pace, and beginning in late 2006 and throughout 2007 its emphasis has been to increase the total of loans outstanding thereby increasing the loan to deposit ratio. Increasing the percentage of loans comprising total earning assets generally will have a positive impact on earnings, and the targeted range for the loan to deposit ratio is 70% - 85%.

The following table summarizes the Company’s loan portfolio, net of unearned income:

	At December 31,
	(Dollars in Thousands)
	2007	2006	2005	2004	2003
Commercial	$48,255	$40,683	$36,150	$33,251	$29,808
Real Estate:
Mortgage	106,394	78,986	81,077	77,153	67,216
Home equity	13,863	10,796	8,872	7,952	5,227
Construction	87,127	68,204	60,005	49,788	45,097
Total real estate	207,384	157,986	149,954	134,893	117,540
Bank cards	911	894	946	881	891
Installment	9,350	9,000	10,598	11,007	10,292
	265,900	208,563	197,648	180,032	158,531
Less unearned income	(51)	(56)	(89)	(100)	(27)
	265,849	208,507	197,559	179,932	158,504
Allowance for loan losses	(2,912)	(2,889)	(2,918)	(2,698)	(2,454)
Loans, net	$262,937	$205,618	$194,641	$177,234	$156,050

As the table above indicates, the total amount of commercial and industrial loans have increased by $7.5 million, $4.5 million, $2.9 million, $3.4 million, or 18.6%, 12.5%, 8.7%, and 11.6%, in 2007, 2006, 2005, and 2004 respectively. The Company has focused much of its efforts on increasing its commercial and industrial loans for several years, as a desirable alternative to real estate related construction lending.. Total real estate related loans outstanding increased by $49.4 million or 31.3% in 2007, $8.0 million or 5.4% in 2006, $15.1 million or 11.2% in 2005, and $17.4 million or 14.8% in 2004. Of the real estate related loans, in 2007, mortgage loans increased the most at $27.4 million or 34.7%, followed by construction at $18.9 million or 27.7%, and home equity loans at $3.1 million or 28.4%. In 2006 and 2005, construction loans exhibited the greatest growth, having increased by $8.2 million or 13.7% in 2006, and $10.2 million or 20.5% in 2005, while in 2004 the most growth was in mortgage loans which increased by $9.9 million or 14.8%. Mortgage loans grew $27.4 million or 34.7% in 2007, declined by $2.1 million or 2.6% in 2006, grew by $3.9 million or 5.1% in 2005, and grew by $9.9 million or 14.8% in 2004. The decline in 2006 was due largely to the previously mentioned slow down in the real estate market. Mortgage loans have comprised between 50% to 60% of the total real estate loans for the past five years. Mortgage loans to total real estate loans were 51.3% in 2007, 50.0% in 2006, 54.1% in 2005, 57.2% in 2004, and 57.2% in 2003. Home equity loans have grown steadily over the past five years from $5.2 million in 2003 to $13.8 million in 2007; however, they still comprise approximately the same percentage of total real estate related loans. Home Equity loans to total real estate loans were 6.7% in 2007, 6.8% in 2006, 5.9% in 2005, 5.9% in 2004, and 4.4% in 2003. Bankcard loan balances outstanding were $911 thousand in 2007, and have remained relatively level over the period from 2006 through 2003 ranging from a high of $946 thousand in 2005 to a low of $881 thousand in 2004.

The shift from construction to mortgage loan growth was accomplished in part by the decision in early 2007 not to sell as many mortgage loans in the secondary market. Instead those loans which met the bank’s underwriting criteria were recorded on the bank’s books as mortgage loans. In addition, most of these loans were 30 and 15 year fixed rate loans, which given the composition of bank’s portfolio of mortgage loans being mostly 3/3 and 5/5 year adjustable rate loans, the addition of fixed rate loans was desirable from an asset liability standpoint at a time when interest rates were flat and expected to trend down in the future. As a percentage of total real estate loans, construction loans comprised 42.0 % in 2007, 43.2% in 2006, 40.0% in 2005, 36.9% in 2004, and 38.4% in 2003. Considering the current state of the real estate market for new home sales, the Company does not anticipate that growth in construction loans will continue at the same rate in the future as it has in the past. Essentially all construction loans are for residential construction in the principal markets served by the Company.

Installment loans increased by $350 thousand or 3.9% in 2007, declined by $1.6 million or 15.1% in 2006, declined by $409 thousand or 3.7% in 2005, but increased by $715 thousand or 6.9% in 2004. The balances of traditional installment loans increased in 2007 due to the Company’s emphasis on loan growth, however over the past several years, the balances have dropped principally due to the Company’s unwillingness to effectively compete on an interest rate basis with the captive and other finance arms of the major automobile manufacturers, coupled with the tendency of consumers to utilize equity credit lines for purposes that in the past would have been financed with traditional installment loans. The Company anticipates this atmosphere surrounding installment lending to continue in the future as long as the automobile manufacturers effectively subsidize the sale of vehicles through offering below market financing.

All concentrations of loans exceeding 10.0% of total loans at December 31, 2007 were disclosed as a separate category of loans. The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2007. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial	$27,293	$12,922	$8,040	$48,255
Real Estate: Mortgage	3,603	3,155	99,636	106,394
Home equity	116	164	13,583	13,863
Construction	72,630	13,276	1,221	87,127
Total real estate	76,349	16,595	114,440	207,384
Bank cards	-	-	911	911
Installment	2,196	5,649	1,505	9,350
Total Loans	$105,838	$35,166	$124,896	$265,900

	Loans maturing within
	One Year	Two or More Years	Total
With fixed interest rates	$6,213	$54,938	$61,151
With variable interest rates	99,625	105,124	204,749
	$105,838	$160,062	$265,900

Loans Held for Resale. The Bank originates mortgage loans that are presold in the secondary market and carried as loans held for resale at the agreed upon purchase price. The Bank also provides short term financing as part of an arrangement, begun in October 2007, with Community Bankers Securities, a registered broker-dealer and SBA pool assembler for US Small Business Administration Guaranteed Loan Certificates prior to their aggregation into an SBA loan pool security. As the certificates represent the guaranteed portion of SBA loans, and have not yet been pooled into a security, they are carried at their fair market value as a component of the total loans held for resale. As of December 31, 2007, 2006, and 2005 the total of Loans Held for Sale was $2,477,217, $192,400, and $909,800 respectively. Of the total Loans Held for Sale at December 31, 2007, 2006, and 2005, the mortgage loans held for sale were $338,000, $192,400, and $909,800 respectively.

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

Non-performing loans totaled $4,118,337 at December 31, 2007, versus $1,000,440 at December 31, 2006, $967,075 at December 31, 2005, $875,329 at December 31, 2004, and $1,723,421 at December 31, 2003. Non-performing loans increased by $3.1 million in 2007 from 2006 due principally to the addition of loans for one customer totaling $1.2 million being placed in non-accrual status at December 31, 2007, combined with the $1.49 million increase in loans 90 days or more past due, largely resulting from our local economic slow down. The vast majority of loans currently in non-accrual are considered adequately secured by real estate and no significant losses are anticipated regardless of the resolution. Non-performing loans increased by $33,364 in 2006 from 2005 primarily due to slight increases of $16,594 and $16,770 in non-accrual loans and loans past due 90 days or more past due respectively. Non-performing loans increased by $91,746 in 2005 from 2004 due to an increase of $449,369 in non-accruals and a decline of $357,623 in 90 day past due loans. While nonperforming loans declined by $848,092 in 2004 from 2003 due to non-accrual loans increasing by $270,546, and 90 day past due loans declining by $1,118,638.

At December 31, 2007 and 2006, there were no other non-performing assets. A Virginia Small Business Financing Authority Industrial Development Revenue bond carried at December 31, 2005 at a value approximating its anticipated liquidation value of $110,830 was resolved in the third quarter 2006. The original principal investment was $190,000 and had been written down to $140,000, with its value further reduced by the Company’s receipt of its pro-rata portion of the collateral property’s lease payments. Management concluded the principal carrying value, was appropriate, accordingly, no additional write-downs were made. The matter was finally resolved upon the receipt of $163,602 from the sale of the collateral real estate. The Company thus recovered its total carrying value plus $59,736 of prior period write downs.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was no real estate acquired through foreclosure (OREO) at December 31, 2007, 2006, 2005, and 2004, compared to $97,000 at December 31, 2003. As the Bank has had no OREO, accordingly, it has no 2007, 2006, 2005, or 2004, period expenses related to OREO. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Given the increase in non-performing assets, management is concerned, however it does not believe that the level of non-performing loans in 2007 is reflective of any significant systemic problem within the Company’s loan portfolio. At December 31, 2007, there were $2,360,794 in non-accrual loans compared to $736,509 in non-accrual loans at December 31, 2006 and $719,915 at December 31, 2005, $270,546 at December 31, 2004, and $0 at December 31, 2003. Based on our present knowledge of the status of individual and corporate borrowers and the overall state of the local economy, management reasonably anticipates that the level of non-performing assets is likely to increase from its current level, however not by the same degree of increase experienced in 2007 over 2006. Management will move to foreclose on borrowers whose loans are placed on a non-accrual status in order to resolve the credit therefore it is reasonable to anticipate an increase in OREO.

The following table summarizes non-performing assets:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$2,361	$736	$720	$ 270	$ 0
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,757	264	247	605	1,723
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$4,118	> $1,000	> $967	> $875	> $1,723
Other real estate owned	-	-	-	-	97
Other non-performing assets	-	-	111	125	140
Total non-performing assets	$4,118	$1,000	$1,078	$1,000	$1,960

Loans 90 days or more past due generally, are placed on non-accrual status unless well secured and in the process of collection.

The Company’s policy with respect to past due interest on nonaccrual loans requires that any interest accrued in the current year and unpaid should be reversed from the receivable and current year’s income. With regard to interest accrued in the prior year, and yet unpaid, such accrued interest should be reversed from the receivable and reserve for loan losses. In 2007, $69,338 of interest income was reversed when loans were placed in non-accrual status; in 2006, $10,480 of interest income was reversed; in 2005, $911 was reversed; in 2004, $8,165 was reversed; and in 2003, $0 was reversed. The impact of both the reversal of previously accrued but unpaid interest plus the absence of subsequent accruals on loans in non-accrual status had the effect of reducing net income by $119,031 in 2007, $60,578 in 2006, $29,141 in 2005. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Management is not aware of any other material loans at December 31, 2007, which involve significant doubts as to the ability of the borrowers to comply with their existing payment terms.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$119	$61	$29
Interest income included in income on the loans	-	-	-

Management has analyzed the potential risk of loss within the Company’s loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Loans, including non-performing loans are monitored on an ongoing basis as part of the Company’s periodic loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all commercial loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. In addition, the Company evaluates the general market credit risks inherent in lending, as well as any systemic issues, as part of its enhanced loan loss adequacy analysis. The ratio of the allowance for loan losses to total loans was 1.10% at December 31, 2007, 1.39% at December 31, 2006, 1.48% at December 31, 2005, 1.50% at December 31, 2004 and 1.55% at December 31, 2003. Management believes that the allowance for loan losses, while not increasing at the same rate as the loan portfolio grows, is nevertheless adequate to provide for future losses. At December 31, 2007, the ratio of the allowance for loan losses to total non-performing loans was 70.7%; at December 31, 2006 the ratio was 288.9%; at December 31, 2005 the ratio was 301.7%; at December 31, 2004 the ratio was 308.3%; and at December 31, 2003 the ratio stood at 142.4%. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. The following table summarizes changes in the allowance for loan losses:

	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$2,889	$2,918	$2,698	$2,454	$2,102
Charge-offs:
Commercial	36	-	24	69	2
Real estate
Mortgage	-	-	-	8	-
Home equity	-	-	-	-	19
Construction	-	-	-	-	-
Bank cards	14	11	18	17	51
Installment	172	96	51	120	40
Total	222	107	93	214	112
Recoveries:
Commercial	-	2	-	-	3
Real estate
Mortgage	-	-	-	-	-
Home equity	-	16	-	-	5
Construction	-	-	-	-	-
Bank cards	12	9	3	6	5
Installment	53	51	107	37	41
Total	65	78	110	43	54
Net charge-offs	(157)	(29)	17	(171)	(58)
Provision charged to operations	180	-	203	415	410
Balance at end of period	$2,912	$2,889	$2,918	$2,698	$2,454
Ratio of net loan losses to average net loans outstanding:
Net charge-offs (recoveries)	$157	$29	$(17)	$171	$58
Average net loans	229,744	204,738	183,380	168,660	147,352
	0.07%	0.01%	(0.01)%	0.10%	0.04%
Ratio of allowance for loan losses to total loans net of unearned income:
Allowance for loan losses	$2,912	$2,889	$2,918	$2,698	$2,454
Total loans at period end	265,849	208,507	197,558	179,932	158,504
	1.10%	1.39%	1.48%	1.50%	1.55%
Ratio of allowance for loan losses to total non-performing loans:
Allowance for loan losses	$2,912	$2,889	$2,918	$2,698	$2,454
Non-performing loans	4,118	1,000	967	875	1,723
	70.71%	288.90%	301.76%	308.34%	142.43%

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

For the year ended December 31, 2007, the provision for loan losses was $180,000. There was no provision for loan losses for the year ended December 31, 2006, while in 2005 there was a provision of $203,000, and in 2004 and 2003, the provision was $414,500, and $410,000 respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each category of loans:

	At December 31,
	2007			2006			2005
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$214	7%	13%	$609	21%	20%	$819	28%	18%
Real estate-construction	2,059	71%	34%	1,115	39%	32%	1,016	35%	30%
Real estate-mortgage (1)	519	18%	49%	1,005	35%	43%	965	33%	46%
Installment (2)	120	4%	4%	160	5%	5%	118	4%	6%
	$2,912	100%	100%	$2,889	100%	100%	$2,918	100%	100%

	At December 31,
	2004			2003
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$921	34%	18%	$581	24%	19%
Real estate-construction	608	23%	28%	761	31%	21%
Real estate-mortgage (1)	1,028	38%	47%	946	38%	51%
Installment (2)	141	5%	7%	166	7%	9%
	$2,698	100%	100%	$2,454	100%	100%

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

Securities

The Company’s investment securities portfolio serves several purposes, primarily, liquidity, safety and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for borrowing from the Federal Home Loan Bank of Atlanta, and others for repurchase agreements with correspondent banks and commercial customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset liability management purposes.

At year end December 31, 2007, total investment securities were $177.6 million representing 36.6% of total assets, and an increase of $12.1 million or 7.3% versus the year ended December 31, 2006 balance of $165.5 million. Total investment securities at year end 2006 were largely unchanged at $165.5 million or 37.8% of total assets, as compared to the prior year’s December 31, 2005 balance of $165.7 million. During 2007, deposit growth slowed significantly ending 2007 up by only $0.8 million, federal funds sold of $29.4 million were combined with $46.5 million increase in borrowings to fund net securities growth of $12.1 million, loans held for sale of $2.5 million, and loan growth of $57.3 million, with the balance $5.1 million split between other assets and other liabilities. During the year 2007 purchases of securities totaled $41.1 million while due to the declining rates in the latter part of the year, calls totaled $15.2 million, sales were $7.2 million, paydowns were $1.9 million. The net increase of this activity was $16.7 million less the unrealized losses of $4.5 million for the $12.1 increase from year end 2006 to 2007. Of the new purchases in 2007, 78.5% or $32.3 million were U.S. Government Agency, and 21.5% or $8.8 million were corporate securities. Maintaining total portfolio yield while permitting portfolio duration to lengthen slightly in the falling rate environment was the overall strategy. During the year 2006, the balance of total securities did not change materially as the $35.7 million growth in retail deposits was more than sufficient to fund the $10.9 million in loan growth, with the excess funding reflected as overnight federal funds sold of $30.2 million at December 31, 2006. Securities transactions in 2006 were limited to sales and purchases to enhance yields, and/or to shorten duration. During the year ended December 31, 2005, total securities decreased $3.4 million, or 2.0%, to $165.7 million, or 41.7% of total assets, principally due to the $17.6 million, or 9.8%, increase in loans. The Company, in the past, has increased its marketable securities holdings, if supported by solid deposit growth and/or borrowings, particularly when experiencing lower loan growth, in an effort to increase net interest income. It is anticipated that this practice will continue in the future.

The securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities so classified are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company’s purchases of securities are limited by policy to securities of investment grade credit quality with various maturities and many with optional call provisions.

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds five corporate debt securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade: $1 million, Ford Motor Corporation 9.5% maturing September 2011; $1 million, Ford Motor Credit Corporation 7.375% maturing October 2009; $1 million, GMAC 7.00% maturing May 2008; $1 million, GMAC 5.125% maturing February 2012; and $1 million, Deluxe Corporation 5.125% maturing October 2014. Following the quarterly evaluation of these securities, management has concluded that, as of December 31, 2007 the impairment is considered temporary.

The following table summarizes the book value of the Company’s securities held to maturity at the dates indicated:

	Book Value at December 31,
	2007	2006	2005
	(Dollars in Thousands)
States and political subdivisions	$6,011	$8,270	$8,478

The table below summarizes the book value of the Company’s securities available for sale at the dates indicated.

	Book Value at December 31,
	2007	2006	2005
	(Dollars in Thousands)
U. S. government agencies and corporations	$93,960	$81,443	$73,297
Bank eligible preferred and equities	20,678	19,967	20,058
Mortgage-backed securities	8,479	9,310	9,774
Corporate and other debt	42,783	36,376	40,689
States and political subdivisions	12,667	12,678	16,336
	$178,567	$159,774	$160,154

The book value and average yield of the Company’s securities, including securities available for sale, at December 31, 2007 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cashflows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date. The Company’s investment in bank eligible government sponsored entities consists largely of FNMA, FHLMC, and SLMA fixed coupon exchange traded preferred stocks. As these securities have no fixed maturity date they are separately identified. Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages.

	States and Political Subdivisions(1)		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Due in one year or less	$ 1,419	4.62%	$ -	0.00%	$ 999	4.03%
Due after one year through five years	2,503	6.63%	1	8.02%	10,056	4.48%
Due after five years through ten years	6,090	6.35%	318	5.87%	29,398	5.15%
Due after ten years	8,666	6.51%	8,160	4.77%	53,507	5.91%
Bank eligible preferred and equities	-	-	-	-	-	-
Total	$ 18,678	6.33%	$ 8,479	4.81%	$ 93,960	5.50%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$ 4,496	6.45%	$ 6,914	5.72%
Due after one year through five years	5,033	7.40%	17,593	5.62%
Due after five years through ten years	6,975	5.69%	42,781	5.41%
Due after ten years	26,279	7.07%	96,612	6.18%
Bank eligible preferred and equities	-	-	20,678	7.42%
Total	$ 42,783	6.59%	$ 184,578	6.01%

____________________

(1) Yield on tax-exempt obligations have been computed on a tax-equivalent basis.

As shown in the table above, approximately $6.9 million, or 3.7%, of the total portfolio will mature in one year or less while $17.6 million, or 9.5%, will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 6.01% for 2007, compared to 6.00% for 2006, and 5.86% for 2005. The book value of the entire portfolio exceeded its market value by approximately $6.9 million at December 31, 2007, compared to $2.3 million at December 31, 2006, and $2.7 million at December 31, 2005.

Deposits and Short-Term Borrowings

The Company’s predominate source of funds has been retail deposit accounts. The Company’s deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company’s deposits are provided by individuals and businesses generally located within the principal markets served. More recently, as the Company has grown its earning assets, it has found it to be financially advantageous to rely to a greater extent on wholesale borrowings than retail deposits. Wholesale funding tends to be much easier to obtain, more reliable, and quite often cheaper than retail deposits. Since deposits are, for our purposes, functionally similar to other forms of borrowing, there is not a significant difference between retail deposits and wholesale borrowings in so far as funding sources for earning assets are concerned. Management will emphasize one or the other depending on the costs of each and its outlook as to the future direction of interest rates.

As shown in the following table, average total deposits grew by 11.7% in 2007, compared to 4.0% in 2006 and 6.0% in 2005. The average aggregate interest rate paid on deposits was 3.62% in 2007, versus 2.97% in 2006, and 2.26% in 2005. The majority (63%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	For the Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate
	(Dollars in Thousands)
Non-interest bearing
demand deposits	$43,592	$ 0	0%	$45,466	$ 0	0%	$42,749	$ 0	0%
Interest bearing demand
deposits	59,092	1,306	2.21%	55,101	1,051	1.91%	53,878	604	1.12%
Savings deposits	34,121	512	1.50%	39,937	591	1.48%	49,712	622	1.25%
Time deposits	233,312	11,570	4.96%	190,933	8,194	4.29%	172,340	5,965	3.46%
Total	$370,117	$13,388	3.62%	$331,437	$9,836	2.97%	$318,679	$7,191	2.26%

The Company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2007:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$13,812
Three to six months	7,947
Six to twelve months	10,501
Over twelve months	39,365
$71,625

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

The Bank’s Tier 1 Capital ratio was 12.4% as of December 31, 2007, compared to 14.1% as of December 31, 2006, 13.3% as of December 31, 2005, compared to 12.5% at December 31, 2004. The Total Capital ratio was 13.2% at December 31, 2007, compared to 15.1% at December 31, 2006, 14.3% at December 31, 2005, and 13.6% at December 31, 2004. These ratios are in excess of the mandated minimum requirements of 4% for Tier 1, and 8% for Total. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2007 the Bank’s Leverage ratio was 9.5% compared to 10.0% at December 31, 2006, 9.6% at December 31, 2005 and 8.7% at December 31, 2004. Each of these exceeds the required minimum leverage ratio of 4%. The Company, in view of the significant growth experienced over the past several years and the resulting impact on various capital ratios, recognized the need for additional capital to support further expansion or acquisitions and used the proceeds from the issuance of the $5 million capital trust preferred securities in December 2003 to increase the capital position of the Bank.

The following tables show risk based capital ratios and stockholders equity to total assets for the Company and its principal subsidiary, Central Virginia Bank:

	December 31,
	Regulatory Minimum	2007	2006	2005	2004

Consolidated
Tier 1 risk-based capital	4.0%	12.7%	14.4%	13.5%	13.0%
Total risk-based capital	8.0%	13.5%	15.3%	14.5%	14.1%
Leverage ratio	4.0%	9.7%	10.7%	9.8%	9.0%
Stockholders’ equity to total assets	N/A	7.6%	8.5%	8.3%	8.3%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	12.4%	14.1%	13.3%	12.5%
Total risk-based capital	8.0%	13.2%	15.1%	14.3%	13.6%
Leverage ratio	4.0%	9.5%	10.0%	9.6%	8.7%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by retaining earnings. Total stockholders’ equity decreased by $0.2 million to $36.9 million in 2007 from $37.1 million 2006 principally due to an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. By contrast, shareholders equity increased by $4.18 million in 2006 as a result of earnings retention and a decrease in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. In 2005 shareholders equity increased by $1.5 million again due to earnings retention while partially offset by an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. At year end 2004 capital increased by $3.0 million again primarily as the result of earnings retention and improvement in accumulated other comprehensive income. The return on average equity in 2007 was 10.60% compared to 15.1% in 2006, (however after adjustment for the nonrecurring gain in 2006, the year’s comparable return on equity would be 13.64%), 15.3% in 2005, and 14.9% in 2004.

Total cash dividends of $1,751,165 were paid in 2007 representing 43.9% of net income, compared to $1,689,562 of dividends paid in 2006 representing 32.8% of net income; $1,422,057 in dividends representing 28.7% of net income for 2005; and $1,286,688 in dividends representing 29.3% of net income in 2004. Book value per share was $15.06 at December 31, 2007 compared to $15.33 at December 31, 2006, $13.71 at December 31, 2005, and $13.21 at December 31, 2004.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2007,the Bank had $10.6 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds from correspondent banks, and selling securities under repurchase agreements to correspondent banks as well as commercial customers. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans. The Bank, over the past four years, has experienced 23.1% growth in average year to date deposits – from $300.8 million in 2004 to $370.1 million in 2007. During the same period, the Bank has increased its borrowings 30.4% from $38.1 million YTD average for 2004 to $49.7 million YTD average for 2007.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2007, the Company had a positive 3 month and a negative12-month period gap position, however the cumulative gap to the one year point was positive. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes the Company’s interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2007:

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years or Non-sensitive	Total
EARNING ASSETS:
Federal funds sold	$ 186	$ -	$ -	$ -	$ 186
Securities available for sale	72,635	38,637	36,439	23,850	171,561
Securities held to maturity	2,394	474	2,123	1,020	6,011
Loans(1)	107,099	43,563	69,041	48,674	268,377
Total interest-earning assets	$ 182,314	$ 82,674	$ 107,603	$ 73,544	$ 446,135
FUNDING SOURCES
Deposits:
Interest bearing demand	$ -	$ 5,786	$ 5,786	$ 46,288	$ 57,860
Savings	-	26,044	3,255	3,255	32,554
Time deposits, $100,000 and over	13,812	18,448	39,365	-	71,625
Other time deposits	32,225	56,762	65,962	-	154,949
Federal funds purchased and securities
sold under repurchase agreements	22,238	-	-	-	22,238
FHLB borrowings	29,350	15,000	15,000	-	59,350
Capital Trust preferred securities	-	5,155	-	-	5,155
Total interest-bearing liabilities	$ 97,625	$ 127,195	$ 129,368	$ 49,543	$ 403,731
Period gap	$ 84,689	$ (44,521)	$ (21,765)	$ 24,001	$ 42,404
Cumulative gap	$ 84,689	$ 40,168	$ 18,403	$ 42,404
Ratio of cumulative gap to total earning assets	18.98%	9.00%	4.12%	9.50%

(1)	Of the amount of loans due after 12 months, $56.4 million had floating or adjustable rates of interest and $61.3 million had fixed rates of interest.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit and standby letters of credit which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 12 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. The Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Contractual Obligations

The following table presents the Company’s contractual obligations at December 31, 2007 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Thousands)
Capital Trust Preferred Securities	$ 5,000	$ 5,000	$ -	$ -	$ -
FHLB advances(1)	59,350	14,350	5,000	15,000	25,000
Total	$ 64,350	$19,350	$ 5,000	$ 15,000	$ 25,000

(1)

Federal Home Loan Bank advances generally all callable prior to the maturity date indicated above. If the advance is called, the advance can be, at the option of the Bank, converted to another advance with a different interest structure, while maintaining the same maturity date. See Note 7 in Notes to Consolidated Financial Statements.

Forward-Looking Statements

Certain information contained in this discussion and elsewhere in this filing may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes,” “it is anticipated,” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

General. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we may use historical loss factors as one of the many factors and estimates utilized in determining the inherent losses that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. A summary of the significant accounting policies of the Company is set forth in Note 1 to the Company’s consolidated financial statements.

Use of Certain Non-GAAP Financial Measures In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the year ended December 31, 2006 throughout this Form-10K, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Company’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of a non-recurring significant gain recognized in a single accounting period permits a comparison of results for ongoing business operations. It is on this basis that we assess the Company’s performance for 2006 and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-K enhance investors’ understandings of the Company’s performance, these non-GAAP financial measures should not be considered a substitute for GAAP financial measures.

Reconciliation of Certain Non-GAAP Financial Measures

		For the Year Ended December31,
(Dollars in thousands, except for per share data)	**	2007	2006
Net Income and Earnings Per Share
Net income (GAAP)	A	$ 3,989	$ 5,150
Gain on sale of assets, primarily the former main office building, net of income taxes (GAAP)		-	(500)
Net income, excluding gain on sale of assets, primarily the former main office building	B	$ 3,989	$ 4 ,650
Weighted average shares – basic (GAAP)	C	2,432,152	2,406,768
Weighted average shares – assuming dilution (GAAP)	D	2,460,621	2,444,239
Earnings per share – basic GAAP	A/C	$ 1.64	$ 2.14
Excluding gain on sale of assets, primarily the former main office building	B/C	$ 1.64	$ 1.93
Earnings per share – assuming dilution GAAP	A/D	$ 1.62	$ 2.11
Excluding gain on sale of assets, primarily the former main office building	B/D	$ 1.62	$ 1.90

Return on Average Assets
Average assets (GAAP)	E	$ 460,125	$ 409,728
Return on average assets GAAP	A/E	.87%	1.26%
Excluding gain on sale of assets, primarily the former main office building	B/E	.87%	1.13%

Return on Average Equity
Average equity (GAAP)	F	$ 37,632	$ 34,099
Return on average equity GAAP	A/F	10.60%	15.10%
Excluding gain on sale of assets, primarily the former main office building	B/F	10.60%	13.64%
** The letters in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or repricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments in response to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. The asset - liability management committee at the Bank is comprised of the CEO, CFO, Senior Credit Officer and an independent director, and is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposures to this risk. Our board of directors reviews the guidelines established by the committee. Interest rate risk is monitored through the use of four complimentary modeling tools: static gap analysis, dynamic gap simulation modeling, earnings simulation modeling and economic value simulation (net present value estimation). Each of the three simulation models measure changes under a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized or relied upon, since it does not effectively capture or measure the optionality characteristics of earning assets and funding sources nor does it effectively measure the earnings impact of changes in volumes and mix of these components on us. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis.

Earnings Simulation Analysis

We use simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model utilized by the Company calculates estimated earnings based on projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

The following table represents the interest rate sensitivity of our net interest income (net interest income at risk) on a 12-month horizon using different rate scenarios as of December 31, 2007. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2007 data.

Change in Yield Curve	Cumulative Percentage Change in Net Interest Income	Cumulative Dollar Change in Net Interest Income
		(Dollars in Thousands)
+300 basis points	4.4%	$1,296
+200 basis points	6.4%	987
+100 basis points	4.8%	737
Base	-	-
-100 basis points	-6.8%	-1,046
-200 basis points	-14.5%	-2,242
-300 basis points	-20.4%	-3,167

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

                The following chart reflects the change in net market value of equity, (economic value of equity at risk), by using December 31, 2007 data, over different rate environments with a one-year horizon.

Change in Yield Curve	Cumulative Percentage Change in Economic Value of Equity	Cumulative Dollar Change in Economic Value of Equity
		(Dollars in Thousands)
+300 basis points	-6.1%	$-2,121
+200 basis points	2.0%	674
+100 basis points	5.0%	1,721
Base	-	-
-100 basis points	-11.6%	-4,003
-200 basis points	-14.5%	-5,015
-300 basis points	-17.8%	-6,163

Management of the Interest Sensitivity Gap

The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, selling investment securities, replacing an earning asset or funding liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

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

	Cumulative Gap as a Percentage of Assets
Change in Yield Curve	Time Horizon 0 – 30 Days	Time Horizon 0 – 180 Days	Time Horizon 0 – 365 Days

+300 basis points	3.5%	1.2%	-1.8%
+200 basis points	3.6%	1.5%	-1.3%
+100 basis points	4.3%	6.6%	4.1%
Base	6.8%	12.2%	12.2%
-100 basis points	9.6%	20.0%	20.2%
-200 basis points	10.1%	22.1%	22.7%
-300 basis points	10.4%	23.1%	23.8%

The table below lists the Company’s performance for the years ended December 31, 2007 and 2006 on a quarterly basis.

Summary of Financial Results by Quarter
	2007
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$7,920	$7,864	$7,579	$7,250
Interest expense	4,165	4,021	3,921	3,695
Net interest income	3,755	3,843	3,658	3,555
Provision for loan losses	180	-	-	-
Non-interest income	1,020	880	840	802
Non-interest expense	3,312	3,312	3,194	3,320
Income before applicable income taxes	1,283	1,411	1,304	1,037
Applicable income taxes	274	304	281	187
Net Income	$1,009	$1,107	$1,023	$850

Net income per share, basic	$0.41	$0.46	$0.42	$0.35
Net income per share, diluted	$0.41	$0.45	$0.42	$0.35

	2006
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$7,144	$6,840	$6,680	$6,308
Interest expense	3,432	3,055	2,844	2,572
Net interest income	3,712	3,785	3,836	3,736
Provision for loan losses	-	-	-	-
Non-interest income	902	832	1,670	972
Non-interest expense	3,083	3,178	3,354	3,041
Income before applicable income taxes	1,531	1,439	2,152	1,667
Applicable income taxes	370	312	589	369
Net Income	$1,161	$1,127	$1,564	$1,298

Net income per share, basic	$0.48	$0.47	$0.65	$0.54
Net income per share, diluted	$0.48	$0.46	$0.64	$0.53

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and independent auditors’ reports thereon are filed as a part of this report following Item 15:

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, the Company has evaluated the effectiveness of and documented the design and operations of its disclosure controls and procedures that are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. In designing and evaluating the disclosure controls and procedures, management recognizes that no control or procedure, no matter how well designed and operated, can provide absolute assurance that the desired control objectives will be achieved. However, management believes it has both appropriate and effective controls over financial disclosure and reporting, and has applied prudent judgment in evaluating the cost-benefit relationship of these controls and procedures.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information set forth under the heading “ELECTION OF DIRECTORS”; “Committees”; “Code of Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive 2008 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on May 13, 2008 (the “2008 Proxy Statement”) is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information set forth under the heading “REMUNERATION” (except for the information set forth under the heading “Compensation Committee Report on Executive Compensation”) of the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “Equity Compensation Plan Information” of the 2008 Proxy Statement are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Information set forth under the heading “Certain Transactions” of the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the heading “Fees of Independent Public Accountants” and “Pre-Approved Services” of the 2008 Proxy Statement is hereby incorporated by reference.

                                                                                         PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following documents are filed herewith or incorporated herein by reference as Exhibits:

3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

3.2	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2007).

4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2007

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the consolidated balance sheets of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006, and 2005, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Central Virginia Bankshares, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 31, 2008

CENTRAL VIRGINIA BANKSHARES, INC
CONSOLIDATED BALANCE SHEETS
December 31,	2007	2006
ASSETS
Cash and due from banks	$10,176,944	$9,563,381
Federal funds sold	186,000	30,242,000
Total cash and cash equivalents	10,362,944	39,805,381

Securities available for sale at fair value	171,561,070	157,253,773
Securities held to maturity at amortized cost (fair value 2007 – $6,150,888; 2006 - $8,450,928)	6,011,191	8,269,965
Total securities	177,572,261	165,523,738

Loans held for sale	2,477,217	192,400

Loans:
Commercial	48,254,914	40,683,336
Real Estate: Mortgage	106,394,103	78,986,039
Home equity	13,863,076	10,795,899
Construction	87,127,000	68,204,002
Bank cards	910,607	893,973
Installment	9,350,397	8,999,540
Less unearned income	(51,460)	(55,593)
Loans, net of unearned discount	265,848,637	208,507,196
Allowance for loan losses	(2,912,082)	(2,889,496)
Loans, net	262,936,555	205,617,700

Bank premises and equipment, net	10,352,300	10,591,743
Accrued interest receivable	3,034,357	2,685,888
Other assets	18,485,470	13,118,380
Total Other Assets	31,872,127	26,396,011
Total Assets	$485,221,104	$437,535,230

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$41,772,145	$42,396,257
Interest bearing demand deposits, MMDA, and NOW accounts	57,860,133	57,737,121
Savings deposits	32,553,872	38,745,115
Certificates of deposit	154,949,233	154,476,186
Certificates of deposit $100,000 and over	71,625,144	64,638,800
Total deposits	358,760,527	357,993,479

Federal funds purchased & securities sold under repurchase agreements	22,237,530	64,500
FHLB borrowings	59,350,000	35,000,000
Capital trust preferred securities	5,155,000	5,155,000
Total borrowings	86,742,530	40,219,500

Accrued interest payable	726,025	628,941
Other liabilities	2,127,938	1,607,364
Total liabilities	448,357,020	400,449,284
Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $1.25 par value; 6,000,000 shares
authorized, 2,447,116 and 2,419,293 shares issued and outstanding in 2007 and 2006, respectively	3,058,895	3,024,117
Surplus	14,792,997	14,329,239
Retained earnings	23,633,722	21,396,176
Accumulated other comprehensive (loss), net	(4,621,530)	(1,663,586)
Total stockholders’ equity	36,864,084	37,085,946

Total Liabilities and Stockholders’ Equity	$485,221,104	$437,535,230

See Notes to Consolidated Financial Statements.

Central Virginia Bankshares, Inc
Consolidated Statements of Income

Years Ended December 31,	2007	2006	2005

Interest income:
Interest and fees on loans	$19,505,965	$17,283,586	$13,609,704
Interest on securities and federal funds sold:
U.S. Treasury securities	-	5,369	-
U.S. government agencies and corporations	5,741,234	4,488,877	4,108,892
States and political subdivisions	965,663	1,052,826	1,440,620
Corporate and other	3,887,347	3,846,148	3,787,502
Federal funds sold	513,162	295,545	72,341
	11,107,406	9,688,765	9,409,355
Total interest income	30,613,371	26,972,351	23,019,059

Interest expense:
Interest on deposits	13,387,997	9,836,260	7,190,999
Interest on borrowings:
Federal funds purchased and securities sold
under repurchase agreements	404,818	183,964	95,914
FHLB borrowings	1,594,808	1,479,631	1,018,382
Capital trust preferred securities	414,414	402,867	311,531
	2,414,040	2,066,462	1,425,827
Total interest expense	15,802,037	11,902,722	8,616,826
Net interest income	14,811,334	15,069,629	14,402,233

Provision for loan losses	180,000	-	203,000
Net interest income after provision for loan losses	14,631,334	15,069,629	14,199,233

Non-interest income
Deposit fees and charges	1,852,956	1,863,372	1,227,076
Bank card fees	471,160	412,724	362,901
Increase in cash surrender value of life insurance	360,385	211,390	280,607
Secondary mortgage market loan fees	128,451	260,946	241,980
Investment and insurance commissions	380,025	325,156	284,772
Net realized gains on sale of securities available for sale	109,548	181,481	380,852
Net realized gains on sale of assets	-	757,416	-
Other	239,529	363,543	337,809
	3,542,054	4,376,028	3,115,997

(Continued)

Central Virginia Bankshares, Inc
Consolidated Statements of Income

Years Ended December 31,	2007	2006	2005
Non-interest expenses:
Salaries and wages	5,513,696	5,347,638	4,595,603
Pensions and other employee benefits	1,973,184	1,792,745	1,681,245
Occupancy expense	649,689	660,897	550,739
Equipment depreciation	643,395	732,157	679,498
Equipment repairs and maintenance	408,127	374,110	323,125
Advertising and public relations	451,986	372,228	259,094
Federal insurance premiums	42,312	40,567	42,140
Office supplies, telephone, and postage	525,705	566,588	599,030
Taxes and licenses	295,035	261,640	268,672
Legal and professional fees	389,498	267,395	199,723
Consulting fees	297,961	305,163	281,912
Other operating expenses	1,947,771	1,935,384	1,474,122
	13,138,359	12,656,512	10,954,903
Income before income taxes	5,035,029	6,789,145	6,360,327

Income taxes	1,046,318	1,639,143	1,405,159

Net income	$3,988,711	$5,150,002	$4,955,168

Basic earnings per share	$1.64	$2.14	$2.08
Diluted earnings per share	$1.62	$2.11	$2.04

See Notes to Consolidated Financial Statements.

Central Virginia Bankshares, Inc

Consolidated Statements of Changes in Stockholder’s Equity

				Accumulated
				Other
				Comprehensive
	Common		Retained	Income	Comprehensive
Years Ended December 31, 2007, 2006 and 2005	Stock	Surplus	Earnings	(Loss), Net	Income	Total

Balance, December 31, 2004	$2,827,145	$10,417,162	$17,582,993	$553,646	$ -	$31,380,946
Comprehensive income:
Net income	-	-	4,955,168	-	4,955,168	4,955,168
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period,
net of deferred income taxes of $1,170,861	-	-	-	(2,268,582)	(2,268,582)	(2,268,582)
Less reclassification adjustment for gains
on securities available for sale included in net income, net of deferred income
taxes of $132,912	-	-	-	(247,940)	(247,940)	(247,940)

Total comprehensive income					$2,438,646	-

Issuance of common stock:
14,466 shares pursuant to exercise of stock options	18,084	161,815	-	-	-	179,899
Income tax benefit of deduction for tax purposes attributable to exercise of
stock options	-	66,880	-	-	-	66,880
9,434 shares pursuant to dividend reinvestment plan	11,794	252,863	-	-	-	264,657
Cash dividends declared, $.625 per share	-	-	(1,422,057)	-	-	(1,422,057)
Balance, December 31, 2005	2,857,023	10,898,720	21,116,104	(1,962,876)		32,908,971
Comprehensive income:
Net income	-	-	5,150,002	-	5,150,002	5,150,002
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes
of $215,700	-	-	-	419,067	419,067	419,067
Less reclassification adjustment for gains on
securities available for sale included in net income, net of deferred income taxes of $61,704	-	-	-	(119,777)	(119,777)	(119,777)

Total comprehensive income					$5,449,292	-

(Continued)

Central Virginia Bankshares, Inc

Consolidated Statements of Changes in Stockholder’s Equity

				Accumulated
				Other
				Comprehensive
	Common		Retained	Income	Comprehensive
Years Ended December 31, 2007, 2006 and 2005	Stock	Surplus	Earnings	(Loss), Net	Income	Total
Issuance of common stock:
9,407 shares pursuant to exercise of stock options	11,758	97,854	-	-	-	109,612
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	42,196	-	-	-	42,196
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)	-	-	-
10,049 shares pursuant to dividend reinvestment plan	12,562	259,097	-	-	-	271,659
Payment for 223 fractional shares of common stock	-	-	(6,222)	-	-	(6,222)
Cash dividends declared, $.71 per share	-	-	(1,689,562)	-	-	(1,689,562)
Balance, December 31, 2006	3,024,117	14,329,239	21,396,176	(1,663,586)		37,085,946

Comprehensive income:
Net income	-	-	3,988,711	-	3,988,711	3,988,711
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $1,490,693	-	-	-	(2,885,785)	(2,885,785)	(2,885,785)
Less reclassification adjustment for gains on
securities available for sale included in net income net of deferred income taxes of $37,389	-	-	-	(72,159)	(72,159)	(72,159)
Total comprehensive income					$1,030,767
Issuance of common stock:
14,512 shares pursuant to exercise of stock options	18,140	147,526	-	-	-	165,666
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	52,588	-	-	-	52,588
13,311 shares pursuant to dividend reinvestment plan	16,638	263,644	-	-	-	280,282
Cash dividends declared, $.72 per share	-	-	(1,751,165)	-	-	(1,751,165)
Balance, December 31, 2007	$3,058,895	$14,792,997	$23,633,722	$(4,621,530)		$36,864,084

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005

Cash Flows from Operating Activities
Net Income	$3,988,711	$5,150,002	$4,955,168
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	849,185	933,505	830,973
Amortization	37,178	37,177	37,177
Deferred income taxes	(158,392)	(60,128)	(38,342)
Provision for loan losses	180,000	-	203,000
Amortization and accretion on securities	24,848	46,016	150,940
(Gain) loss on valuation of swap agreement	29,379	23,962	(126,255)
Realized gain on sales of securities available for sale	(109,548)	(181,481)	(380,852)
(Gain) loss on disposal of premises and equipment	-	(757,416)	-
Increase in cash value, life insurance	(360,385)	(212,870)	(282,087)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Loans held for sale	(2,284,817)	717,400	354,375
Accrued interest receivable	(348,469)	(43,845)	(344,632)
Other assets	257,229	207,674	546,768
Increase in liabilities
Accrued interest payable	97,084	111,824	100,648
Other liabilities	554,888	234,680	404,755
Net cash provided by operating activities	2,756,891	6,206,500	6,411,636

Cash Flows From Investing Activities
Proceeds from calls and maturities of securities held to maturity	2,259,500	205,400	204,000
Proceeds from calls and maturities of securities available for sale	15,191,940	7,775,891	13,215,000
Proceeds from sales of securities available for sale	7,202,636	11,418,118	33,605,230
Purchase of securities available for sale	(41,103,925)	(18,676,148)	(47,233,618)
Net increase in loans made to customers	(57,498,855)	(10,977,144)	(17,610,001)
Proceeds from sale of assets	-	879,648	-
Net purchases of premises and equipment	(609,742)	(687,886)	(3,596,572)
Purchase of bank owned life insurance	(2,578,163)	-	-
Acquisition of other assets	(1,047,580)	(292,050)	(27,800)
Net cash (used in) investing activities	(78,184,189)	(10,354,171)	(21,443,761)

(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005

Cash Flows From Financing Activities
Net (decrease) in demand deposits, MMDA, NOW, and savings accounts	(6,692,343)	(8,021,182)	(1,971,881)
Net increase in time deposits	7,459,391	43,785,713	14,253,860
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	22,173,030	(4,625,500)	3,693,000
Net proceeds on FHLB borrowings	24,350,000	4,500,000	-
Net proceeds from issuance of common stock	445,948	381,271	444,556
Payment for fractional shares of common stock	-	(6,222)	-
Dividends paid	(1,751,165)	(1,689,562)	(1,422,057)
Net cash provided by financing activities	45,984,861	34,324,518	14,997,478
Increase (decrease) in cash and cash equivalents	(29,442,437)	30,176,847	(34,647)
Cash and cash equivalents, beginning	39,805,381	9,628,534	9,663,181
Cash and cash equivalents, ending	$10,362,944	$39,805,381	$9,628,534
Supplemental Disclosures of Cash Flow Information
Interest Paid	$15,704,953	$11,790,898	$8,529,345
Income taxes paid	1,064,138	1,723,676	1,041,440
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	(4,486,026)	453,285	(3,820,295)

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 1. Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at December 31, 2007. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Restatement of Prior Years: The consolidated financial statements for the year ended 2005 have been restated to remove the effect of hedge accounting for the Company’s interest rate swap on its trust preferred securities issued in December 2003. The Company has determined, following the review and analysis of SFAS 133, that the application of the shortcut method of accounting is only permissible in cases where all of the relevant terms of the hedged instrument are mirrored in the corresponding hedge. The interest payment deferral option in the Company’s trust preferred securities was not mirrored in the interest rate swap, as well as shortcut accounting only being permitted for put and call options that are mirrored in the hedged item and the swap. Therefore, the transaction did not meet all the requirements of SFAS 133, paragraph 68. Accordingly, the Company has removed the effect of hedge accounting from its prior year’s financial statements, and made the appropriate adjustments in its subsequent financials. The Company has conducted an analysis and evaluation of the impact of this misstatement and has concluded the impact of the adjustments to be immaterial, and has made all the appropriate adjustments to the prior periods presented herein.

Nature of operations: Central Virginia Bankshares, Inc. (the “Company”) is a one bank holding company headquartered in Powhatan County, Virginia. The Company’s subsidiary, Central Virginia Bank, (the “Bank”) provides a variety of financial services to individuals and corporate customers through its seven branches located in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. The Bank’s primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are residential mortgage, construction, installment, and commercial business loans.

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

_____________________________________________________________________________________

Note 1. Significant Accounting Policies (Continued)

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

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

The Bank maintains cash accounts with other commercial banks. The amount of these deposits at December 31, 2007 exceeded the insurance limit of the FDIC by $1,571,842. The Bank has not experienced any losses in such accounts. The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $4,066,000 and $3,840,000 at December 31, 2007 and 2006, respectively.

Securities: Securities are classified as “held to maturity” when management has the intent and the Company has the ability at the time of purchase to hold them until maturity or on a long-term basis. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Sales of these securities are generally not permitted, however if a sale occurs, gains and losses on the sale of such securities are determined by the specific identification method.

Securities to be held for indefinite periods of time, which may be to maturity or which may be sold as needs arise, are classified as “available for sale” and accounted for at market value on an individual basis. These include securities used as part of the Company’s asset/liability management strategy and may be sold in response to changes in the Bank’s liquidity requirements due to increases in loan demand, changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, a component of stockholders’ equity, net of the related deferred tax effect. Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 1. Significant Accounting Policies (Continued)

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Company held no trading securities during the years ended December 31, 2007 and 2006.

Significant declines for extended periods of time in the fair value of individual securities classified as either held to maturity or available for sale below their amortized cost are evaluated quarterly by the Company to ascertain if the impairment is other than temporary. Should the conclusion be the impairment is other than temporary, the securities carrying value will be adjusted down to their fair value with the resulting write-downs included in current earnings as realized losses.

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market determined on an aggregate basis. The Bank does not retain mortgage servicing rights on loans held for sale. Substantially all mortgage loans held for sale are pre-sold to the Bank's mortgage correspondents. All sales are made without recourse.

United States SBA Loan Certificates held for sale: The Company, through a business arrangement with Community Bankers Securities (“CBS”), provides temporary short-term financing for United States Government Small Business Administration Guaranteed Interest Certificates (“Certificates”) until such times as the Certificates can be aggregated into a U.S. Small Business Administration Guaranteed Loan Pool (“Pool”) by CBS. Upon assembling the requisite number of Certificates that aggregate the desired principal amount and yield, CBS repurchases the Certificates from the Bank, transferring them to the exclusive Fiscal and Transfer Agent (“FTA”) receiving in exchange, a security backed by the pool of Certificates, which is then sold by CBS to the end investor. As the Certificates represent the guaranteed portion of SBA loans, they are reported as loans held for sale and carried at their fair market value.

Rate lock commitments: The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates.

Loans: Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity of pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 1. Significant Accounting Policies (Continued)

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related yield. The Bank is amortizing these amounts over the average contractual life.

Loan origination fees, net of certain direct origination costs, are deferred and recongnized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component related to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 1. Significant Accounting Policies (Continued)

probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Foreclosed real estate: Foreclosed real estate represents properties acquired through foreclosure or other proceedings. Foreclosed real estate is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose. At December 31, 2007 and 2006, there was no foreclosed real estate.

Public relations and marketing costs: Public relations and marketing cost are generally expensed over the period of the promotion for which a marketing campaign occurs.

Intangible assets: Intangible assets, which for the Bank are the cost of acquired customer accounts, are amortized on a straight-line basis over the expected periods of benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 1. Significant Accounting Policies (Continued)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 1. Significant Accounting Policies (Continued)

to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company is evaluating the effect that EITF 06-4 will have on its consolidated financial statements when implemented.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 1. Significant Accounting Policies (Continued)

application permitted. The Company is evaluating the effect that EITF 06-10 will have on its consolidated financial statements when implemented.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Derivative financial instruments: All derivatives are recognized on the balance sheet at their fair value as an asset or liability. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability i.e., “cash flow” hedge. Changes in the fair value of a derivative whose terms mirror all aspects of the hedged instrument, and that has been determined to have no ineffectiveness, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income. Earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

At December 31, 2007 and 2006, the Company’s only derivative financial instrument consisted of a $5,000,000 notional interest-rate swap agreement used to effectively convert the Company’s $5,000,000 floating-rate trust preferred debt incurred in 2003, from a variable rate to fixed rate. The Company has subsequently determined that the terms of the hedged instrument were not mirrored in the swap, as required by SFAS 133. Accordingly, the Company has removed hedge accounting treatment retrospectively to the inception of the swap. The impact of this correction is not material to the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies and corporations	$93,960,245	$685,835	$(719,790)	$93,926,290
Bank eligible preferred and equities	20,677,767	26,338	(4,649,856)	16,054,249
Mortgage-backed securities	8,478,938	14,774	(464,994)	8,028,718
Corporate and other debt	42,783,100	420,760	(2,392,603)	40,811,257
States and political subdivisions	12,667,107	110,156	(36,707)	12,740,556
	$178,567,157	$1,257,863	$(8,263,950)	$171,561,070

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies and corporations	$81,442,551	$33,928	$(1,554,741)	$79,921,738
Bank eligible preferred and equities	19,967,296	117,233	(1,087,111)	18,997,418
Mortgage-backed securities	9,310,083	8,153	(180,986)	9,137,250
Corporate and other debt	36,375,834	470,920	(384,815)	36,461,939
States and political subdivisions	12,678,070	121,854	(64,496)	12,735,428
	$159,773,834	$752,088	$(3,272,149)	$157,253,773

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 2. Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2007 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. Additionally, many of the U. S. government agency securities held have one-time, semiannual, quarterly, or continuous call provisions that allow the agency to redeem the debt substantially in advance of the contractual maturity.

	Amortized Cost	Approximate Market Value
Due in one year or less	$ 6,837,513	$ 6,775,957
Due after one year through five years	16,178,637	16,018,677
Due after five years through ten years	40,107,038	39,885,353
Due after ten years	86,287,264	84,798,116
Bank eligible preferred and equities	20,677,767	16,054,249
Mortgage-backed securities	8,478,938	8,028,718
	$ 178,567,157	$ 171,561,070

Gross gains of $200,654, $222,726 and $659,045 were realized on sales and redemptions of securities available for sale in 2007, 2006 and 2005, respectively. Gross losses of $91,106, $41,245 and $278,193 were realized on the sale of securities available for sale in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 2. Securities (Continued)

Securities with unrealized losses were as follows:

December 31, 2007
	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U. S. government agencies
and corporations	$3,693,120	$(65,458)	$12,407,770	$(654,332)	$16,100,890	$(719,790)
Bank eligible preferred and
equities	10,751,850	(3,301,956)	2,864,600	(1,347,900)	13,616,450	(4,649,856)
Mortgage-backed securities	1,311,762	(406,799)	4,938,187	(58,195)	6,249,949	(464,994)
Corporate and other debt	15,568,455	(1,496,277)	10,707,412	(896,326)	26,275,867	(2,392,603)
States and political
subdivisions	1,455,903	(29,229)	1,354,876	(7,478)	2,810,779	(36,707)
	$32,781,090	$(5,299,719)	$32,272,845	$(2,964,231)	$65,053,935	$(8,263,950)

December 31, 2006
	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U. S. government agencies and corporations
	$11,988,050	$(212,381)	$55,964,451	$(1,342,360)	$67,952,501	$(1,554,741)
Bank eligible preferred and
equities	6,035,250	(272,761)	9,120,900	(814,350)	15,156,150	(1,087,111)
Mortgage-backed securities	-	-	7,723,163	(180,986)	7,723,163	(180,986)
Corporate and other debt	1,021,774	(5,937)	16,182,060	(378,878)	17,203,834	(384,815)
States and political
subdivisions	887,079	(26,018)	3,712,284	(38,478)	4,599,363	(64,496)
	$19,932,153	$(517,097)	$92,702,858	$(2,755,052)	$112,635,011	$(3,272,149)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors. Of the securities in a net unrealized loss position as of December 31, 2007, the majority of the unrealized losses pertain to the Bank’s portfolio of bank eligible government agency (FNMA & FHLMC) preferred stocks, which had gross unrealized losses of $4,649,856 of the total unrealized losses of $8,263,950. However, the majority of these securities have been in a loss position for less than 12 months, and the Company’s analysis has concluded that the impairment is temporary, as it is due primarily to the effect of changing market interest rates and credit spreads on these fixed rate coupon securities. The Company, as a long term investor, has both the positive intent and ability to hold these securities until such time as their market value recovers. Moreover, as a long term investor, these securities were purchased for their yield (70% of the dividend is not taxable). The Company has never sold any of these securities, and has the capacity to, and positive intention of holding them for an indefinite period of time. The Company has a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues. Due to the recent “sub-prime” and liquidity issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value. This is considered a temporary condition, and the Company expects prices should return to historical levels over the next twelve to eighteen months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 2. Securities (Continued)

The primary relevant factors considered by the Company in its evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially all of its basis in the securities within a reasonable period of time, the impairment is considered temporary. The Company has determined that there was no other than temporary impairment associated with the above securities at December 31, 2007 and 2006.

Carrying amounts and approximate market values of securities being held to maturity are as follows:

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 6,011,191	$ 139,728	$ (31)	$ 6,150,888

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 8,269,965	$ 180,963	$ -	$ 8,450,928

The amortized cost and approximate market value of securities being held to maturity at December 31, 2007, by contractual maturity, are shown below.

	Amortized Cost	Approximate Market Value
Due in one year or less	$ 416,314	$ 418,293
Due after one year through five years	1,413,327	1,439,799
Due after five years through ten years	2,356,969	2,400,888
Due after ten years	1,824,581	1,891,908
	$ 6,011,191	$ 6,150,888

Available for sale Securities with an amortized cost of $29,880,949 and $8,000,000 and a market value of $30,083,760 and $7,790,780, and Held to Maturity Securities with an amortized cost of $2,004,113 and $3,121,865 and a market value of $2,063,146 and $3,198,626 at December 31, 2007 and 2006, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2007	2006
Commercial	$ 48,254,914	$ 40,683,336
Real estate:
Mortgage	106,394,103	78,986,039
Home equity	13,863,076	10,795,899
Construction	87,127,000	68,204,002
Bank cards	910,607	893,973
Installment	9,350,397	8,999,540
	265,900,097	208,562,789
Less unearned discount	(51,460)	(55,593)
	265,848,637	208,507,196
Allowance for loan losses	(2,912,082)	(2,889,496)
Loans, net	$ 262,936,555	$ 205,617,700

At December 31, 2007 and 2006, overdraft demand deposit accounts totaling $213,761 and $150,112, respectively, were reclassified as loans within the Installment loan category.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2007	2006	2005
Balance, beginning	$ 2,889,496	$ 2,917,670	$ 2,698,622
Provision charged to operations	180,000	-	203,000
Loans charged off	(222,527)	(107,442)	(93,702)
Recoveries	65,113	79,268	109,750
Balance, ending	$ 2,912,082	$ 2,889,496	$ 2,917,670

The Bank had loans classified as impaired at December 31, 2007 and 2006 totaling $697,500, and $0 respectively. All of the loans so classified were also concurrently classified as non-accrual loans. For the years ended December 31, 2007 and 2006, there were no impaired loans with a valuation allowance, and there was no valuation allowance or specific reserve for impaired loans. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans was $1,906, $0, and $0. There was no interest income recognized on impaired loans, nor was any income recognized on a cash basis on impaired loans for any of the years discussed above.

Non-accruing loans (principally installment, commercial, and mortgage loans) totaled $2,360,794, $736,509, and $719,915 at December 31, 2007, 2006 and 2005, respectively, which had the effect of reducing net income $119,031, $60,578, and $29,141 for the years then ended, respectively. Loans past due ninety days or more and still accruing interest amounted to $1,757,544, $263,931, and $247,161 at December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 4. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

	December 31,
	2007	2006
Land	$ 1,958,738	$ 1,958,738
Buildings and improvements	7,373,968	7,291,882
Furniture and equipment	9,613,991	9,122,506
	18,946,697	18,373,126
Less accumulated depreciation	8,594,397	7,781,383
	$ 10,352,300	$ 10,591,743

Depreciation expense for the fiscal years ending December 2007, 2006 and 2005 was $849,185, $933,505 and $830,973, respecitively.

Note 5. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of approximately $15,975,810 maintained on certain of its officers and directors. The earnings from these policies are used to offset increases in employee benefit costs. The cash surrender value of these policies of $8,979,830 and $6,051,549 at December 31, 2007 and 2006, respectively, is included in other assets on the accompanying consolidated balance sheets, and at all times since purchase has exceeded the original investment.

Note 6. Maturities of Time Deposits

The scheduled maturities of time deposits at December 31, 2007, are as follows:

2008	$ 121,537,461
2009	39,036,551
2010	26,462,968
2011	23,425,864
2012	16,111,533
$ 226,574,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 7. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $3.17 million. The borrowings at December 31, 2007 and 2006, consist of the following:

	2007	2006
Interest payable quarterly at a fixed rate
of 2.99%, principal due and payable
on March 17, 2014, callable only on .
March 17, 2009	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate
of 3.71%, principal due and payable
on November 14, 2013, callable only on
November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to
one-month LIBOR plus 50 basis points,
currently 3.87%, principal due and payable
on July 23, 2012, callable only on July 23,
2007, otherwise converts to 3.93% fixed rate	-	5,000,000
Interest payable and adjusts quarterly to
three-month LIBOR minus 100 basis points,
currently 4.36%, principal due and payable
on July 24, 2017, callable quarterly
beginning July 24, 2008 if not called, converts to fixed rate of 4.5092%	5,000,000	-
Interest payable quarterly at a fixed rate of
4.57%, principal due and payable on
June 29, 2016, callable quarterly
beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
5.24%, principal due and payable on
June 29, 2011, callable only on
June 30, 2008,	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
5.08%, principal due and payable on
June 29, 2009, callable quarterly
beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
4.315%, principal due and payable on
August 22, 2016, callable quarterly
beginning August 22, 2007	5,000,000	5,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 7. FHLB Borrowings (Continued)

Interest payable quarterly at a fixed rate of
3.82250%, principal due and payable
on November 19, 2012, callable
quarterly beginning August 22, 2007.	10,000,000	-
Overnight daily rate credit borrowing pre-
payable daily at bank’s option, maturity December 31, 2008, interest adjusted daily, currently, 4.40% as of December 31, 2007.	14,350,000	-
	$ 59,350,000	$ 35,000,000

The contractual maturities of FHLB advances as of December 31, 2007 are as follows:

Due in 2008	$14,350,000
Due in 2009	5,000,000
Due in 2011	5,000,000
Due in 2012	10,000,000
Thereafter	25,000,000
$59,350,000

Note 8. Long-Term Debt, Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares Statutory Trust I (Trust). The Trust holds $5,155,000 in floating rate junior subordinated debentures due December 17, 2033, issued by the Company on December 17, 2003. Distributions on the $5,000,000 in Preferred Securities are payable quarterly at an annual rate of three-month LIBOR plus 2.85% (7.68% and 8.47% at December 31, 2007 and 2006, respectively). However, the Company has the option to defer distributions for up to five years. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 9. Income Tax Matters

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements. The Company and the Bank file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2007, 2006, and 2005, are as follows:

	2007	2006	2005
Currently payable	$ 1,204,710	$ 1,699,271	$ 1,443,501
Deferred provision	(158,392)	(60,128)	(38,342)
	$ 1,046,318	$ 1,639,143	$ 1,405,159

A reconciliation of the expected income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2007	2006	2005
Computed “expected” tax expense	$ 1,711,910	$ 2,308,309	$ 2,162,511
Tax-exempt interest	(212,301)	(227,803)	(297,606)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	30,763	29,168	29,198
Dividends received deduction	(246,946)	(257,229)	(260,861)
Increase in cash value of life insurance	(68,473)	(40,165)	(53,315)
Tax credits from limited partnership
investment	(159,355)	(159,355)	(159,355)
Other	(9,280)	(13,782)	(15,413)
	$ 1,046,318	$ 1,639,143	$ 1,405,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 9. Income Tax Matters (Continued)

The components of the net deferred tax asset included in other assets are as follows at December 31:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$ 932,870	$ 925,191
Less valuation allowance	(233,218)	(231,298)
	699,652	693,893
Unrealized loss on securities
available for sale	2,384,557	856,475

Passive loss carryover	30,812	11,781
Net deferred loan fees	111,102	79,840
Accrued professional fees	17,142	18,138
Accrued supplemental retirement expense	448,425	330,907
Reserve for uncollectible late charges	5,100	2,980
Interest income on nonaccrual loans	28,075	9,276
	3,724,865	2,003,290

Deferred tax liabilities:
Property and equipment	265,325	255,083
Gain on interest rate swap agreement	-	53,867
Cumulative increase in cash surrender value	254,983	200,925
Limited partnership investment	6,301	-
Other investments	120,717	102,350
	647,326	612,225

Net deferred tax asset	$ 3,077,539	$ 1,391,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

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

Profit-Sharing: This portion of the plan is discretionary and is based on the profitability of the Company on an annual basis. The Board of Directors approves the Company’s profit-sharing percentage contribution annually. The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. Contributions for 2007, 2006, and 2005 represented 7.0 percent, 6.0 percent, and 9.0 percent, respectively of all participants’ eligible wages.

401K: This portion of the plan provides for employee contributions of a portion of their eligible wages on a pre-tax basis subject to statutory limitations. The Bank provides a matching contribution of $1.00 for every $1.00 the participant contributes up to 3 percent of the participant’s eligible wages and $.50 for every $1.00 contributed of the next 2 percent of their eligible wages.

The total contributions to both of the above plans for the years ended December 31, 2007, 2006, and 2005, were $503,896, $399,936, and $472,632, respectively.

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

_____________________________________________________________________________________

Note 11. Supplemental Executive Retirement Agreement (Continued)

The accrued liability payable at December 31, 2007 and 2006 totaled $1,318,898 and $973,255, respectively. The Company’s expense related to the plan was $345,643, $318,502 and $209,722 for 2007, 2006 and 2005, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2007 and 2006 is as follows:

	2007	2006
Commitments to extend credit	$77,850,205	$80,319,867
Standby letters of credit	4,454,847	2,087,066
	$82,305,052	$82,406,933

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

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of December 31, 2007 total $120,016,773, of which $40,666,773 remains available to borrow. The total amount of borrowing facilities at December 31, 2006, was approximately $120,328,421 with $85,328,421 available to borrow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 12. Commitments and Contingencies (Continued)

Concentrations of credit risk: All of the Bank’s loans, commitments to extend credit, and standby letters of credit have been granted to customers within the state and, more specifically, the area surrounding Richmond, Virginia. The concentrations of credit by type of loan are set forth in Note 3. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon residential construction and general real estate sectors of the local economy.

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

Aggregate loan transactions with related parties were as follows:

	Years Ended December 31,
	2007	2006
Balance, beginning	$ 4,418,606	$ 4,236,497
New loans	493,811	855,139
Repayments	(1,407,610)	(673,030)
Balance, ending	$ 3,504,807	$ 4,418,606

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

Note 15. Incentive Stock Option Plan

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 324,949 shares of common stock of which 157,628 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. All shares reported have been restated for the 5% stock dividend in 2006. There were no stock options granted in 2007, 2006, and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 15. Incentive Stock Option Plan (Continued)

The following table presents a summary of options under the Plan at December 31:

	December 31
	2007
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	65,969	$13.87
Granted	-	-
Exercised	(14,512)	11.42
Forfeited	-	-
Outstanding at end of year	51,457	14.56	$ 256,350
Options exercisable at year-end	51,457	14.56	$ 256,350

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.89 $11.67 - $12.10 $15.97 - $26.04	2,341 33,613 15,503	2.10 years 1.61 years 5.60 years	$7.89 11.73 21.70	2,341 33,613 15,503	$7.89 11.73 21.70

The total intrinsic value of options exercised was $171,339 in 2007, and $138,635 in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 16. Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	2007	2006	2005
Income available to common stockholders
used in basic EPS	$ 3,988,711	$ 5,150,002	$ 4,955,168

Weighted average number of common
shares used in basic EPS	2,432,152	2,406,768	2,387,711

Effect of dilutive securities:
Stock options	28,469	37,471	41,622

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,460,621	2,444,239	2,429,333

All shares reported have been restated for the 5% stock dividend in 2006. Stock options for 8,827 shares of common stock were not considered in computing diluted earnings per common share for 2007, because they were antidilutive. There were no option shares considered antidilutive for 2006 and 2005.

Note 17. Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and subsidiary must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2007, that the Company and subsidiary meet all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 17. Regulatory Matters (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 49,272	13.52%	$ 29,155	8.00%	N/A
Central Virginia Bank	47,902	13.16%	29,119	8.00%	36,398	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	46,360	12.72%	14,577	4.00%	N/A
Central Virginia Bank	44,990	12.36%	14,559	4.00%	21,839	6.00%

Tier I Capital (to Average Assets)
Consolidated	46,360	9.73%	19,055	4.00%	N/A
Central Virginia Bank	44,990	9.47%	19,008	4.00%	23,760	5.00%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 46,498	15.34%	$ 24,244	8.00%	N/A
Central Virginia Bank	45,568	15.06%	24,203	8.00%	$ 30,253	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	43,609	14.39%	12,122	4.00%	N/A
Central Virginia Bank	42,679	14.11%	12,101	4.00%	18,152	6.00%

Tier I Capital (to Average Assets)
Consolidated	43,609	10.65%	16,383	4.00%	N/A
Central Virginia Bank	42,679	10.02%	17,040	4.00%	21,300	5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Under that limitation, the Bank could have declared additional dividends of approximately $10,608,123 or 28.8% of shareholder’s equity in 2007 without regulatory approval.

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

_____________________________________________________________________________________

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

Loans held for sale: The carrying amount of loans held for sale approximate their fair values.

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

_____________________________________________________________________________________

Note 18. Fair Value of Financial Instruments (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Company and Bank’s financial assets and liabilities at December 31, 2007 and 2006:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$10,176,944	$10,176,944	$9,563,381	$9,563,381
Federal funds sold	186,000	186,000	30,242,000	30,242,000
Securities available for sale	171,561,070	171,561,070	157,253,773	157,253,773
Securities held to maturity	6,011,191	6,150,888	8,269,965	8,450,928

Loans held for sale	2,477,217	2,477,217	192,400	192,400
Loans, net	262,936,555	272,731,555	205,617,700	209,178,700
Accrued interest receivable	3,034,357	3,034,357	2,685,888	2,685,888

Financial liabilities:
Demand and variable rate deposits	132,186,150	132,186,150	138,878,493	138,878,493
Certificates of deposits	226,574,377	233,412,377	219,114,986	220,826,986
Federal funds purchased and
securities sold under repurchase
agreements	22,237,530	22,237,530	64,500	64,500
FHLB borrowings	59,350,000	59,350,000	35,000,000	34,862,000
Capital trust preferred securities	5,155,000	5,155,000	5,155,000	5,155,000
Accrued interest payable	726,025	726,025	628,941	628,941

At December 31, 2007 and 2006, the Company had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 19. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., (not consolidated) are presented below.

BALANCE SHEETS
	December 31,
Assets	2007	2006
Cash	$ 881,548	$ 294,829
Investment in subsidiary	40,533,080	41,151,244
Securities available for sale at fair value	357,850	468,918
Other assets	246,606	383,139
	$ 42,019,084	$ 42,298,130
Liabilities
Capital trust preferred securities	$ 5,155,000	$ 5,155,000
Other liabilities	-	57,184
	5,155,000	5,212,184
Stockholders' Equity
Common stock	3,058,895	3,024,117
Surplus	14,792,997	14,329,239
Retained earnings	23,633,722	21,396,176
Accumulated other comprehensive (loss), net	(4,621,530)	(1,663,586)
Total stockholders’ equity	36,864,084	37,085,946
Total liabilities and stockholders’ equity	$ 42,019,084	$ 42,298,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF INCOME
	Years Ended December 31,
	2007	2006	2005
Income:
Dividends received from subsidiary	$ 2,115,000	$ 1,783,500	$ 370,000
Equity in undistributed earnings of subsidiary	2,242,806	3,648,168	4,717,149
Dividend income	32,872	31,687	47,962
Net realized gains on sale of securities available for sale	3,600	-	86,429
Gain (loss) on valuation of swap agreement	(27,447)	(23,962)	126,255
Gain (loss) on sale of assets	(1,932)	46,683	-
Income (expense) on swap agreement	33,777	78,183	(13,167)
Other income	1,375	1,450	-
	4,400,051	5,565,709	5,334,628
Expenses:
Operating expenses	188,900	170,389	144,483
Interest expense	414,414	402,867	311,531
	603,314	573,256	456,014
Income before income taxes	3,796,737	4,992,453	4,878,614

Income taxes (benefit)	(191,974)	(157,549)	(76,554)
Net income	$ 3,988,711	$ 5,150,002	$ 4,955,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_____________________________________________________________________________________

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$ 3,988,711	$ 5,150,002	$ 4,955,168
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed earnings of subsidiary	(2,242,806)	(3,648,168)	(4,717,149)
Amortization of trust preferred origination cost	22,500	22,500	22,500
(Gain) loss on valuation of Swap Agreement	27,447	23,962	(126,255)
Realized (gain) on sales of securities available for sale	(3,600)	-	(86,429)
Realized (gain) loss on sale of assets	1,932	(46,683)	-
Change in operating assets and liabilities:
(Increase) decrease in other assets	(57,898)	(13,426)	130,248
Net cash provided by operating activities	1,736,286	1,488,187	178,083

Cash Flows From Investing Activities
Proceeds from sales and calls of securities available for sale	130,000	-	486,239
Purchase of securities available for sale	(76,875)	-	-
Proceeds from sale of assets	112,525	106,533	-
Net cash provided by investing activities	155,650	106,533	486,236

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	445,948	381,271	444,556
Payment for fractional shares of common stock	-	(6,222)	-
Dividends paid	(1,751,165)	(1,689,562)	(1,422,057)
Net cash (used in) financing activities	(1,305,217)	(1,314,513)	(977,501)

Increase (decrease) in cash	586,719	280,207	(313,182)
Cash, beginning	294,829	14,622	327,804
Cash, ending	$ 881,548	$ 294,829	$ 14,622

Supplemental Disclosures of Cash Flow Information
Interest Paid	$ 427,261	$ 418,426	$ 330,645
Supplemental disclosures on Noncash Investing and Financing Activities
Unrealized (loss) on securities available for sale	$ (71,543)	$ (3,058)	$ (123,062)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: March 31, 2008	By:	/s/ Ralph Larry Lyons
Ralph Larry Lyons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph Larry Lyons
March 31, 2008	Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ Charles F. Catlett, III
March 31, 2008	Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Robert A. Burge
March 31, 2008	Robert A. Burge Vice President & Controller
/s/ Thomas R. Thornton, Jr.
March 31, 2008	Thomas R. Thornton, Jr. Vice President (Principal Accounting Officer)
/s/ John B. Larus
March 31, 2008	John B. Larus Director
/s/ Elwood C. May
March 31, 2008	Elwood C. May Director

/s/ James T. Napier
March 31, 2008	James T. Napier Chairman of the Board of Directors
/s/ Kemper W. Baker, Jr.
March 31, 2008	Kemper W. Baker, Jr. Director
/s/ Roseleen P. Rick
March 31, 2008	Roseleen P. Rick Director
/s/ William C. Sprouse, Jr.
March 31, 2008	William C. Sprouse, Jr. Director
/s/ Phoebe P. Zarnegar
March 31, 2008	Phoebe P. Zarnegar Director

EXHIBITS INDEX

Item No.	Description

3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

3.2	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2007).

4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).