Form 10-K/A
period 2007-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2008-04-02
CIK 804561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in order to attach as Exhibit 23.1 the Consent of Yount, Hyde & Barbour, P.C., insert page numbers and make miscellaneous formatting changes to the Annual Report on Form 10-K filed by the Registrant on March 31, 2008 (the “Original Filing”). Except as discussed above, we have not modified or updated the disclosures presented in the Original Filing.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	7

ITEM 1B.	UNRESOLVED STAFF COMMENTS	11

ITEM 2.	PROPERTIES	11

ITEM 3.	LEGAL PROCEEDINGS	11

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	12

ITEM 6.	SELECTED FINANCIAL DATA	13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	35

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	39

ITEM 9A.	CONTROLS AND PROCEDURES	39

ITEM 9B.	OTHER INFORMATION	40

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	40

ITEM 11.	EXECUTIVE COMPENSATION	40

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	40

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	40

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	40

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	41

PART I

ITEM 1.	BUSINESS

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

Principal Market Area. The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. According to the 2000 census these counties had populations of 22,377; 9,017; 16,863; 259,903 and 262,300 respectively. The growth rate of these counties from 1990 census to 2000 census was 46.0%, 15.2%, 19.1%, 24.2%, and 20.4%, respectively. The estimated population in 2006 and the percentage growth from April 2, 2000 to July 1, 2006 according to the US Census Bureau for Powhatan, Cumberland, Goochland, Chesterfield and Henrico Counties is 27,649 & 23.6%; 9,465 & 5.0%; 20,085 & 19.1%; 296,718 & 14.2%; 284,399 & 8.5% respectively. Similar growth rates are expected for the foreseeable future. The Bank’s main office is located near the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. Three of the Bank’s branch offices are located in Chesterfield County, one in the Village Marketplace Shopping Center in the Village of Midlothian, one in the Market Square Shopping Center in Brandermill, and one in the Bellgrade shopping center, two are in Cumberland County on U.S. Route 60 one near the courthouse and the other in Cartersville, and there is one branch in the Wellesley development in the Short Pump area of western Henrico County. The Wellesley location was acquired from another financial institution and opened in July 2001 while the Bellgrade location was acquired from another financial institution in October 2003 and was opened for business in March 2004. The Bank’s present intention is to continue its activities in its current service area, and expand its franchise in the higher growth areas of the markets it serves. The Bank’s primary markets are considered to be an attractive and desirable area in which to operate.

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

The Cartersville location, in Cumberland County, which originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. The Midlothian branch is located in Chesterfield County at the Village Marketplace shopping center and was built in 1988 and opened in May of that year. It is a one and one-half story building with approximately 3,000 square feet. The Flatrock branch was acquired in 1992 from the Resolution Trust Corporation with the bank assuming approximately $9.0 million in deposit liabilities of the former CorEast Federal Savings Bank. The Flatrock branch facility is located in the Village of Flat Rock across Route 60 from the Bank’s original main office, and was closed in June 2005 and is currently used for offsite record storage. In April 2993, the Bank acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993.

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

(2) Fully taxable equivalent basis.

Non-Interest Income.

Non-interest income decreased $833,974 or 19.1%, totaling $3,542,054 for 2007 compared to $4,376,028 in 2006. However, in the 2006 total is a non-recurring gain on sale of assets of $757,416 resulting largely from the sale of the bank’s former main office branch in June 2006. Excluding this gain, the comparable 2006 non-interest income total would be $3,618,612, making the decline in 2007 only $76,558 or 2.1%. Deposit fees and charges were $1,852,956 compared to $1,863,372, a slight decline of 0.6% due in large part to no significant change in the volume of overdrafts and no increases in deposit service charges. Bank card fees were $471,160 a 14.2% increase over the prior year’s $412,724. The higher revenue was due to the increasing volume of debit card usage, point of sale transaction fees, and interchange credits. The cash surrender value of bank owned life insurance totaled $360,385 versus $211,390 an increase of $148,995 or 70.5% as a result of an additional investment of approximately $2.5 million in bank owned life insurance early in 2007, to provide coverage for officers employed since the initial purchases in 2001, coupled with higher net crediting rates on prior investments. Mortgage loan secondary market fees declined significantly due to the strategy of recording on the bank’s books a percentage of mortgages underwritten rather than selling them in the secondary market; coupled with the beginning of a decline in the mortgage origination business generally. Investment and insurance commissions totaled $380,025 versus $325,156, an increase of $54,869 or 16.9%, due to an increasingly higher volume of transactions resulting from growth of the non-deposit investment sales program. Realized gains on securities available for sale totaled $109,548 compared to $181,481 in 2006, a decrease of $71,933 or 39.6% as a result of active portfolio management, gains on securities purchased at a discount being called at par, or in the case of municipals a premium call price, and sales generating liquidity to partially fund loan growth. Other miscellaneous income was $239,529 compared to $363,543 a decline of $124,014 or 34.1% due principally to lower earnings from the title insurance subsidiary, and the prior year, 2006, having a non-recurring gain in the third quarter 2006 of $59,735 on the final iquidation of the collateral on a Virginia Small Business Financing Authority Bond originally purchased in 1998, defaulted in 2000, foreclosed in 2001 by the trustee, and which had been carried at the net realizable value in other non-earning assets.

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

The following table summarizes non-performing assets:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$2,361	$736	$720	$ 270	$ 0
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,757	264	247	605	1,723
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$4,118	$1,000	$967	$875	$1,723
Other real estate owned	-	-	-	-	97
Other non-performing assets	-	-	111	125	140
Total non-performing assets	$4,118	$1,000	$1,078	$1,000	$1,960

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
______________________
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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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
______________
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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

CENTRAL VIRGINIA BANKSHARES, INC.

Date: April 2, 2008	By:	/s/ Ralph Larry Lyons
Ralph Larry Lyons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph Larry Lyons
April 2, 2008	Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
/s/ Charles F. Catlett, III
April 2, 2008	Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Robert A. Burge
April 2, 2008	Robert A. Burge Vice President & Controller
/s/ Thomas R. Thornton, Jr.
April 2, 2008	Thomas R. Thornton, Jr. Vice President (Principal Accounting Officer)
/s/ John B. Larus
April 2, 2008	John B. Larus Director
/s/ Elwood C. May
April 2, 2008	Elwood C. May Director

/s/ James T. Napier
April 2, 2008	James T. Napier Chairman of the Board of Directors
/s/ Kemper W. Baker, Jr.
April 2, 2008	Kemper W. Baker, Jr. Director
/s/ Roseleen P. Rick
April 2, 2008	Roseleen P. Rick Director
/s/ William C. Sprouse, Jr.
April 2, 2008	William C. Sprouse, Jr. Director
/s/ Phoebe P. Zarnegar
April 2, 2008	Phoebe P. Zarnegar Director

EXHIBITS INDEX

Item No.	Description

3.1	Articles of Incorporation, including amendments thereto (incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

3.2	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2007).

4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).