Form 10-Q
period 2008-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2008-05-15
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2008
Common stock, par value $1.25	2,454,315

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information		Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Income – Three Months
	Ended March 31, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity - Three
	Months Ended March 31, 2008 and 2007 (Unaudited)	6

	Consolidated Statements of Cash Flows - Three
	Months Ended March 31, 2008 and 2007 (Unaudited)	7

	Notes to Consolidated Financial Statements -
	March 31, 2008 and 2007 (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

Part II. Other Information

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	29

Item 4	Submission of Matters to a Vote of Security Holders	29

Item 5	Other Information	29

Item 6	Exhibits	29

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$10,520,117	$10,176,944
Federal funds sold	-	186,000
Total cash and cash equivalents	10,520,117	10,362,944
Securities available for sale at fair value	175,218,753	171,561,070
Securities held to maturity at amortized cost (fair value 2008 $5,686,636; 2007 $6,150,888)	5,506,860	6,011,191
Mortgage loans held for sale	-	338,000
SBA loans held for resale	396,903	2,139,217
Total loans	277,778,629	265,900,097
Less: Unearned income	(44,248)	(51,460)
Allowance for loan losses	(3,119,478)	(2,912,082)
Loans, net	274,614,903	262,936,555
Bank premises and equipment, net	10,266,209	10,352,300
Accrued interest receivable	3,228,911	3,034,357
Other assets	19,779,750	18,485,470
Total assets	$499,532,406	$485,221,104

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$38,435,513	$41,772,145
Interest bearing demand deposits and NOW accounts	64,862,580	57,860,133
Savings deposits	32,431,052	32,553,872
Time deposits, $100,000 and over	75,204,154	71,625,144
Other time deposits	158,919,704	154,949,233
Total deposits	369,853,003	358,760,527
Federal funds purchased and securities sold under repurchase agreements	29,410,520	22,237,530
FHLB advances	55,500,000	59,350,000
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	713,188	726,025
Other liabilities	2,491,789	2,127,938
Total liabilities	$463,123,500	$448,357,020
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,454,315
and 2,447,116 shares issued and outstanding, respectively	$3,067,894	$3,058,895
Surplus	14,897,358	14,792,997
Retained earnings	24,088,745	23,633,722
Accumulated other comprehensive (loss)	(5,645,091)	(4,621,530)
Total stockholders’ equity	$36,408,906	$36,864,084
Total liabilities and stockholders’ equity	$499,532,406	$485,221,104

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income
Interest and fees on loans	$5,100,013	$4,397,089
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,354,734	1,351,489
States and political subdivisions	227,556	256,859
Other	1,100,409	934,693
Federal funds sold	1,380	309,816

Total interest income	7,784,092	7,249,946

Interest expense
Interest on deposits	3,163,007	3,207,670
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	252,336	681
FHLB advances	517,195	384,158
Capital trust preferred securities	97,067	102,625

Total interest expense	4,029,605	3,695,134

Net interest income	3,754,487	3,554,812

Provision for loan losses	280,000	-

Net interest income after provision for loan losses	3,474,487	3,554,812

Non-interest income
Deposit fees and charges	475,982	408,770
Bank card fees	121,348	103,620
Increase in cash surrender value of life insurance	101,686	60,662
Secondary mortgage market loan fees	29,581	57,026
Investment and insurance commissions	64,053	68,498
Realized gain on sale of securities available for sale	61,142	9,303
Other	78,346	93,862

Total other income	932,138	801,741

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended
	March 31,
	2008	2007
Other expenses
Salaries and wages	1,439,393	1,372,036
Pensions and other employee benefits	507,029	503,664
Occupancy expense	157,199	169,161
Equipment depreciation	169,726	171,958
Equipment repairs and maintenance	94,048	110,231
Advertising and public relations	78,434	172,817
Federal insurance premiums	10,688	9,950
Office supplies, telephone, and postage	137,529	114,084
Taxes and licenses	85,927	75,760
Legal and professional fees	51,271	80,081
Consulting fees	76,326	74,365
Other operating expenses	479,781	465,466

Total other expenses	3,287,351	3,319,573

Income before income taxes	1,119,274	1,036,980

Income taxes	223,769	187,471

Net income	$895,505	$849,509

Earnings per share of common stock - basic:
Income before income taxes	$0.46	$0.43
Net income	$0.37	$0.35

Earnings per share of common stock - diluted:
Income before income taxes	$0.45	$0.42
Net income	$0.36	$0.35

Dividends paid per share	$0.18	$0.18

Weighted average shares	2,448,014	2,423,246
Weighted average shares assuming dilution	2,473,891	2,455,648

Return on average assets	0.73%	0.76%
Return on average equity	9.47%	9.05%

Average assets	488,131,357	444,948,120
Average equity	37,815,777	37,564,856

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	(Loss)	Income (Loss)	Total

Balance, December 31, 2006	$3,024,117	$14,329,239	$21,396,176	$(1,663,586)		$37,085,946
Comprehensive income:
Net income	-	-	849,509	-	849,509	849,509
Other comprehensive (loss) income, net of tax:
Unrealized holding gain on securities available
for sale arising during the period, net of deferred
income taxes of $264,383	-	-	-	512,309	512,309	512,309
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $3,163	-	-	-	(6,140)	(6,140)	(6,140)

Total comprehensive income					$ 1,355,678

Issuance of common stock:
5,991 shares pursuant to exercise of stock options	7,488	58,513	-	-		66,001
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	28,137	-	-		28,137
2,605 shares pursuant to dividend reinvestment plan	3,256	67,027	-	-		70,283
Payment for fractional shares of common stock	-	-	-	-		-
Cash dividends declared, $.18 per share	-	-	(436,494)	-		(436,494)
Balance, March 31, 2007	$3,034,861	$14,482,916	$21,809,191	$(1,157,417)		$38,169,551

Balance, December 31, 2007	$3,058,895	$14,792,997	$23,633,722	$(4,621,530)		$36,864,084
Comprehensive income:
Net income	-	-	895,505	-	895,505	895,505
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $505,983	-	-	-	(983,207)	(983,207)	(983,207)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $20,788	-	-	-	(40,354)	(40,354)	(40,354)

Total comprehensive (loss)					$ (128,056)

Issuance of common stock:
3,682 shares pursuant to exercise of stock options	4,603	38,367	-	-		42,970
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	7,436	-	-		7,436
3,517 shares pursuant to dividend reinvestment plan	4,396	58,558	-	-		62,954
Cash dividends declared, $.18 per share	-	-	(440,482)	-		(440,482)
Balance, March 31, 2008	$3,067,894	$14,897,358	$24,088,745	$(5,645,091)		$36,408,906

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net Income	$895,505	$849,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	222,187	222,763
Amortization	9,294	9,294
Deferred income taxes	(73,737)	(261,220)
Provision for loan losses	280,000	-
Amortization and accretion on securities, net	11,693	8,941
Loss on valuation of Swap Agreement	-	27,447
Realized gain on sales/calls of securities available for sale	(61,142)	(9,303)
Increase in cash surrender value of life insurance	(101,686)	(60,662)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	338,000	(345,850)
SBA loans held for resale	1,742,314	-
Accrued interest receivable	(194,554)	(519,774)
Other assets	(577,905)	148,883
Increase (decrease) in liabilities:
Accrued interest payable	(12,837)	17,328
Other liabilities	347,813	395,731
Net cash provided by operating activities	2,824,945	483,087

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	510,000	829,900
Proceeds from calls and maturities of securities available for sale	33,838,610	6,695,220
Proceeds from sales of securities available for sale	4,965,500	-
Purchase of securities available for sale	(43,968,346)	(24,671,709)
Net increase in loans made to customers	(11,958,348)	(4,178,925)
Net purchases of premises and equipment	(136,096)	(63,557)
Acquisition of other assets	-	(2,571,363)
Net cash (used in) investing activities	(16,748,680)	(23,960,434)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	3,542,995	4,436,880
Net increase in time deposits	7,549,481	15,660,147
Net increase (decrease) in federal funds purchased & securities sold under repurchase agreements	7,172,990	(7,500)
Net proceeds (repayment) on FHLB borrowings	(3,850,000)	-
Net proceeds from issuance of common stock	105,924	164,421
Dividends paid	(440,482)	(436,494)
Net cash provided by financing activities	$14,080,908	$19,817,454

Increase (decrease) in cash and cash equivalents	$157,173	$(3,659,893)
Cash and cash equivalents:
Beginning	$10,362,944	39,805,381
Ending	$10,520,117	$36,145,488

Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$4,042,442	$3,677,806
Income taxes	25,000	-
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$ (1,550,332)	$ 767,390

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited)

Note 1. Basis of Presentation

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at March 31, 2008. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and December 31, 2007, the results of operations, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2008 and 2007. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2007. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Central Virginia Bankshares, Inc. (the company) and its wholly-owned subsidiary, Central Virginia Bank, (the bank), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation. Certain reclassificiations have been made to prior period amounts to conform to the current year presentations.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Bank ( Company) does not expect the implementation to have a material impact on its(consolidated) financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank (Company) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Bank (Company) does not expect the implementation of SFAS 160 to have a material impact on its (consolidated) financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Bank (Company) does not expect the implementation of SFAS 161 to have a material impact on its (consolidated) financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$89,546,154	$1,007,186	$(525,077)	$90,028,263
Bank eligible preferred and equities	20,505,841	9,746	(4,526,101)	15,989,486
Mortgage-backed securities	7,839,655	49,302	(512,945)	7,376,012
Corporate and other debt	52,222,331	479,643	(4,777,092)	47,924,882
States and political subdivisions	13,661,191	241,027	(2,108)	13,900,110
	$183,775,172	$1,786,904	$(10,343,323)	$175,218,753

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$93,960,245	$685,835	$(719,790)	$93,926,290
Bank eligible preferred and equities	20,677,767	26,338	(4,649,856)	16,054,249
Mortgage-backed securities	8,478,938	14,774	(464,994)	8,028,718
Corporate and other debt	42,783,100	420,760	(2,392,603)	40,811,257
States and political subdivisions	12,667,107	110,156	(36,707)	12,740,556
	$178,567,157	$1,257,863	$(8,263,950)	$171,561,070

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5 ,506,860	$ 179,776	$ -	$ 5,686,636

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 6,011,191	$ 139,728	$ (31)	$ 6,150,888

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at March 31, 2008 and December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

	March 31, 2008
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. government agencies & corps.	$ 14,678,530	$ (78,699)	$ 5,546,120	$ (446,378)	$20,224,650	$ (525,077)
Bank eligible preferred and equities	9,122,990	(2,222,601)	6,631,750	(2,303,500)	15,754,740	(4,526,101)
Mortgage-backed securities	2,621,654	(512,945)	-	-	2,621,654	(512,945)
Corporate and other debt	19,682,829	(1,793,712)	14,731,191	(2,983,380)	34,414,020	(4,777,092)
States and political subdivisions	1,203,198	(2,108)	-	-	1,203,198	(2,108)
	$ 47,309,201	$(4,610,065)	$26,909,061	$(5,733,258)	$74,218,262	$ (10,343,323)

	December 31, 2007
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corps.	$ 3,693,120	$ (65,458)	$ 12,407,770	$ (654,332)	$ 16,100,890	$ (719,790)
Bank eligible preferred and equities	10,751,850	(3,301,956)	2,864,600	(1,347,900)	13,616,450	(4,649,856)
Mortgage-backed securities	1,311,762	(406,799)	4,938,187	(58,195)	6,249,949	(464,994)
Corporate and other debt	15,568,455	(1,496,277)	10,707,412	(896,326)	26,275,867	(2,392,603)
States and political subdivisions	1,455,903	(29,229)	1,354,876	(7,478)	2,810,779	(36,707)
	$32,781,090	$(5,299,719)	$32,272,845	$(2,964,231)	$65,053,935	$(8,263,950)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses as the market value of securities will fluctuate in response to these market factors. Of the available for sale securities in a net unrealized loss position as of March 31, 2008, the unrealized losses that pertain to the Bank’s portfolio of bank eligible government agency preferred stocks issued by FNMA and FHLMC, represented gross unrealized losses of $4,526,101 of the total unrealized losses of $10,343,323. The majority of the remaining amount of the unrealized losses at March 31, 2008 relate to Corporate securities that totaled $4,777,092, of which $2,983,380 are in an unrealized loss position for more than 12 months.

Management’s analysis has concluded that the impairment is temporary, as it is due principally to two factors; the effect of changing market interest rates and credit spreads on these fixed rate coupon securities, and the current extremely depressed market for mortgage related securities and the vast majority of financial sector companies. The Company, as a long term investor, has both the positive intent and ability to hold these securities until such time as their market value recovers. Moreover, as a long term investor, the bank eligible government agency preferred stocks securities were purchased for their yield (70% of the dividend is not taxable). The Company has never sold any of these securities, and has the capacity to, and positive intention of holding them for an indefinite period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The primary relevant factors considered by the Company in its evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially all of its basis in the securities within a reasonable period of time, the impairment is considered temporary. The Company has determined that there was no other than temporary impairment associated with the above securities at March 31, 2008.

Note 3. Loans

Major classifications of loans are summarized as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Commercial	$50,745,996	$48,254,914
Real Estate:
Mortgage	117,033,833	106,394,103
Home equity	14,362,375	13,863,076
Construction	86,106,258	87,127,000
Total real estate	217,502,516	207,384,179
Bank cards	916,020	910,607
Installment	8,614,097	9,350,397
	277,778,629	265,900,097
Less unearned income	(44,248)	(51,460)
	277,734,381	265,848,637
Allowance for loan losses	(3,119,478)	(2,912,082)
Loans, net	$274,614,903	$262,936,555

Changes in the allowance for loan losses were as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Unaudited)		(Unaudited)
Balance, beginning	$2,912,082	$2,889,496	$2,889,496
Provision charged to operations	280,000	180,000	-
Loans charged off	(91,776)	(222,527)	(31,660)
Recoveries	19,172	65,113	16,459
Balance, ending	$3,119,478	$2,912,082	$2,874,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	March 31, 2008	December 31,
	(Unaudited)	2007
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to three-month LIBOR
minus 100 basis points, currently 2.71750%, principal due
and payable on July 24, 2017, callable quarterly beginning
July 24, 2008. On July 25, 2008 converts to 4.5092%	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,
callable only on June 30, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly beginning at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.82250%,
principal due and payable on November 19, 2012,
callable quarterly beginning August 22, 2007	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-payable daily
at bank’s option, maturity December 31, 2008,
Interest adjusted daily, currently, 3.00% as of
March 31, 2008	10,500,000	14,350,000

	$55,500,000	$59,350,000

Note 5. Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 324,949 shares of common stock of which 157,628 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Stock-Based Compensation (continued)

to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. The Company has not issued new options, and no expense has been recognized in 2008 and 2007.

The following table presents a summary of options under the Plan at March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2007	51,457	$ 14.56	$
Granted	-	-	-
Exercised	(3,682)	11.67	-
Canceled or expired	(887)	17.44	-
Options outstanding, March 31, 2008	46,888	$ 14.74	$206,574
Options exercisable, March 31, 2008	46,888	$ 14.74	$206,574

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options (in thousands) outstanding at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.89 $11.67 - $12.10 $15.97 - $26.04	2,341 29,583 14,964	2.0 years 1.6 years 5.6 years	$7.89 11.74 21.73	2,341 29,583 14,964	$7.89 11.74 21.73

Note 6. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the markets in which the assets are traded, and the transparency and reliability of the assumptions or other inputs used to determine the fair value of an asset or liability as of the measurement date. The three levels are defined as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (continued)

Level 1:	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument, including model-based valuation techniques and appraisals for which all significant assumptions are observable in the market.

Level 3:	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Under SFAS 157, we group assets at fair value based upon prices obtained from the markets in which the assets are typically traded and the reliability of assumptions used to determine fair value. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would generally include exchange traded equities and preferred stocks, and highly liquid U.S. Treasury securities. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow analysis. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified within level 3 of the valuation hierarchy. At March 31, 2008, all of the Company’s securities are considered to be either Level 1 or Level 2 securities.

Loans held for sale

Loans held for sale are to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. All of the Company’s mortgage loans held for sale are carried at fair value as all are pre-sold and the contractual price to be paid directly by the purchasing financial institutions for these loans is their fair value. Premiums received or to be received on the quotes or bids are indicative of the fact that fair value is greater than cost. Any SBA guaranteed interest certificates held for sale by the Company are carried at the lower of cost or fair value as provided by the market pricing services utilized by the broker-dealer holding the certificates. At March 31, 2008, the entire balance of loans held for sale was recorded at its fair value, accordingly we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by formal appraisals or independent written valuations which are then adjusted for the costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to liquidation of the collateral. At March 31, 2008, the total of loans considered as impaired was recorded at its fair value, and accordingly we classify impaired loans as Level 2.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are recorded at the lower of cost or net realizable value, and periodically re-measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value is generally based upon independent market prices or appraised values. At March 31, 2008, the total of Other Real Estate Owned was recorded at its fair value and accordingly we classify OREO as Level 2.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below sets forth the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	March 31, 2008
	(Dollars in millions)
Assets:	Total	Level 1	Level 2	Level 3
Securities available for sale	$ 175.2	$ 15.0	$ 160.2	0
Loans held for sale	0.4	0	0.4	0
Total	$175.6	$15.0	$160.6	0

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below sets forth the balances of assets and liabilities measured at fair value on a non-recurring basis subsequent to initial recognition as of March 31, 2008:

	March 31, 2008
	(Dollars in millions)
Assets:	Total	Level 1	Level 2	Level 3
Impaired loans	$6.1	0	$ 6.1	0
Other real estate owned	0.6	0	0.6	0
Total	$ 6.7	0	$ 6.7	0

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

The allowance consists of specific, general and unallocated components. The specific component related to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The Company reported first quarter 2008 earnings of $895,505, an increase of $45,996 or 5.4 percent when compared to $849,509 in the first quarter of 2007. On a per share basis, basic earnings were $ 0.37 per share, an increase of 5.7 percent versus $ 0.35 per share in the first quarter of the prior year. On a fully diluted basis, net income per share was $0.36, an increase of 2.9 percent compared to $0.35 in the comparable period of the prior year. The increase in earnings is attributable to the combination of an increase of $199,675 in net interest income, a $130,397 increase in non-interest income, and lower non-interest expenses of $32,222; offset by an increase in the loan loss provision expense of $280,000, and an increase in income taxes of $36,298. For the first quarter 2008, the return on average assets was 0.73 percent versus the prior year’s 0.76 percent. The return on average shareholders’ equity was 9.47 percent compared to 9.05 percent in last year’s first quarter. At quarter end, total shareholders’ equity stood at $36.4 million, versus $38.2 million in the first quarter of 2007. The book value of a share of common stock fell to $14.83 compared to $15.72 in 2007.

Net Interest Income. The Company’s net interest income was $3,754,487 in the first quarter of 2008, compared to $3,554,812 for the first quarter of 2007, an increase of $199,675 or 5.6 percent. Interest and fees earned on loans were $5,100,013 in the first quarter of 2008, an increase of $702,924 or 16.0 percent over the $4,397,089 in the prior year’s first quarter. This increase is primarily attributable to increases in the average volume of loans outstanding. Interest on investment securities and federal funds sold was $2,684,079, a decline of $168,778 or 5.9 percent from $2,852,857 in the first quarter of 2007. This decrease is due principally to a significant decline of $308,435 in interest on federal funds sold, while interest on investment securities increased by $139,659. The decline in the interest on federal funds sold was due to the decrease to zero in the balance of excess funds for sale. This occurred when loan volume increased significantly and the balance of investment securities remained essentially level with the prior year, while deposit balances declined, requiring both the previously sold funds, as well as additional borrowings to fund the growth in loans. The total interest on deposits for the first quarter was $3,163,007, a decline of $44,663 or 1.4 percent from $3,207,670 in the prior year. First quarter interest on borrowings was $866,598, an increase of $379,134 or 77.8 percent from $487,464 in the prior year. The total interest expense in the first quarter 2008 was $4,029,605 compared to $3,695,134 in the first quarter of the prior year. The first quarter net interest income of $3,754,487 exceeded the prior year’s comparable quarter by $199,675 or 5.6 percent. The increase in interest expense resulted from the combination of interest on deposits stabilizing and slightly decreasing due to the declining rate environment coupled with interest on borrowings increasing due to the additional funding needed to cover the strong growth in loans. This was an intentional strategy as the increased borrowings are almost exclusively overnight borrowings and as such will have interest rates set daily taking advantage of the falling interest rate environment. This is much more efficient and profitable strategy than attempting to raise retail deposits due to the significant interest rate competition among the local financial institutions at the current time. The borrowings were a combination of Federal Home Loan Bank overnight borrowings, overnight federal funds purchased, and utilization of existing repurchase agreement lines with correspondent banks.

The current interest rate environment resulted largely from the liquidity crisis stemming from the collapse of the “sub prime” and “alt A” mortgage related securities markets. The Federal Reserve has dropped rates dramatically to both stimulate the slowing economy and avert further liquidity issues in the broader securities markets. The Company, being quite asset sensitive, as most of its loans are tied to prime or other indices will reprice down much faster than the interest rates on its deposits thereby causing compression of the net interest margin. As previously mentioned, the Company has been successful in allowing the higher rate retail deposits to run off and replacing this funding source with variable rate overnight borrowings, which will shift downward in sync with the decline in the prime rate, thereby minimizing much of the margin compression. The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s tax equivalent net interest margin was 3.42 percent in the first quarter 2008 compared to 3.59 percent in the comparable quarter of the prior year.

Average interest earning assets rose by $45.6 million or 11.0 percent to $460.7 million in first quarter of 2008 from $415.2 million in the first quarter of 2007. Of this increase in earning assets, average investment securities increased by $8.1 million to $188.8 million in 2008 from $180.8 million in 2007, while average loans increased by $61.3 million or 29.13 percent to $271.7 million from $210.4 million in 2007. The fully taxable equivalent annualized yield on investment securities in the first quarter 2008 was 6.05 percent, compared to 6.01 percent in the prior year’s first quarter, while the yield on loans decreased to 7.52 percent from 8.36 percent in the comparable quarter of 2007. Average total deposits for the first quarter 2008 declined by $3.0 million or 0.8 percent to $361.9 million from $364.8 million in the first quarter 2007. Total interest bearing deposits in the first quarter averaged $321.1 million a decrease of $1.1 million or 0.3 percent as compared to $322.1 million in the first quarter 2007. Total borrowings averaged $85.4 million in the first quarter 2008 compared to $40.2 million in the comparable quarter of 2007. The increase in total borrowings, as previously discussed above, was necessary to fund the growth in loans and cover the decline in deposits.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated.

	Three Months ended			Three Months ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:	($ amounts in thousands)
Federal funds sold	$ 188	$ 1	2.13%	$ 23,979	$ 310	5.17%
Securities:
Treasuries and U. S. government agencies	99,412	1,355	5.45%	100,780	1,351	5.36%
States and political subdivisions	18,366	297	6.47%	20,669	339	6.56%
Other securities	71,066	1,204	6.78%	59,331	1,028	6.93%
Total securities	188,844	2,56	6.05%	180,780	2,718	6.01%
Loans	271,689	5,108	7.52%	210,393	4,397	8.36%
Total interest-earning assets	$ 460,721	$ 7,65	6.92%	$ 415,152	$ 7,425	7.15%
Allowance for Loan Losses	(2,980)			(2,881)
Cash and other non-interest earning assets	30,390			32,676
Total Assets	$ 488,131			$ 444,947

Interest bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 58,646	$ 281	1.92%	$ 57,591	$ 307	2.14%
Savings	32,039	120	1.50%	35,471	132	1.49%
Other time	230,385	2,762	4.80%	229,079	2,768	4.83%
Total deposits	321,070	3,163	3.94%	322,141	3,207	3.98%

Fed funds purchased and securities sold under REPO	28,666	252	3.52%	62	1	4.38%
FHLB Term advances	45,000	461	4.10%	35,000	384	4.39%
FHLB Overnight advances	6,614	57	3.45%	0	0
Capital trust preferred securities	5,155	97	7.53%	5,155	103	7.99%
Total Borrowings	85,435	867	4.06%	40,217	488	4.85%

Total interest-bearing liabilities	$ 406,505	$ 4,030	3.97%	$ 362,358	$ 3,695	4.08%
Demand deposits	40,818			42,704
Other non interest bearing liabilities	2,992			2,320
Total Liabilities	450,315			407,382
Stockholder’s Equity	37,816			37,565
Total Liabilities and Stockholder’s Equity	$ 488,131			$ 444,947
Net interest spread		$ 3,35	2.95%		$ 3,730	3.07%
Net interest margin			3.42%			3.59%

Non-Interest Income. The Company’s non-interest income for the first quarter of 2008 was $932,138, an increase of $130,397 or 16.3 percent from $801,741 in the same period of 2007. Deposit fees and charges increased 16.4 percent or $67,212 to $475,982 due to increased participation in our Bounce Protection program. Securities gains increased $51,839 due to an increase in calls of securities owned at a discount. Income recognized on the increase in cash surrender value of life insurance increased $41,024 to $101,686 due to the purchase of additional coverage in the first quarter of 2007. Secondary mortgage market loan fees decreased 48.1 percent as mortgage originations has slowed with the current economy. Investment and insurance commissions decreased 6.5 percent as investment sales have also slowed. Other non-interest income decreased 16.5 percent or $15,516 primarily from lower earnings from an investment in a title company which was also negatively affected by the slowdown in mortgage originations.

Non-Interest Expenses. Total other expenses for the first quarter of 2008 decreased $32,222 or 1.0 percent compared to the same period in 2007 as the Company continues to strive to control or reduce costs where possible and practicable. Salaries and wages increased $67,357 or 4.9 percent which reflects normal annual increases as well as changes in FTE’s between the periods. Office supplies, telephone, and postage expense increased $23,445 or 20.6 percent reflecting increases in the cost of telephone services and office supply purchases. Other increases were noted in pensions and other employee benefits (0.67 percent), federal insurance premiums (7.4 percent), taxes and licenses (13.4 percent), consulting fees (2.6 percent), and other operating expense (3.1 percent). Advertising and public relations decreased $94,383 or 54.6 percent as the first quarter of 2007 included significant amounts for advertising and promotional items related to our newly introduced theme of “My Dream, My Bank”. Legal and professional fees decreased $28,810 or 36.0 percent as the 2007 first quarter included fees related to the implementation of compliance with Section 404 of the Sarbanes-Oxley Act. Smaller decreases were noted in occupancy expense (7.1 percent), equipment depreciation (1.3 percent), and equipment repairs and maintenance (14.7 percent).

Income Taxes. The Company reported income taxes of $223,769 in the first quarter of 2008, compared to $187,471 for the first quarter of 2007. These amounts yielded effective tax rates of 20.0 percent and 18.1 percent, respectively. The increase in the income before income taxes accounts for the majority of the increase in the income taxes paid as the incremental rate is 34 percent.

Financial Condition

Loan Portfolio. The Company is an active residential mortgage and residential construction lender and also extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company generally does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area however, we continue to experience an increasing number of lending relationships outside of what has traditionally been our primary service area.

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

At March 31, 2008, total loans net of unearned income were $277.7 million and had increased by $11.9 million or 4.5 percent from December 31, 2007, and had grown $65.0 million or 30.6 percent from March 31, 2007. The loan to deposit ratio was 75.1 percent at March 31, 2008, compared to 74.1 percent at December 31, 2007 and 56.3 percent at March 31, 2007. At March 31, 2008, real estate related loans accounted for 78.3 percent of the total loan portfolio, consumer loans were 3.4 percent of the total portfolio, and commercial and industrial loans represented 18.3 percent of the total portfolio as compared to 78.0 , 3.9, and 18.2 percent respectively at December 31, 2007 and 76.5, 4.6, and 18.9 percent respectively at March 31, 2007.

Asset Quality. Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid.. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other real estate owned (OREO) is real estate acquired through foreclosure. The Company has no “sub-prime” mortgages within its mortgage loan portfolios.

The following table summarizes non-performing assets:

	March 31 2008	Dec. 31 2007	Sept. 30 2007	June 30 2007	March 31 2007

Loans accounted for on a non-accrual basis	$2,156	$2,361	$810	$1,436	$1,512
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	3,894	1,757	1,129	799	136
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	--	--	--	--
Total non-performing loans	$6,050	$4,118	$1,939	$2,235	$1,648
Other real estate owned	648	-	-	-	-
Total non-performing assets	$6,698	$4,118	$1,939	$2,235	$1,648

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was one lot and two new residential single family homes acquired through foreclosure (OREO) at March 31, 2008. There was no real estate acquired through foreclosure (OREO) at December 31, 2007 or March 31, 2007. The Bank’s practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Management does not believe that the level of non-performing loans at March 31, 2008 reflects any material systemic problem within the Company’s loan portfolio. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions to the carrying value of those loans to approximate fair value based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans deteriorate further in the future, additional write downs on these loans may be required. The ratio of the allowance for loan losses to total loans was 1.12 percent at March 31, 2008; 1.10 percent at December 31, 2007; and 1.35 percent at March 31, 2007, respectively. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, the Company elected to resume regular additions to its reserve for possible loan losses, and these additions are expected to continue in the foreseeable future. At March 31, 2008, the ratio of the allowance for loan losses to total non-performing assets was 46.6 percent compared to 43.9 percent at December 31, 2007 and 174.4 percent at March 31, 2007.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower the general financial condition of the borrower, and the value of any collateral securing the loan. Given the significant growth in the total loan balances since March 31, 2007, the stability in the net charged-off loan amount, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total non performing assets, management concluded that additions to the reserve should be resumed. Accordingly, there was a provision for loan losses of $180,000 in the fourth quarter 2007, followed by $280,000 in the first quarter 2008. Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong evidence to support additions to the reserve for loan losses in subsequent periods. The decision to continue, increase or decrease additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing loans. There was no provision for loan losses in the quarter ended March 31, 2007, as at that time the opinion of management was that the balance of the then current reserve was sufficient to absorb that year’s expected net loan losses while continuing to provide for potential future loan losses.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the first quarter 2008, total securities were $180.7 million, an increase of $3.2 million or 1.8 percent compared to December 31, 2007 balances of $177.6 million, and have decreased by $2.7 million or 1.5 percent since the March 31, 2007 balance of $183.4 million. Investment securities represented 36.2 percent of total assets, and 39.4 percent of earning assets at March 31, 2008, compared to 36.6 percent and 39.8 percent, respectively, at December 31, 2007 and 40.0 percent and 43.5 percent, respectively, at March 31, 2007.

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

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds five corporate securities whose credit ratings have declined below minimum investment grade: $1 million, Ford Motor Corporation maturing September 2011; $1 million, Ford Motor Credit Corporation maturing October 2009; $1 million, GMAC maturing May 2008; $1 million, GMAC maturing February 2012; and $1 million, Deluxe Corporation maturing October 2014. In addition, the Company owns several bonds which are collateralized with bank trust preferred securities, as well as other bonds that were issued by large financial and/or brokerage companies, all of which are within the “financial” sector and whose market prices are depressed as a result of the combination of current economic conditions, housing price declines, and the real estate markets. Following the quarterly evaluation of these securities, management has concluded that, at the current time, no impairment, permanent or other than temporary, has occurred. Additionally, the Company does not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

The fully taxable equivalent annualized average yield on the entire portfolio was 6.05 percent for the first quarter of 2008, compared to 6.01 percent for the same period in 2007. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond funds in securities with lower coupons will most likely result in a lower overall portfolio yield in the future.

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

Total deposits were $369.9 million as of March 31, 2008, an increase of $11.1 million or 3.1 percent from $358.8 million at December 31, 2007. Total deposits have decreased by $8.2 million or 2.2 percent from the March 31, 2007 level of $378.1 million. The average aggregate interest rate paid on interest bearing deposits was 3.94 percent in the first quarter of 2008, compared to 3.98 percent for the corresponding period in 2007. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At March 31, 2008, certificates of deposit represented 63.3 percent of total deposits as compared to 63.2 percent at December 31, 2007 and 62.1 percent at March 31, 2007.

The Company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2008, December 31, 2007 and March 31, 2007:

	Time Deposits (Dollars in thousands)
	March 31, 2008	December 31, 2007	March 31, 2007
Three months or less	$ 10,227	$ 13,812	$ 0
Three to twelve months	25,460	18,448	24,086
Over twelve months	39,517	39,365	49,394
Total	$ 75,204	$ 71,625	$ 73,480

Total borrowings at March 31, 2008 were $90.1 million, and consisted of overnight borrowings of $39.9 million, term borrowings of $45.0 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the first quarter 2008 was 4.06 percent compared to 4.85 percent in the comparable quarter of 2007.

Of the $39.9 million in overnight borrowings, $29.4 million was in federal funds purchased and repurchase agreements, and $10.5 million was in overnight advances from the Federal Home Loan Bank, and compares to $22.2 million and $14.4 million respectively at December 31, 2007 and essentially none at March 31, 2007. The weighted average cost of these borrowings in the first quarter 2008 was 3.52 percent. Of the $45.0 million in term borrowings, all were structured borrowings from the Federal Home Loan Bank, and compares to $45 million at December 31, 2007, and $35 million at March 31, 2007. The structured borrowings from the Federal Home Loan Bank at March 31, 2008 consisted of seven $5 million, and one $10 million, convertible term advances, and have not materially changed in composition or structure since December 31, 2007. The weighted average cost of these borrowings in the first quarter 2008 was 4.10 percent compared to 4.39 percent in the comparable quarter of 2007. The capital trust preferred debt is unchanged at $5.2 million, and is described in more detail below.

As of March 31, 2008, the Company had $5.2 million in capital trust preferred debt outstanding, which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 Basis Points and which resets quarterly. The debt matures on December 17, 2033, but is callable at par at the option of the Company in whole or part on or after December 17, 2008. The current weighted average cost of these borrowings in the first quarter 2008 was 7.53 percent compared to 7.99 percent in the comparable quarter of 2007. The aggregate yield on all interest bearing liabilities for the first quarter 2008 was 3.97 percent, compared to 4.08 percent in the first quarter 2007.

Since the end of the first quarter 2007, there has been slight 2.2 percent deposit runoff, coupled with significant 30.6 percent loan growth. In order to fund the earning asset growth, management elected to utilize short term borrowings rather than more expensive retail deposits or term borrowings, as their cost will decline along with market rates given a declining rate environment. With the Company’s high percentage of loans tied to prime or other indices, in a declining rate environment, the net interest margin would shrink unless we could correspondingly reduce our cost of funds at the same time and at the same rate. Funding loan growth with short term borrowings was the appropriate strategy. At some point in the future, when rates begin to increase, the Company will convert the short term borrowings to fixed rate borrowings to lock in current funding rates at that time. Additionally, deposit growth in the future should further reduce the need for additional borrowing.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of March 31, 2008, with minimum requirements, as defined by regulation, is shown below:

	Minimum Requirements	Actual
The Company (Consolidated)		March 31, 2008	December 31, 2007	March 31, 2007
Tier 1 risk-based capital	4.0%	12.3%	12.7%	14.0%
Total risk-based capital	8.0%	13.0%	13.5%	14.9%
Leverage ratio	4.0%	9.6%	9.7%	9.9%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	11.9%	12.4%	13.7%
Total risk-based capital	8.0%	12.7%	13.2%	14.6%
Leverage ratio	4.0%	9.4%	9.5%	9.7%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, and the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window. In the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans, however in recent quarters, deposit growth has slowed, loan growth has been strong, and investment securities have remained largely stable, resulting in the need to utilize several different types of borrowings. The Company expects current conditions to be continued in future quarters. The Company has previously used portions of its borrowing availability when interest rates were favorable, to purchase marketable securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years.

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

During the first quarter of 2008 the prime interest rate began at 7.25 percent and dropped by 75, 50, and 75 Basis Points ending the quarter at 5.25 percent, while the composition of the Company’s loan portfolio has not changed materially in so far as its sensitivity to interest rate changes is concerned. In addition, there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. Accordingly, management has concluded that there have been no significant or material changes in the Company’s overall sensitivity to interest rate changes, and market risk during the first quarter of 2008.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2007, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007,

as discussed in the section on interest rate sensitivity in Item 2 above.

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

As of March 31, 2008, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: May 15, 2008	/s/ Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350.