Form 10-Q
period 2008-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2008-08-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-acelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2008
Common stock, par value $1.25	2,580,466

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$7,804,026	$10,176,944
Federal funds sold	-	186,000
Total cash and cash equivalents	7,804,026	10,362,944
Securities available for sale at fair value	171,599,260	171,561,070
Securities held to maturity at amortized cost (fair value 2008 $5,433,791; 2007 $6,150,888)	5,340,083	6,011,191
Mortgage loans held for sale	756,300	338,000
SBA loans held for resale	396,903	2,139,217
Total loans	289,396,222	265,900,097
Less: Unearned income	(30,210)	(51,460)
Allowance for loan losses	(3,355,525)	(2,912,082)
Loans, net	286,010,487	262,936,555
Bank premises and equipment, net	10,100,230	10,352,300
Accrued interest receivable	3,090,272	3,034,357
Other assets	22,245,394	18,485,470
Total assets	$507,342,955	$485,221,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$42,331,734	$41,772,145
Interest bearing demand deposits and NOW accounts	67,782,267	57,860,133
Savings deposits	32,416,856	32,553,872
Time deposits, $100,000 and over	70,457,637	71,625,144
Other time deposits	153,212,946	154,949,233
Total deposits	366,201,440	358,760,527
Federal funds purchased and securities sold under repurchase agreements	39,021,556	22,237,530
FHLB advances	60,716,000	59,350,000
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	650,265	726,025
Other liabilities	2,371,514	2,127,938
Total liabilities	474,115,775	448,357,020
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,580,466
and 2,447,116 shares issued and outstanding, respectively	$3,225,582	$3,058,895
Surplus	16,786,669	14,792,997
Retained earnings	22,546,534	23,633,722
Accumulated other comprehensive (loss)	(9,331,605)	(4,621,530)
Total stockholders’ equity	$33,227,180	$36,864,084
Total liabilities and stockholders’ equity	$507,342,955	$485,221,104

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$4,870,407	$4,708,787	$9,970,420	$9,105,876
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,363,008	1,462,960	2,717,742	2,814,449
States and political subdivisions	247,885	240,628	475,441	497,487
Other	1,106,020	968,666	2,206,430	1,903,358
Interest on federal funds sold	225	198,223	1,604	508,039

Total interest income	7,587,545	7,579,264	15,371,637	14,829,209

Interest expense
Interest on deposits	3,029,924	3,416,352	6,192,932	6,624,022
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	197,131	12,515	449,467	13,195
FHLB advances:
Term	450,960	388,330	911,398	772,488
Overnight	84,563	-	141,320	-
Capital trust preferred securities	70,098	103,631	167,165	206,256

Total interest expense	3,832,676	3,920,828	7,862,282	7,615,961

Net interest income	3,754,869	3,658,436	7,509,355	7,213,248

Provision for loan losses	300,000	-	580,000	-

Net interest income after provision for loan losses	3,454,869	3,658,436	6,929,355	7,213,248
Non-interest income
Deposit fees and charges	456,718	421,112	932,700	829,883
Bank card fees	133,760	120,194	255,108	223,814
Increase in cash surrender value of life insurance	95,670	76,446	197,356	137,108
Secondary mortgage loan fees	11,954	49,688	41,536	106,714
Investment and insurance commissions	57,940	106,474	121,992	174,972
Realized gain on sale of securities available for sale	55,795	13,090	116,937	22,393
Other	51,482	52,552	129,828	146,413

Total other income	863,319	839,556	1,795,457	1,641,297

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008		2007
Other expenses
Salaries and wages	1,303,412	1,290,334		2,742,805		2,662,369
Pensions and other employee benefits	475,478	547,310		982,507		1,050,974
Occupancy expense	159,416	175,808		316,615		344,969
Equipment depreciation	166,233	143,477		335,958		315,435
Equipment repairs and maintenance	92,226	108,731		186,274		218,962
Advertising and public relations	78,020	81,193		156,454		254,009
Federal insurance premiums	64,887	10,631		75,576		20,581
Office supplies, telephone, and postage	129,556	118,294		267,085		232,378
Taxes and licenses	79,158	73,335		165,084		149,096
Legal and professional fees	57,905	89,306		109,176		169,387
Consulting fees	85,662	75,673		161,989		150,039
Other operating expenses	465,620	479,702		945,400		945,168

Total other expenses	3,157,573	3,193,794		6,444,923		6,513,367

Income before income taxes	1,160,615	1,304,198		2,279,889		2,341,178

Income taxes	251,038	281,049		474,807		468,520

Net income	$909,577	$1,023,149		$1,805,082		$1,872,658

Earnings per share of common stock - basic:
Income before income taxes	$0.45	$0.51		$0.89		$0.92
Net income	$0.35	$0.40	$	$ 0.70	$	$ 0.73

Earnings per share of common stock - diluted:
Income before income taxes	$0.45	$0.51		$0.88		$0.91
Net income	$0.35	$0.40		$0.69		$0.73

Dividends paid per share	$0.18	$0.18		$0.36		$0.36

Weighted average shares	2,577,477	2,552,532		2,573,958		2,548,493
Weighted average shares assuming dilution	2,605,260	2,577,461		2,600,733		2,577,943

Return on average assets	0.72%	0.89%		0.73%		0.83%
Return on average equity	10.14%	10.79%		9.80%		9.92%

Average assets	$503,523,651	$457,869,514		$495,827,504		$451,444,511
Average equity	$35,871,327	$$37,946,635		$$36,843,552		$$37,756,800

All per share data presented reflect the effect of a 5% common stock dividend paid June 13, 2008.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	(Loss)	Income (Loss)	Total

Balance, December 31, 2006	$$3,024,117	$$14,329,239	$$21,396,176	$(1,663,586)		$37,085,946
Comprehensive income:
Net income	-	-	1,872,658	-	1,872,658	1,872,658
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of deferred
income taxes of $859,813	-	-	-	(1,669,169)	(1,669,169)	(1,669,169)
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $7,756	-	-	-	(14,637)	(14,637)	(14,637)

Total comprehensive income					$188,852

Issuance of common stock:
9,291 shares pursuant to exercise of stock options	11,613	93,028	-	-		104,641
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	41,658	-	-		41,658
5,576 shares pursuant to dividend reinvestment plan	6,970	134,230	-	-		141,200
Cash dividends declared, $.36 per share	-	-	(874,108)	-		(874,108)
Balance, June 30, 2007	$3,042,700	$14,598,155	$22,394,726	$(3,347,392)		$36,688,189

Balance, December 31, 2007	$3,058,895	$14,792,997	$23,633,722	$(4,621,530)		$36,864,084
Comprehensive income:
Net income	-	-	1,805,082	-	1,805,082	1,805,082
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $2,387,528	-	-	-	(4,632,897)	(4,632,897)	(4,632,897)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $39,759	-	-	-	(77,178)	(77,178)	(77,178)

Total comprehensive (loss)					$(2,904,993)

Issuance of common stock:
3,682 shares pursuant to exercise of stock options	4,603	38,367	-	-		42,970
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	7,436	-	-		7,436
122,425 shares pursuant to a 5% stock dividend	153,031	1,830,254	(1,983,285)			-
7,243 shares pursuant to dividend reinvestment plan	9,053	117,615	-	-		126,668
Payment for 290 fractional shares of common stock	-	-	(4,691)	-		(4,691)
Cash dividends declared, $.36 per share	-	-	(904,294)	-		(904,294)
Balance, June 30, 2008	$3,225,582	$16,786,669	$22,546,534	$(9,331,605)		$33,227,180

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net Income	$1,805,082	$1,872,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	441,726	418,105
Amortization	18,589	18,589
Deferred income taxes	(181,217)	(48,218)
Provision for loan losses	580,000	-
Amortization and accretion on securities, net	28,792	10,289
Loss on valuation of Swap Agreement	-	29,379
Realized gain on sales/calls of securities available for sale	(116,937)	(22,393)
Increase in cash surrender value of life insurance	(197,356)	(137,108)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(418,300)	(136,500)
SBA loans held for resale	1,742,314	-
Accrued interest receivable	(55,915)	(472,747)
Other assets	(769,298)	(261,067)
Increase (decrease) in liabilities:
Accrued interest payable	(75,760)	(20,772)
Other liabilities	207,858	303,260
Net cash provided by operating activities	$3,009,578	$1,553,475

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	675,413	1,507,200
Proceeds from calls and maturities of securities available for sale	50,741,736	7,150,218
Proceeds from sales of securities available for sale	6,000,200	3,150,287
Purchase of securities available for sale	(63,833,650)	(30,652,334)
Net increase in loans made to customers	(23,653,932)	(29,865,282)
Net purchases of premises and equipment	(189,656)	(242,634)
Acquisition of other assets	(160,200)	(2,573,463)
Net cash (used in) investing activities	$(30,420,089)	$(51,526,008)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	10,344,708	6,585,976
Net increase (decrease) in time deposits	(2,903,794)	17,407,236
Net increase in federal funds purchased & securities sold under repurchase agreements	16,784,026	959,275
Net proceeds on FHLB advances	1,366,000	-
Net proceeds from issuance of common stock	169,638	245,841
Payment for purchase of fractional shares of common stock	(4,691)	-
Dividends paid	(904,294)	(874,108)
Net cash provided by financing activities	24,851,593	24,324,220

Increase (decrease) in cash and cash equivalents	$(2,558,918)	$(25,648,313)
Cash and cash equivalents:
Beginning	10,362,944	39,805,381
Ending	$7,804,026	$14,157,068

Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$7,938,042	$7,636,733
Income taxes	585,113	571,458

Unrealized (loss) on securities available for sale	$(7,137,362)	$(2,551,374)
Loans transferred to other real estate owned	$647,867	$-

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(Unaudited)

Note 1. Basis of Presentation

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at June 30, 2008. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and December 31, 2007, the results of operations, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2008 and 2007. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2007. The results of operations for the six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Central Virginia Bankshares, Inc. (the Company) and its wholly-owned subsidiary, Central Virginia Bank, (the bank), include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentations.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”(SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$ 94,902,322	$ 292,727	$ (1,701,481)	$ 93,493,568
Bank eligible preferred and equities	20,537,230	12,120	(6,052,670)	14,496,680
Mortgage-backed securities	9,004,924	62,639	(660,736)	8,406,827
Corporate and other debt	48,975,013	324,822	(6,509,688)	42,790,147
States and political subdivisions	12,323,220	173,791	(84,973)	12,412,038
	$ 185,742,709	$ 866,099	$(15,009,548)	$ 171,599,260

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$ 93,960,245	$ 685,835	$ (719,790)	$ 93,926,290
Bank eligible preferred and equities	20,677,767	26,338	(4,649,856)	16,054,249
Mortgage-backed securities	8,478,938	14,774	(464,994)	8,028,718
Corporate and other debt	42,783,100	420,760	(2,392,603)	40,811,257
States and political subdivisions	12,667,107	110,156	(36,707)	12,740,556
	$ 178,567,157	$ 1,257,863	$ (8,263,950)	$ 171,561,070

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,340,083	$ 93,708	$ -	$ 5,433,791

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 6,011,191	$ 139,728	$ (31)	$ 6,150,888

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at June 30, 2008 and December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

	June 30, 2008
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. government agencies & corps.	$ 49,610,372	$ (1,033,317)	$ 5,324,920	$ (668,164)	$ 54,935,292	$ (1,701,481)
Bank eligible preferred and equities	2,902,810	(480,838)	11,381,500	(5,571,832)	14,284,310	(6,052,670)
Mortgage-backed securities	3,625,142	(660,736)	-	-	3,625,142	(660,736)
Corporate and other debt	16,332,509	(2,183,465)	14,731,431	(4,326,223)	31,063,940	(6,509,688)
States and political subdivisions	2,345,324	(84,973)	-	-	2,345,324	(84,973)
	$ 74,816,157	$(4,443,329)	$31,437,851	$(10,566,219)	$ 106,254,008	$ (15,009,548)

	December 31, 2007
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corps.	$ 3,693,120	$ (65,458)	$ 12,407,770	$ (654,332)	$ 16,100,890	$ (719,790)
Bank eligible preferred and equities	10,751,850	(3,301,956)	2,864,600	(1,347,900)	13,616,450	(4,649,856)
Mortgage-backed securities	1,311,762	(406,799)	4,938,187	(58,195)	6,249,949	(464,994)
Corporate and other debt	15,568,455	(1,496,277)	10,707,412	(896,326)	26,275,867	(2,392,603)
States and political subdivisions	1,455,903	(29,229)	1,354,876	(7,478)	2,810,779	(36,707)
	$ 32,781,090	$ (5,299,719)	$ 32,272,845	$ (2,964,231)	$ 65,053,935	$ (8,263,950)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses as the market value of securities will fluctuate in response to these market factors. Of the available for sale securities in a net unrealized loss position as of June 30, 2008, the unrealized losses that pertain to the Bank’s portfolio of bank eligible government agency preferred stocks issued by FNMA and FHLMC, represented gross unrealized losses of $5,363,001 of the total unrealized losses of $15,009,548. The majority of the remaining amount of the unrealized losses at June 30, 2008 relate to Corporate securities that totaled $6,509,688, of which $4,326,223 are in an unrealized loss position for more than 12 months. The Company does not hold any securities collateralized or backed by “sub-prime” or “alt-A” mortgages.

Management’s analysis has concluded that the impairment is temporary, as it is due principally to two factors; the effect of changing market interest rates and credit spreads on these fixed rate coupon securities, and the current extremely depressed market for mortgage related securities and the vast majority of all companies classified within the financial sector. The Company, as a long term investor, has both the positive intent and ability to hold these securities until such time as their market value recovers. Moreover, as a long term investor, the majority of bank eligible government agency preferred stocks securities were purchased in 2003 for their yield (70% of the dividend is not taxable), the Company intends to hold these securities indefinitely. Over the years the agency preferred stocks have been held, the Company has never sold any of these securities, and has the capacity to, and positive intention of holding them for an indefinite period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The primary relevant factors considered by the Company in its evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially all of its basis in the securities within a reasonable period of time, the impairment is considered temporary. The Company has determined that there was no other than temporary impairment associated with the above securities at June 30, 2008.

Note 3. Loans

Major classifications of loans are summarized as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Commercial	$54,685,602	$48,254,914
Real Estate:
Mortgage	120,825,541	106,394,103
Home equity	15,941,636	13,863,076
Construction	88,840,757	87,127,000
Total real estate	225,607,934	207,384,179
Bank cards	937,816	910,607
Installment	8,164,870	9,350,397
	289,396,222	265,900,097
Less unearned income	(30,210)	(51,460)
	289,366,012	265,848,637
Allowance for loan losses	(3,355,525)	(2,912,082)
Loans, net	$286,010,487	$262,936,555

Changes in the allowance for loan losses were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Unaudited)		(Unaudited)
Balance, beginning	$2,912,082	$2,889,496	$2,889,496
Provision charged to operations	580,000	180,000	-
Loans charged off	(173,991)	(222,527)	(80,331)
Recoveries	37,434	65,113	38,772
Balance, ending	$3,355,525	$2,912,082	$$2,847,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	June 30, 2008	December 31,
	(Unaudited)	2007
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable and adjusts quarterly to three-month LIBOR
minus 100 basis points, currently 1.92%, principal due
and payable on July 24, 2017, callable quarterly beginning
July 24, 2008. On July 25, 2008 converts to 4.5092%	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,
callable only on June 30, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly beginning at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.8225%,
principal due and payable on November 19, 2012,
callable quarterly beginning August 22, 2007	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-payable daily
at bank’s option, maturity December 31, 2008,
Interest adjusted daily, currently, 2.57% as of
June 30, 2008	15,716,000	14,350,000

	$60,716,000	$59,350,000

Note 5. Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 341,196 shares of common stock of which 172,420 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Stock-Based Compensation (continued)

to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. The Company has not issued new options, and no expense has been recognized in 2008 and 2007. The number of shares presented herein has been adjusted to reflect a 5% common stock dividend which was paid June 13, 2008 to shareholders of record on May 30, 2008.

The following table presents a summary of options under the Plan at June 30, 2008:

	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value (1)
Outstanding at December 31, 2007	53,799	$13.88	$
Granted	-	-		-
Exercised	(3,682)	11.12		-
Canceled or expired	(887)	16.61		-
Options outstanding, June 30, 2008	49,230	$14.04		$185,774
Options exercisable, June 30, 2008	49,230	$14.04		$185,774

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$7.52	2,458	1.5 years	$7.52	2,458	$7.52
$11.12-$11.53	31,061	1.1 years	11.18	31,061	11.18
$15.21-$24.81	15,711	5.5 years	20.70	15,711	20.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would generally include exchange traded equities and preferred stocks, and highly liquid U.S. Treasury securities. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow analysis. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified within level 3 of the valuation hierarchy. At June 30, 2008, all of the Company’s securities are considered to be either Level 1 or Level 2 securities.

Loans held for sale

Loans held for sale are to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. All of the Company’s mortgage loans held for sale are carried at fair value as all are pre-sold and the contractual price to be paid directly by the purchasing financial institutions for these loans is their fair value. Premiums received or to be received on the quotes or bids are indicative of the fact that fair value is greater than cost. Any SBA guaranteed interest certificates held for sale by the Company are carried at the lower of cost or fair value as provided by the market pricing services utilized by the broker-dealer holding the certificates. At June 30, 2008, the entire balance of loans held for sale was recorded at its fair value, accordingly we classify loans subjected to nonrecurring fair value adjustments as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (continued)

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by formal appraisals or independent written valuations which are then adjusted for the costs related to liquidation of the collateral. At June 30, 2008, the total of loans considered as impaired was recorded at its fair value, and accordingly we classify impaired loans as Level 2.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are recorded at the lower of cost or net realizable value, and periodically re-measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value is generally based upon independent market prices or appraised values. At June 30, 2008, the total of Other Real Estate Owned was recorded at its fair value and accordingly we classify OREO as Level 2.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below sets forth the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	June 30, 2008
	(Dollars in millions)
Assets:	Total	Level 1	Level 2	Level 3
Securities available for sale	$ 171.6	$ 14.5	$ 157.1	0
Loans held for sale	0.4	0	0.4	0
Total	$ 172.0	$ 14.5	$ 157.5	0

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The table below sets forth the balances of assets and liabilities measured at fair value on a non-recurring basis subsequent to initial recognition as of June 30, 2008:

	June 30, 2008
	(Dollars in millions)
Assets:	Total	Level 1	Level 2	Level 3
Impaired loans	$5.3	0	$ 5.3	0
Other real estate owned	0.6	0	0.6	0
Total	$ 5.9	0	$ 5.9	0

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

The Company reported second quarter 2008 earnings of $909,577 compared to $1,023,149, in the second quarter of 2007. Current year quarterly net income versus the prior year indicates a decline of $113,572 or 11.1 percent. Both basic and fully diluted earnings per share for the second quarter 2008 compared to second quarter 2007 were $0.35 versus $0.40. This represents a decline of $0.05 or 12.5 percent per share. For the second quarter 2008, the return on average assets was 0.72 percent versus the prior year’s reported 0.89 percent. The return on average stockholders' equity for the second quarter was 10.14 percent compared to 10.79 percent in the second quarter of last year. At quarter end 2008, total assets stood at a record $507.3 million compared to $462.4 million in the comparable period of last year. Stockholders' equity at June 30, 2008 stood at $33.2 million compared to $36.7 million at both December 31 and June 30,  2007, a decrease of $3.5 million.  This decrease is primarily a result of the SFAS 115 adjustment reflecting the higher net unrealized gains and losses in the investment portfolio, net of tax, recorded as a component of Other Comprehensive Loss in accordance with current accounting principles and rules. Accordingly, at June 30, 2008 the book value of a share of common stock was $12.88 compared with $14.35 at both December 31 and June 30, 2007. All per share data reported herein, has been adjusted to reflect the effect of the 5 percent stock dividend paid to stockholders on June 13, 2008.

For the first six months of 2008, the Company’s net income was $1,805,082, a decline of $67,576 or 3.6 percent compared to $1,872,658 in the first half of 2007. For the six months of 2008, basic earnings per share were $0.70 versus the prior year $0.73, and on a fully diluted basis, were $0.69 versus $0.73 per share, again, the 2007 per share numbers have been adjusted for the effect of the June 13, 2008 stock dividend of 5 percent. The annualized year to date 2008 return on average assets was 0.73 percent compared to 0.83 percent for 2007. The 2008 year to date return on average stockholders’ equity was 9.80 percent versus 9.92 percent for the comparable period of the prior year.

Net Interest Income. The Company’s net interest income was $3,754,869 in the second quarter of 2008, compared to $3,658,436 for the second quarter of 2007, an increase of $96,433 or 2.6 percent. This increase is primarily attributable to the effect of $51.6 million growth in average earning assets driven principally by increases in the average volume of loans despite the decline in the yield of these loans, offset by the $50.6 million growth in average funding due to increased borrowings, resulting in interest bearing liabilities growth combined with a decline in cost of these funding sources.

Interest and fees earned on loans were $4,870,407 in the second quarter of 2008, an increase of $161,620 or 3.4 percent over the $4,708,787 in the prior year’s second quarter. This increase resulted from the Company’s emphasis on loan growth in spite of lower loan rates. Interest on investment securities and federal funds sold was $2,717,138, a decline of $153,339 or 5.3 percent from $2,870,477 in the second quarter of 2007. This decrease is due principally to a significant decline of $197,998 in interest on federal funds sold, while interest on investment securities increased by $44,659. The decline in the interest on federal funds sold was due to the decline in funds sold and the shift to funds purchased. This occurred as loan volume has increased significantly and the balance of investment securities has remained essentially level with the prior year, while deposit balances have declined slightly, requiring both the previously sold excess funds, as well as additional borrowings to fund the growth in loans. The total interest on deposits for the second quarter 2008 was $3,029,924, a decline of $386,428 or 11.3 percent from $3,416,352 in the prior year. Second quarter interest on borrowings was $802,752, an increase of $298,276 or 59.1 percent from $504,476 in the prior year. The resulting total interest expense in the second quarter 2008 was $3,832,676 compared to $3,920,828 in the second quarter of the prior year. The second quarter net interest income of $3,754,869 exceeded the prior year’s comparable quarter by $96,433 or 2.6 percent.

For the 2008 year to date, net interest income totaled $7,509,355, an increase of 4.1 percent or $296,107 compared to $7,213,248 for year to date 2007. The reasons for the increase are essentially the same as discussed above for the second quarter. Interest and fees on loans increased 9.5 percent as the volume of loans increased $51.1 million, or 21.4 percent, from June 30, 2007 to June 30, 2008. This increase drove total interest income to increase 3.7 percent. Total interest expense increased 3.2 percent as interest on deposits decreased $431,090 or 6.5 percent as the volume of deposits decreased 4.1 percent. Interest on borrowings increased $677,411, or 68.3 percent as short-term borrowings have been utilized to fund the growth in loans.

The increase in total interest expense resulted from the combination of lower interest on deposits resulting from the slight decline in volume of deposits along with the declining rate environment and CD’s repricing downward coupled with higher interest on borrowed funds due to the additional funding needed to cover the strong growth in loans. This strategy of continued short term borrowings contributes to the net interest income because the rates paid are significantly less expensive than obtaining retail deposits. This is much more efficient and profitable strategy as there is significant interest rate competition among the local financial institutions at the current time. These short term borrowings are a combination of Federal Home Loan Bank overnight borrowings, overnight federal funds purchased, and utilization of existing repurchase agreement lines with correspondent banks.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s tax equivalent net interest margin was 3.29 percent in the second quarter 2008 compared to 3.59 percent in the comparable quarter of the prior year. The Company continues to be asset sensitive, although less so than in the past, as many of its loans are tied to prime or other indices and have repriced down faster than the interest rates on its deposits and other funding sources resulting in compression of the net interest margin. The Company has been successful in allowing the higher rate retail deposits to run off and replacing this funding source with variable rate overnight borrowings, which will more closely match the future changes in the prime rate, thereby minimizing the extent of margin compression.

Average interest earning assets totaled $478.3 million in the second quarter of 2008, an increase of $51.6 million or 12.1 percent from $426.7 million in the second quarter of 2007. During the second quarter 2008, average loans totaled $283.0 million, an increase of $61.5 million or 27.8 percent from $220.0 million in the second quarter of 2007, while average investment securities totaled $195.3 million, an increase of $5.6 million from $189.7 million in the second quarter of 2007. The fully taxable equivalent annualized yield on loans decreased to 6.90 percent from 8.49 percent in the comparable quarter of 2007, while investment securities in the second quarter 2008 yielded 5.92 percent, compared to 5.98 percent in the second quarter of 2007. Average total deposits for the second quarter 2008 declined by $8.9 million or 2.4 percent to $367.2 million from $376.1 million in the second quarter 2007. Total interest bearing deposits in the second quarter averaged $326.8 million, a decrease of $5.5 million or 1.6 percent as compared to $332.3 million in the second quarter 2007. Total borrowings averaged $97.3 million in the second quarter 2008 compared to $41.3 million in the comparable quarter of 2007. The increase in total borrowings, as previously discussed above, was necessary to fund the growth in loans and cover the decline in deposits.

The following table sets forth the Company’s average interest earning assets (on taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated.

	Three Months ended			Three Months ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:	($ amounts in thousands)
Federal funds sold	$44	$ 0.2	2.13%	$14,925	$ 198	5.31%
Securities:
U. S. government agencies and corporations	100,868	1,363	5.41%	108,081	1,463	5.41%
States and political subdivisions	19,875	316	6.36%	20,064	314	6.26%
Other securities	74,556	1,211	6.50%	61,571	1,060	6.89%
Total securities	195,299	2,890	5.92%	189,716	2,837	5.98%
Loans	282,970	4,879	6.90%	222,043	4,712	8.49%
Total interest-earning assets	478,313	$ 7,769	6.50%	426,684	$ 7,747	7.26%
Allowance for Loan Losses	(3,203)			(2,852)
Cash and other non-interest earning assets	28,414			34,037
Total Assets	$503,524			$457,869

Interest bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$67,835	$ 280	1.75%	$61,202	$ 344	2.25%
Savings	32,642	122	1.50%	34,506	129	1.50%
Other time	230,327	2,628	4.56%	236,573	2,943	4.98%
Total deposits	326,804	3,030	3.71%	332,281	3,416	4.11%

Fed funds purchased and securities sold under REPO	33,012	197	2.39%	1,104	13	4.38%
FHLB Term advances	45,000	451	4.01%	35,000	388	4.43%
FHLB Overnight advances	14,178	85	2.40%	0	0
Capital trust preferred securities	5,155	70	5.43%	5,155	104	8.07%
Total Borrowings	97,345	803	3.30%	41,259	505	4.89%

Total interest-bearing liabilities	424,149	3,833	3.61%	373,540	3,921	4.20%
Demand deposits	40,411			43,850
Other non interest bearing liabilities	3,093			2,532
Total Liabilities	467,653			419,922
Stockholder’s Equity	35,871			37,947
Total Liabilities and Stockholder’s Equity	$503,524			$457,869
Net interest spread		$ 3,936	2.88%		$ 3,826	3.06%
Net interest margin			3.29%			3.59%

	Six Months ended			Six Months ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:	($ amounts in thousands)
Federal funds sold	$116	$ 2	2.77%	$19,427	$ 508	5.23%
Securities:
U. S. government agencies and corporations	100,140	2,718	5.43%	104,451	2,814	5.39%
States and political subdivisions	19,121	613	6.41%	20,365	653	6.41%
Other securities	72,810	2,416	6.64%	60,457	2,089	6.91%
Total securities	192,071	5,747	5.98%	185,273	5,556	6.00%
Loans	277,330	9,987	7.20%	216,250	9,109	8.42%
Total interest-earning assets	469,517	$ 15,736	6.70%	420,950	$ 15,173	7.21%
Allowance for Loan Losses	(2,980)			(2,881)
Cash and other non-interest earning assets	29,291			33,376
Total Assets	$495,828			$451,444

Interest bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$61,241	$ 560	1.83%	$59,406	$ 652	2.19%
Savings	32,340	243	1.50%	34,986	261	1.49%
Other time	230,356	5,390	4.68%	232,847	5,711	4.91%
Total deposits	323,937	6,193	3.82%	327,239	6,624	4.05%

Fed funds purchased and securities sold under REPO	30,839	449	2.91%	586	13	4.44%
FHLB Term advances	45,000	911	4.05%	35,000	773	4.42%
FHLB Overnight advances	10,396	141	2.71%	0	0
Capital trust preferred securities	5,155	167	6.48%	5,155	206	7.99%
Total Borrowings	91,390	1,668	3.65%	40,741	992	4.87%

Total interest-bearing liabilities	415,327	7,861	3.79%	367,980	7,616	4.14%
Demand deposits	40,615			43,280
Other non interest bearing liabilities	3,042			2,427
Total Liabilities	458,984			413,687
Stockholder’s Equity	36,844			37,757
Total Liabilities and Stockholder’s Equity	$495,828			$451,444
Net interest spread		$ 7,875	2.92%		$ 7,557	3.07%
Net interest margin			3.35%			3.59%

Non-Interest Income. The Company’s non-interest income for the second quarter of 2008 was $863,319, an increase of $23,763 or 2.8 percent from $839,556 in the same period of 2007. Deposit fees and charges increased 8.5 percent or $35,606 to $456,718 due to increased participation in our Bounce Protection program. Securities gains increased $42,705 or 326.2 percent to $55,795, due largely to the increase in the number of agency securities called at par that had been purchased at a discount and despite accretion were still carried at a book value below par resulting in a gain when called by the issuer. Income recognized on the increase in cash surrender value of life insurance increased 25.1 percent or $19,224 to $95,670 due to the purchase of additional coverage in late second quarter of 2007. Secondary market mortgage loan fees decreased $37,734 or 75.9 percent to $11,954 as mortgage originations for sale in the secondary markets have slowed significantly with the current status of the real estate markets and economy. Investment and insurance commissions decreased $48,534 or 45.6 percent to $57,940 as non-deposit product investment sales with the declines in the markets have also slowed.

Year to date 2008 non-interest income totaled $1,795,457, an increase of $154,160 or 9.4% when compared to $1,641,297 in the first half of 2007. The categories with the most significant year to date increases or decreases were deposit fees and charges, up 12.4%; secondary market mortgage fees, down 61.1% due to the slow down in the housing market, net gains on sales of securities was up 422.2% due to a higher volume of calls at par of agency securities originally purchased at a discount; other income was down 11.3% largely due to lower earnings from an investment in a title company which was negatively affected by the slowdown in mortgage loan originations.

Non-Interest Expenses. Total non-interest expense for the second quarter of 2008 was $3,157,573, a decrease of $36,221 or 1.1 percent compared to $3,193,794 in the comparable period in 2007 as the cost control and efficiency continue to be stressed by the Company wherever possible and practicable. Salaries and benefits totaled $1,778,890, a decrease of $58,754 or 3.2 percent compared to $1,837,644 in second quarter 2007. The decrease reflects lower staffing levels offsetting a portion of the impact of normal annual increases combined with lower benefit accruals. Legal and professional fees totaled $57,905, a decline of $31,401 or 35.2 percent from the second quarter of last year’s total of $89,306 largely due to the absence of consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act. Occupancy expense was $159,416, a decline of $16,392 or 9.3 percent versus $175,808 in 2007, due principally to lower repairs and maintenance expenses. Equipment repairs and maintenance was $92,226, a decline of $16,505 or 15.2 percent from $108,731 in the prior year due to the cancellation of annual hardware maintenance contracts on check processing equipment removed from service. Insurance premiums for FDIC insurance increased to $64,887, an increase of $54,256 or 510.4 percent from $10,631 in second quarter 2007 primarily due to the final amortization of premium credits at the end of the first quarter 2008. Office supplies, telephone, and postage expense increased to $129,556, an increase of $11,262 or 9.5 percent from $118,294 second quarter 2007, reflecting increases in the cost of telephone services and increased office supply purchases.

For year to date 2008, total non-interest expense was $6,444,923, a decrease of $68,444 or 1.1 percent compared to $6,513,367 for the year to date 2007.  For the first six months of 2008, the categories with the most significant increases or decreases were: salaries and benefits was up 0.3 percent; occupancy expense was down 8.2 percent; equipment depreciation was up 6.5 percent; equipment repairs and maintenance was down 14.9 percent; advertising and public relations was down 38.4 percent as we began our “My Dream, My Bank” advertising campaign in early 2007; office supplies telephone and postage expense was up 14.9 percent for the same reasons stated above; and legal and professional fees was down 35.6 percent as 2007 included charges related to Sarbanes-Oxley compliance efforts.

Income Taxes. The Company reported income taxes of $251,038 in the second quarter of 2008, compared to $281,049 for the second quarter of 2007. These amounts yielded effective tax rates of 21.6 percent and 21.5 percent, respectively. The decrease in the income before income taxes accounts for the decrease in the income tax expense.

On a year to date basis, income taxes represented $474,807 in 2008 compared to $468,520 in 2007, with effective tax rates of 20.8 percent and 20.0 percent respectively.

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

At June 30, 2008, total loans net of unearned income were $289.4 million and had increased by $23.5 million or 8.8 percent from December 31, 2007, and had grown $51.0 million or 21.4 percent from June 30, 2007. The loan to deposit ratio was 79.0 percent at June 30, 2008, compared to 74.1 percent at December 31, 2007 and 62.4 percent at June 30, 2007. At June 30, 2008, real estate related loans accounted for 77.9 percent of the total loan portfolio, consumer loans were 3.1 percent of the total portfolio, and commercial and industrial loans represented 19.0 percent of the total portfolio as compared to 78.0, 3.9, and 18.2 percent respectively at December 31, 2007 and 77.2, 4.3, and 18.5 percent respectively at June 30, 2007.

Asset Quality. Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other real estate owned (OREO) is real estate acquired through foreclosure. The Company has no “sub-prime” mortgages within its mortgage loan portfolios.

The following table summarizes non-performing assets:

	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007

Loans accounted for on a non-accrual basis	$5,007	$2,156	$2,361	$810	$1,436
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	328	3,894	1,757	1,129	799
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$$5,335	$6,050	$4,118	$1,939	$2,235
Other real estate owned	648	648	-	-	-
Total non-performing assets	$$5,983	$6,698	$4,118	$1,939	$2,235

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There was one lot and two new residential single family homes acquired through foreclosure (OREO) at June 30, 2008. There was no real estate acquired through foreclosure (OREO) at December 31, 2007 or June 30, 2007. The Bank’s practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. Nonperforming assets totaled $5,982,617, an increase of $1,864,279 as compared to $4,118,338 at December 31, 2007 and an increase of $3,747,174 as compared to $2,235,443 in the second quarter 2007. However, nonperforming assets have declined by $715,092 compared to $6,697,709 the first quarter of 2008. Over the next several quarters, management of the Company anticipates that total non performing assets are likely to fluctuate in a range between $5 and $8 million based on the current economic environment. Management further believes that the majority of nonperforming loans are adequately secured so losses, if any, should be minimal, and more than covered by additions to the reserve.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Management does not believe that the level of non-performing loans at June 30, 2008 reflects any material systemic problem within the Company’s loan portfolio. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions to the carrying value of those loans to approximate fair value based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans deteriorate further in the future, additional write downs on these loans may be required. The ratio of the allowance for loan losses to total loans was 1.16 percent at June 30, 2008; 1.10 percent at December 31, 2007; and 1.19 percent at June 30, 2007, respectively. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, the Company has elected to resume regular additions to its reserve for possible loan losses, and these additions are expected to continue in the foreseeable future. At June 30, 2008, the ratio of the allowance for loan losses to total non-performing assets was 56.0 percent compared to 70.7 percent at December 31, 2007 and 127.4 percent at June 30, 2007.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower the general financial condition of the borrower, and the value of any collateral securing the loan. Given the significant growth in the total loan balances since June 30, 2007, the stability in the net charged-off loan amount, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total non performing assets, management concluded that it would be appropriate to resume additions to the reserve. Accordingly, there was a provision for loan losses of $300,000 in the second quarter 2008, following a provision of $280,000 in the first quarter 2008, and $180,000 in the fourth quarter 2007. Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong evidence to support additions to the reserve for loan losses in subsequent periods. The decision to continue, increase or decrease additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing loans. There was no provision for loan losses in the quarter ended June 30, 2007, as at that time, in the opinion of management, the balance of the then current reserve was sufficient to absorb that year’s expected net loan losses while continuing to provide for potential future loan losses.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the second quarter 2008, total securities were $176.9 million, a decrease of $0.7 million or 0.4 percent compared to December 31, 2007 balances of $177.6 million, and have decreased by $4.9 million or 2.7 percent since the June 30, 2007 balance of $181.8 million. Investment securities represented 34.9 percent of total assets, and 37.9 percent of earning assets at June 30, 2008, compared to 36.6 percent and 39.8 percent, respectively, at December 31, 2007 and 39.3 percent and 43.2 percent, respectively, at June 30, 2007.

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

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds five corporate securities whose credit ratings, subsequent to purchase, have declined below minimum investment grade: $1 million, Ford Motor Corporation maturing September 2011; $1 million, Ford Motor Credit Corporation maturing October 2009; $1 million, GMAC maturing February 2012; $1 million, Deluxe Corporation maturing October 2014. In May 2008, another $1 million GMAC bond that had been held by the Company, matured as scheduled, and the Company received full payment; additionally on May 15, 2008, one rating service downgraded MeadWestvaco’s bonds maturing April of 2012 from Baa3 to Ba1 which is below investment grade, the Company holds $1 million of this bond. In addition, the Company owns several bonds which are collateralized with bank trust preferred securities, as well as other bonds that were issued by large financial and/or brokerage companies, all of which are within the “financial” sector and whose market prices are unreasonably depressed as a result of the combination of the current uncertain economic future, housing price declines, and the real estate markets. Following the quarterly evaluation of these securities, management has concluded that, at the current time, no impairment, permanent or other than temporary, has occurred. Additionally, the Company does not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.92 percent for the second quarter of 2008, compared to 5.98 percent for the same period in 2007. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

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

Total deposits were $366.2 million as of June 30, 2008, an increase of $7.4 million or 2.1 percent from $358.8 million at December 31, 2007. Total deposits have decreased by $15.8 million or 4.1 percent from the June 30, 2007 level of $382.0 million. The average aggregate interest rate paid on interest bearing deposits was 3.71 percent in the second quarter of 2008 and 3.82 percent for the first six months of 2008, compared to 4.11 percent and 4.05 percent, respectively, for the corresponding periods in 2007. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At June 30, 2008 certificates of deposit represented 61.1 percent of total deposits as compared to 63.2 percent at December 31, 2007 and 61.9 percent at June 30, 2007.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2008, March 31, 2008, December 31, 2007 and June 30, 2007:

	Time Deposits $100,000 or More (Dollars in thousands)
	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
Three months or less	$ 12,154	$ 10,227	$ 13,812	$ 9,515
Three to twelve months	22,899	25,460	18,448	22,817
Over twelve months	35,405	39,517	39,365	41,840
Total	$ 70,458	$ 75,204	$ 71,625	$ 74,172

Total borrowings at June 30, 2008 were $104.9 million, and consisted ofovernight borrowings of $54.7 million, term borrowings of $45.0 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the second quarter 2008 was 3.30 percent compared to 4.89 percent in the comparable quarter of 2007. For the six month period ended June 30, 2008 the weighted average cost of these borrowings was 3.65 percent compared to 4.87 percent for the comparable period in 2007.

Of the $54.7 million in overnight borrowings, $39.0 million was in federal funds purchased and repurchase agreements, and $15.7 million was in overnight advances from the Federal Home Loan Bank, compared to $22.2 million and $14.4 million respectively at December 31, 2007 and just over $1 million in repurchase agreements at June 30, 2007. Of the $45.0 million in term borrowings, all were structured borrowings from the Federal Home Loan Bank, compared to $45.0 million at December 31, 2007, and $35.0 million at June 30, 2007. The structured borrowings from the Federal Home Loan Bank at June 30, 2008 consisted of seven $5 million, and one $10 million, convertible term advances, and have not materially changed in composition or structure since December 31, 2007. The weighted average cost of these borrowings in the second quarter 2008 was 4.01 percent and for the first six months of 2008 was 4.05 percent compared to 4.43 percent and 4.42 percent respectively, in the comparable periods of 2007. The capital trust preferred debt is unchanged at $5.2 million, and is described in more detail below.

As of June 30, 2008, the Company had $5.2 million in capital trust preferred debt outstanding, which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033, but is callable at par at the option of the Company in whole or part on or after December 17, 2008. The current weighted average cost of these borrowings in the second quarter 2008 was 5.43 percent and for the first six months of 2008 was 6.48 percent compared to 8.07 percent and 7.99 percent in the comparable periods of 2007. The aggregate yields on all interest bearing liabilities for the second quarter and first six months of 2008 were 3.61 percent and 3.79 percent, compared to 4.20 percent and 4.14 percent respectively in the comparable periods of 2007.

Since the end of the first quarter 2007, there has been a slight 3.1 percent deposit runoff, coupled with significant 36.0 percent loan growth. In order to fund the earning asset growth, management elected to utilize short term borrowings rather than more expensive retail deposits or term borrowings, as their cost will decline along with market rates given a declining rate environment. With the Company’s high percentage of loans tied to prime or other indices, in a declining rate environment, the net interest margin would shrink unless we could correspondingly reduce our cost of funds at the same time and at the same rate. At some point in the future, when rates begin to increase, the Company expects to convert the short term borrowings to fixed rate borrowings to lock in current funding rates at that time. Additionally, deposit growth in the future should further reduce the need for additional borrowing.

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

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of June 30, 2008, with minimum requirements, as defined by regulation, is shown below:

		Actual
	Regulatory Minimum	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
The Company (Consolidated)
Tier 1 risk-based capital	4.0%	12.1%	12.2%	12.7%	13.3%
Total risk-based capital	8.0%	13.0%	13.0%	13.5%	14.2%
Leverage ratio	4.0%	9.3%	9.6%	9.7%	9.8%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	10.9%	11.9%	12.4%	13.0%
Total risk-based capital	8.0%	11.8%	12.7%	13.2%	13.8%
Leverage ratio	4.0%	8.4%	9.4%	9.5%	9.6%

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

Beginning on January 1, 2008, the prime interest rate was 7.25 percent and subsequently dropped by 75, 50, and 75 Basis Points ending the first quarter at 5.25 percent, during the second quarter it dropped another 25 Basis Points, ending the quarter at 5.00 percent. As the composition of the Company’s loan portfolio, during the second quarter 2008, has not changed materially in so far as its sensitivity to interest rate changes is concerned, and there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. The Company’s liabilities which consist principally of deposits and borrowings also have not changed materially in so far as their sensitivity to interest rate changes is concerned, however the mix of these components has changed. The Company, over past periods has, by design, begun to rely on short term overnight borrowings and repo to fund the growth in loans, as its deposits have remained essentially unchanged. This has changed the Company’s overall sensitivity to interest rate changes. The Company has become less asset sensitive, which is a desirable position in a period of declining interest rates, which is what has been experienced. When the Company believes interest rates have or will begun to rise over time, it will attempt to fix its costs of funding by converting its floating rate short term borrowings to longer term fixed borrowings. Accordingly, management has concluded that despite the intentional reduction of the Company’s overall asset sensitivity profile, there have been no significant or material changes in the earning assets’ overall sensitivity to interest rate changes, and market risk during the second quarter of 2008.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no significantchanges in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A	RISK FACTORS

         In July 2008, the Company evaluated its internal data processing and item processing functions and contracted through 2015 with the same company that has provided its core banking system software, Jack Henry and Associates, to outsource the processing of its core banking system software. In the event that Jack Henry and Associates was unable to process the Company’s daily work, there could be a material adverse impact to the Company’s ability to continue to operate and to service its deposit and loan customers. There have been no other material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)     The Company held its Annual Meeting of Shareholders on May 13, 2008. A quorum of stockholders was present, consisting of a total of 2,022,837 shares, represented in person or by proxy.

c)     Matters voted upon:

1.	Election of directors for a three year term:
		For	Withheld
	Ralph Larry Lyons	2,009,392	13,445
	Roseleen P. Rick	2,011,966	10,871
	William C. Sprouse, Jr.	2,002,566	20,271

2.	Ratification of Yount, Hyde & Barbour, P.C. as the independent registered public accounting firm:

	Votes for	2,014,143
	Votes against	5,646
	Abstentions	3,048
	Broker non-votes	N/A

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC. (Registrant)
Date: August 14, 2008	/s/Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.