Form 10-Q
period 2008-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2008-11-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common stock, par value $1.25	2,587,908

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information	Page No.

Item 1	Financial Statements

Consolidated Balance Sheets -

September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Income – Three and Nine Months

Ended September 30, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Stockholders’ Equity - Nine

Months Ended September 30, 2008 and 2007 (Unaudited)	6

Consolidated Statements of Cash Flows - Nine

Months Ended September 30, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements -

September 30, 2008 and 2007 (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	36

Part II. Other Information

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3	Defaults Upon Senior Securities	38

Item 4	Submission of Matters to a Vote of Security Holders	39

Item 5	Other Information	39

Item 6	Exhibits	39

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$6,762,519	$10,176,944
Federal funds sold	-	186,000
Total cash and cash equivalents	6,762,519	10,362,944
Securities available for sale at fair value	134,685,778	171,561,070
Securities held to maturity at amortized cost (fair value 2008 $5,078,407; 2007 $6,150,888)	5,088,261	6,011,191
Mortgage loans held for sale	647,000	338,000
SBA loans held for resale	2,439,359	2,139,217
Total loans	296,826,160	265,900,097
Less:Unearned income	(26,048)	(51,460)
Allowance for loan losses	(3,588,520)	(2,912,082)
Loans, net	293,211,592	262,936,555
Bank premises and equipment, net	9,970,364	10,352,300
Accrued interest receivable	3,110,904	3,034,357
Other assets	24,879,094	18,485,470
Total assets	$480,794,871	$485,221,104

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$38,490,727	$41,772,145
Interest bearing demand deposits and NOW accounts	64,098,504	57,860,133
Savings deposits	30,903,712	32,553,872
Time deposits, $100,000 and over	60,707,534	71,625,144
Other time deposits	155,139,713	154,949,233
Total deposits	349,340,190	358,760,527
Federal funds purchased and securities sold under repurchase agreements	37,748,128	22,237,530
FHLB advances	65,500,000	59,350,000
Short term loan payable	7,000,000	-
Long term debt, capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	642,056	726,025
Other liabilities	2,653,895	2,127,938
Total liabilities	$468,039,269	$448,357,020
STOCKHOLDERS’ EQUITY
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,587,908
and 2,447,116 shares issued and outstanding, respectively	$3,234,885	$3,058,895
Surplus	16,840,400	14,792,997
Retained earnings	5,188,209	23,633,722
Accumulated other comprehensive (loss)	(12,507,892)	(4,621,530)
Total stockholders’ equity	12,755,602	36,864,084
Total liabilities and stockholders’ equity	$480,794,871	$485,221,104

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007		2008	2007
Interest income
Interest and fees on loans	$4,867,173	$5,182,185	$	$ 14,837,593	$14,288,061
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,301,214	1,465,377		4,018,956	4,279,825
States and political subdivisions	212,047	234,777		687,489	732,264
Other	924,942	976,787		3,131,372	2,880,145
Interest on federal funds sold	145	4,901		1,749	512,940

Total interest income	7,305,521	7,864,027		22,677,159	22,693,235

Interest expense
Interest on deposits	2,842,022	3,443,004		9,034,954	10,067,025
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	259,550	85,337		709,017	98,533
FHLB advances:
Term	477,681	388,189		1,389,079	1,160,677
Overnight	89,306	-		230,626	-
Short term loan payable	1,151	-		1,151	-
Capital trust preferred securities	72,202	104,906		239,367	311,162

Total interest expense	3,741,912	4,021,436		11,604,194	11,637,397

Net interest income	3,563,609	3,842,591		11,072,965	11,055,838

Provision for loan losses	300,000	-		880,000	-

Net interest income after provision for loan losses	3,263,609	3,842,591		10,192,965	11,055,838
Non-interest income
Deposit fees and charges	477,632	504,024		1,410,332	1,333,907
Bank card fees	129,714	123,062		384,822	346,876
Increase in cash surrender value of life insurance	95,670	125,012		293,026	262,120
Secondary mortgage loan fees	22,564	7,581		64,100	114,295
Investment and insurance commissions	94,881	94,039		216,873	269,011
Realized gain (loss) on sale/call of securities available for sale	21,747	(17,406)		138,684	4,987
Other	47,606	43,908		177,434	190,321

Total other income	889,814	880,220		2,685,271	2,521,517

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other expenses
Salaries and wages	1,400,993	1,452,837	4,143,798	4,115,207
Pensions and other employee benefits	493,446	494,656	1,475,953	1,545,630
Occupancy expense	159,551	152,658	476,166	497,627
Equipment depreciation	155,803	160,637	491,761	476,072
Equipment repairs and maintenance	101,842	89,108	288,116	308,069
Advertising and public relations	91,698	84,685	248,152	338,695
Federal insurance premiums	73,401	10,808	148,977	31,389
Office supplies, telephone, and postage	125,580	140,391	392,666	372,769
Taxes and licenses	77,255	72,894	242,340	221,989
Legal and professional fees	67,300	89,924	176,476	259,311
Consulting fees	92,954	77,272	254,942	227,311
Loss on securities write-down	17,850,850	-	17,850,850	-
Other operating expenses	552,911	486,580	1,498,311	1,431,747

Total other expenses	21,243,584	3,312,450	27,688,508	9,825,816

Income (loss) before income taxes	(17,090,161)	1,410,361	(14,810,272)	3,751,539

Income taxes (benefit)	(196,320)	303,847	278,487	772,367

Net income (loss)	$(16,893,841)	$1,106,514	$(15,088,759)	$2,979,172

Earnings per share of common stock - basic:
Income (loss) before income taxes	$ (6.64)	$ 0.55	$ (5.75)	$ 1.47
Net income (loss)	$ (6.64)	$ 0.44	$ (5.75)	$ 1.16

Earnings per share of common stock - diluted:
Income (loss) before income taxes	$ (6.57)	$ 0.54	$ (5.69)	$ 1.46
Net income (loss)	$ (6.57)	$ 0.42	$ (5.69)	$ 1.16

Dividends paid per share	$ 0.18	$ 0.18	$ 0.54	$ 0.54

Weighted average shares	2,581,760	2,556,772	2,576,578	2,551,283
Weighted average shares assuming dilution	2,581,760	2,587,388	2,576,578	2,581,126

Return on average assets	(13.59)%	0.96%	(4.05)%	0.87%
Return on average equity	(227.11)%	11.92%	(58.38)%	10.58%

Average assets	$497,318,977	$460,816,896	$496,328,290	$454,602,971
Average equity	$29,754,279	$37,131,866	$34,463,213	$37,546,200

All per share data presented reflect the effect of a 5% common stock dividend paid June 13, 2008.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	(Loss)	Income (Loss)	Total

Balance, December 31, 2006	$ 3,024,117	$ 14,329,239	$ 21,396,176	$ (1,663,586)		$ 37,085,946
Comprehensive income:
Net income	-	-	2,979,172	-	2,979,172	2,979,172
Other comprehensive income, net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of deferred
income taxes of $636,083	-	-	-	(1,232,131)	(1,232,131)	(1,232,131)
Less reclassification adjustment for gains on securities
available for sale included in net income, net of
deferred income taxes of $1,837	-	-	-	(3,150)	(3,150)	(3,150)

Total comprehensive income					$ 1,743,891

Issuance of common stock:
9,512 shares pursuant to exercise of stock options	11,889	95,426	-	-		107,315
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	41,658	-	-		41,658
9,353 shares pursuant to dividend reinvestment plan	11,691	198,930	-	-		210,621
Cash dividends declared, $.54 per share	-	-	(1,312,297)	-		(1,312,297)
Balance, September 30, 2007	$ 3,047,697	$ 14,665,253	$ 23,063,051	$ (2,898,867)		$ 37,877,134

Balance, December 31, 2007	$ 3,058,895	$ 14,792,997	$ 23,633,722	$ (4,621,530)		$ 36,864,084
Comprehensive (loss):
Net income (loss)	-	-	(15,088,759)	-	(15,088,759)	(15,088,759)
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available
for sale arising during the period, net of
deferred income taxes of $4,017,171	-	-	-	(7,794,831)	(7,794,831)	(7,794,831)
Less reclassification adjustment for gains on securities
available for sale included in net income net of
deferred income taxes of $47,153	-	-	-	(91,531)	(91,531)	(91,531)

Total comprehensive (loss)					$ (22,975,121)

Issuance of common stock:
3,682 shares pursuant to exercise of stock options	4,603	38,367	-	-		42,970
Income tax benefit of deduction for tax purposes
attributable to exercise of stock options	-	7,436	-	-		7,436
122,425 shares pursuant to a 5% stock dividend	153,031	1,830,254	(1,983,285)			-
14,685 shares pursuant to dividend reinvestment plan	18,356	171,346	-	-		189,702
Payment for 290 fractional shares of common stock	-	-	(4,691)	-		(4,691)
Cash dividends declared, $.54 per share	-	-	(1,368,778)	-		(1,368,778)
Balance, September 30, 2008	$ 3,234,885	$ 16,840,400	$ 5,188,209	$ (12,507,892)		$ 12,755,602

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(15,088,759)	$2,979,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	650,991	630,098
Amortization	27,883	27,883
Deferred income taxes	(277,718)	(64,213)
Provision for loan losses	880,000	-
Amortization and accretion on securities, net	42,756	12,333
Loss on valuation of Swap Agreement	-	29,379
Realized gain on sales/calls of securities available for sale	(138,684)	(4,987)
Loss on write-down of other than temporary impairment of securities	17,850,850	-
Increase in cash surrender value of life insurance	(293,026)	(262,120)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(309,000)	42,400
SBA loans held for resale	(300,142)	-
Accrued interest receivable	(76,547)	(983,819)
Other assets	(1,599,249)	15,657
Increase (decrease) in liabilities:
Accrued interest payable	(83,969)	48,939
Other liabilities	548,819	579,645
Net cash provided by operating activities	1,834,205	3,050,367

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	925,413	1,984,500
Proceeds from calls and maturities of securities available for sale	53,194,087	8,718,623
Proceeds from sales of securities available for sale	19,805,398	4,110,287
Purchase of securities available for sale	(65,832,400)	(31,721,243)
Net increase in loans made to customers	(31,155,037)	(39,623,667)
Net purchases of premises and equipment	(269,055)	(491,738)
Acquisition of other assets	(202,500)	(2,573,463)
Net cash (used in) investing activities	(23,534,094)	(59,596,701)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, MMDA, NOW, and savings accounts	1,306,793	(2,200,352)
Net increase (decrease) in time deposits	(10,727,130)	17,932,962
Net increase in federal funds purchased & securities sold under repurchase agreements	15,510,598	11,800,629
Net proceeds on FHLB advances	6,150,000	-
Net proceeds from short term loan	7,000,000	-
Net proceeds from issuance of common stock	232,672	317,936
Payment for purchase of fractional shares of common stock	(4,691)	-
Dividends paid	(1,368,778)	(1,312,297)
Net cash provided by financing activities	18,099,464	26,538,878

(Decrease) in cash and cash equivalents	$(3,600,425)	$(30,007,456)
Cash and cash equivalents:
Beginning	10,362,944	39,805,381
Ending	$6,762,519	$9,797,925

Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$11,688,163	$11,588,458
Income taxes	897,660	851,732

Unrealized (loss) on securities available for sale	$(11,950,686)	$(1,873,201)
Loans transferred to other real estate owned	$673,542	$-

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(Unaudited)

Note 1. Basis of Presentation

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at September 30, 2008. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and December 31, 2007, the results of operations, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2008 and 2007. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2007. The results of operations for the nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

Securities Impairment: During the third quarter of 2008, the Company recorded $17.85 million in other-than-temporary impairment charges. This non-cash charge to earnings is related to perpetual preferred stock issued by Fannie Mae and Freddie Mac and the bankruptcy filing of Lehman Brothers Holding, Inc.

In September 2008, the United States Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) announced that Fannie Mae and Freddie Mac would be placed under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock and giving management control to their regulator, the FHFA. Subsequent to this announcement, the market price of the preferred stock owned by the Bank declined significantly and based on the closing price of these securities on September 30, 2008, the Bank had an unrealized loss in these securities of $16.85 million. This amount was charged to earnings as an other-than temporary impairment loss. Also within September 2008, Lehman Brothers Holdings, Inc. filed for bankruptcy. Because of this event, the Bank recorded an other-than-temporary impairment loss and took a non-cash charge to earnings of $661 thousand, net of tax, during the quarter relating to a $1.0 million Lehman debt security held by the Bank.

Preferred stocks are considered to be capital assets for federal income tax purposes. Losses on capital assets can only be offset against capital gains on corporate tax returns. Banks are limited by federal regulations as to the types of investment instruments they can purchase. Therefore, the Company did not expect to incur capital gains sufficient to offset a significant portion of its GSE losses. The Emergency Economic Stability Act was passed and signed into law on October 3, 2008. Included in this legislation was a provision which allows qualified financial institutions to deduct the GSE losses as ordinary rather than capital losses. Due to the fact that the law was not enacted in the third quarter, Generally Accepted Accounting Principles (GAAP) precludes including the effect of this legislation in the third quarter financial results. However, in the fourth quarter of 2008, a reduction in the income tax provision and a similar deferred tax asset in the amount of approximately $5.73 million will be recorded.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidate financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements. .

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$ 86,582,890	$ 62,580	$ (2,482,378)	$ 84,163,092
Bank eligible preferred and equities	3,660,243	400	(1,177,443)	2,483,200
Mortgage-backed securities	8,559,477	71,419	(644,538)	7,986,357
Corporate and other debt	43,517,342	-	(14,675,122)	28,842,220
States and political subdivisions	11,322,599	146,662	(258,352)	11,210,909
	$ 153,642,550	$ 281,061	$(19,237,833)	$ 134,685,778

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$93,960,245	$685,835	$(719,790)	$93,926,290
Bank eligible preferred and equities	20,677,767	26,338	(4,649,856)	16,054,249
Mortgage-backed securities	8,478,938	14,774	(464,994)	8,028,718
Corporate and other debt	42,783,100	420,760	(2,392,603)	40,811,257
States and political subdivisions	12,667,107	110,156	(36,707)	12,740,556
	$178,567,157	$1,257,863	$(8,263,950)	$171,561,070

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,088,261	$ 41,873	$ (51,727)	$ 5,078,407

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 6,011,191	$ 139,728	$ (31)	$ 6,150,888

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at September 30, 2008 and December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

	September 30, 2008
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. government agencies & corps.	$ 58,714,840	$ (1,540,782)	$ 4,052,800	$ (941,596)	$ 62,767,640	$ (2,482,378)
Bank eligible preferred and equities	265,500	(34,500)	1,118,250	(1,142,943)	1,383,750	(1,177,443)
Mortgage-backed securities	1,871,163	(29,732)	372,240	(614,806)	2,243,403	(644,538)
Corporate and other debt	12,875,219	(2,563,918)	11,546,771	(12,111,204)	24,421,990	(14,675,122)
States and political subdivisions	3,169,317	(258,352)	-	-	3,169,317	(258,352)
	$ 76,896,038	$(4,427,284)	$17,090,061	$(14,810,549)	$ 93,986,099	$ (19,237,833)

Securities Held to Maturity
States and political subdivisions	$1,652,889	$(51,727)	$ -	$ -	$1,652,889	$(51,727)

	December 31, 2007
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corps.	$ 3,693,120	$ (65,458)	$ 12,407,770	$ (654,332)	$ 16,100,890	$ (719,790)
Bank eligible preferred and equities	10,751,850	(3,301,956)	2,864,600	(1,347,900)	13,616,450	(4,649,856)
Mortgage-backed securities	1,311,762	(406,799)	4,938,187	(58,195)	6,249,949	(464,994)
Corporate and other debt	15,568,455	(1,496,277)	10,707,412	(896,326)	26,275,867	(2,392,603)
States and political subdivisions	1,455,903	(29,229)	1,354,876	(7,478)	2,810,779	(36,707)
	$32,781,090	$(5,299,719)	$32,272,845	$(2,964,231)	$65,053,935	$(8,263,950)

Securities Held to Maturity
States and political subdivisions	$354,969	$(31)	$ -	$ -	$354,969	$(31)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses as the market value of securities will fluctuate in response to these market factors. Of the available for sale securities in a net unrealized loss position as of September 30, 2008, the unrealized losses that pertain to the Bank’s portfolio primarily relate to Corporate securities that totaled $14,675,122, of which $12,111,204 are in an unrealized loss position for more than 12 months. The Company does not hold any securities collateralized or backed by “sub-prime” or “alt-A” mortgages.

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

The primary relevant factors considered by the Company in its evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially all of its basis in the securities within a reasonable period of time, the impairment is considered temporary. The Company has determined that there was no other than temporary impairment associated with the above securities at September 30, 2008.

Note 3. Loans

Major classifications of loans are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Commercial	$ 55,620,232	$ 48,254,914
Real Estate:
Mortgage	125,817,473	106,394,103
Home equity	16,837,514	13,863,076
Construction	89,278,940	87,127,000
Total real estate	231,933,927	207,384,179
Bank cards	910,477	910,607
Installment	8,361,524	9,350,397
	296,826,160	265,900,097
Less unearned income	(26,048)	(51,460)
	296,800,112	265,848,637
Allowance for loan losses	(3,588,520)	(2,912,082)
Loans, net	$ 293,211,592	$ 262,936,555

Changes in the allowance for loan losses were as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Unaudited)		(Unaudited)
Balance, beginning	$2,912,082	$2,889,496	$2,889,496
Provision charged to operations	880,000	180,000	-
Loans charged off	(252,024)	(222,527)	(144,294)
Recoveries	48,462	65,113	50,355
Balance, ending	$3,588,520	$2,912,082	$2,795,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	September 30, 2008	December 31,
	(Unaudited)	2007
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,
callable only on March 17, 2009	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,
callable only on November 14, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.5092%, principal due and payable on July 24, 2017, callable quarterly
beginning July 24, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,
callable only on June 30, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly beginning at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.8225%,
principal due and payable on November 19, 2012,
callable only on November 19, 2009	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-payable daily
at bank’s option, maturity December 31, 2008,
Interest adjusted daily, currently, 3.25% as of
September 30, 2008	20,500,000	14,350,000

	$65,500,000	$59,350,000

Note 5. Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 341,196 shares of common stock of which 172,420 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Stock-Based Compensation (continued)

to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. The Company has not issued new options, and no expense has been recognized, in 2008 and 2007. The number of shares presented herein has been adjusted to reflect a 5% common stock dividend which was paid June 13, 2008 to shareholders of record on May 30, 2008.

The following table presents a summary of options under the Plan at September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2007	53,799	$ 13.88	$
Granted	-	-	-
Exercised	(3,682)	11.12	-
Canceled or expired	(887)	16.61	-
Options outstanding, September 30, 2008	49,230	$ 14.04	$1,671
Options exercisable, September 30, 2008	49,230	$ 14.04	$1,671

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.52 $11.12-$11.53 $15.21-$24.81	2,458 31,061 15,711	1.25 years .80 years 5.25 years	$7.52 11.18 20.70	2,458 31,061 15,711	$7.52 11.18 20.70

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

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would generally include exchange traded equities and preferred stocks, and highly liquid U.S. Treasury securities. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow analysis. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified within level 3 of the valuation hierarchy. At September 30, 2008, all of the Company’s securities are considered to be either Level 1 or Level 2 securities.

Loans held for sale

Loans held for sale are to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. All of the Company’s mortgage loans held for sale are carried at fair value as all are pre-sold and the contractual price to be paid directly by the purchasing financial institutions for these loans is their fair value. Premiums received or to be received on the quotes or bids are indicative of the fact that fair value is greater than cost. Any SBA guaranteed interest certificates held for sale by the Company are carried at the lower of cost or fair value as provided by the market pricing services utilized by the broker-dealer holding the certificates. At September 30, 2008, the entire balance of loans held for sale was recorded at its fair value, accordingly we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by formal appraisals or independent written valuations which are then adjusted for the costs related to liquidation of the collateral. At September 30, 2008, the total of loans considered as impaired was recorded at its fair value, and accordingly we classify impaired loans as Level 2.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are recorded at the lower of cost or net realizable value, and periodically re-measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value is generally based upon independent market prices or appraised values. At September 30, 2008, the total of Other Real Estate Owned was recorded at its fair value and accordingly we classify OREO as Level 2.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below sets forth the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	September 30, 2008
	(Dollars in millions)
Assets:	Total	Level 1	Level 2	Level 3
Securities available for sale	$ 134.7	$ 2.5	$ 132.2	0
Loans held for sale	3.1	0	3.1	0
Total	$ 137.8	$ 2.5	$ 135.3	0

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The table below sets forth the balances of assets and liabilities measured at fair value on a non-recurring basis subsequent to initial recognition as of September 30, 2008:

	September 30, 2008
	(Dollars in millions)
Assets:	Total	Level 1	Level 2	Level 3
Impaired loans	$ 9.5	0	$ 9.5	0
Other real estate owned	0.7	0	0.7	0
Total	$ 10.2	0	$ 10.2	0

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Use of Certain Non-GAAP Financial Measures

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the three and nine month periods ended September 30, 2008 throughout this Form-10Q, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Company’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of the write-down of other than temporary impairment of securities in a single accounting period permits a comparison of results for ongoing business operations. Further, we believe that including the federal income tax effect of these losses in the current period indicates the net impact of these losses in the period incurred. It is on this basis that we assess the Company’s performance for 2008 and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q enhance investors’ understandings of the Company’s performance, these non-GAAP financial measures should not be considered a substitute for GAAP financial measures.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	**	2008	2007	2008	2007
Net Income and Earnings Per Share
Net income (loss) (GAAP)	A	$(16,894)	$ 1,107	$(15,089)	$ 2,979
Loss on write-down of other than temporary impairment of securities (1)		17,513	-	17,513	-
Net income excluding write-down	B	$ 619	$ 1,107	$ 2,424	$ 2,979

Net income (loss) (GAAP)		$(16,894)	$ 1,107	$(15,089)	$ 2,979
Income tax effect if loss on write-down of other than temporary impairment of securities was fully tax deductible		5,732	-	5,732	-
Net income (loss) including full tax deductibility of loss on write-down	E	$(11,162)	$ 1,107	$ (9,357)	$ 2,979

Weighted average shares–basic (GAAP)	C	2,581,760	2,556,772	2,576,578	2,551,283
Weighted average shares-assuming dilution (GAAP)	D	2,581,760	2,587,388	2,576,578	2,581,126
Earnings per share-basic GAAP	A/C	$ (6.56)	$ 0.44	$ (5.86)	$ 1.17
Excluding loss on write-down of other than temporary impairment of securities	B/C	$ 0.24	$ 0.44	$ 0.94	$ 1.17
Including loss as a deduction for federal income tax purposes	E/C	$ (4.32)	$ 0.44	$ (3.63)	$ 1.17
Earnings per share-assuming dilution GAAP	A/D	$ (6.56)	$ 0.42	$ (5.86)	$ 1.15
Excluding loss on write-down of other than temporary impairment of securities	B/D	$ 0.24	$ 0.42	$ 0.94	$ 1.15
Including loss as a deduction for federal income tax purposes	E/D	$ (4.32)	$ 0.42	$ (3.63)	$ 1.15
** The letters in this column are provided to show how the various ratios presented in the Reconciliation of Certain Non-GAAP Financial Measures are calculated
(1) Net of tax benefit recognized on the loss on the Lehman Brothers bond of $338 thousand

Results of Operations

The following discussion is intended to assist in understanding the results of operations and financial condition of the Company.  This discussion should be read in conjunction with the accompanying consolidated financial statements.

The Bank began investing in the preferred stocks of the Federal Home Loan Mortgage Association (Freddie Mac, FHLMC) and the Federal National Mortgage Association (Fannie Mae, FNMA) in 1998 and continued through 2003. Two of these purchases were called in 2007 and replaced with newer issuances at that time. The total book value of the accumulated shares was approximately $17.8 million. When these entities were taken into conservatorship by the Federal Housing Finance Agency on September 7, 2008, the Company and Bank had ten years of experience in holding these securities. Dividends had always been paid on time. The yield on these securities was enhanced by the fact that the dividends qualified for the 70 percent dividend exclusion for federal income tax purposes. Market value fluctuations during this holding period as the result of changing interest rates over time were the only negative aspects of this investment prior to September 7, 2008. The suspension of dividends and the concern over these Government Sponsored Entities’ (GSE’s) ability to return to private ownership sent the price of these shares plummeting. As of September 30, 2008, the Bank wrote down the book value of these shares by $16,815,786. Similarly, a much smaller holding of Freddie Mac shares purchased in 2000 and held in the parent company was written down by $42,400. On September 15, 2008, Lehman Brothers, an investment firm founded in 1850, filed for bankruptcy protection. A $1 million 6.5% corporate bond issued by Lehman in 2007 and purchased by the Bank at that time was written off entirely at a book value of $992,662 at September 30, 2008. The results of these events and the effects these and other events have had on the global economy have caused the Company to report a loss for the first time in 35 years.

For the quarter ended September 30, 2008, the Company reported a loss of $16,893,841 or ($6.56) per both basic and diluted shares. This compares to earnings of $1,106,514 in the quarter ended September 30, 2007, or $.42 per diluted share and $.44 per basic share. For the nine month period in 2008, the loss was $15,088,759 or ($5.86) per both basic and diluted shares compared to $2,979,172 in earnings and $1.15 and $1.17 per share respectively in 2007. While these losses in the third quarter were substantial and would be in any reporting period, a portion of this loss is expected to be recouped during the fourth quarter of 2008 as described below.

Preferred stocks are considered to be capital assets for federal income tax purposes. Losses on capital assets can only be offset against capital gains on corporate tax returns. Banks are limited by federal regulations as to the types of investment instruments they can purchase. Therefore, the Company did not expect to incur capital gains sufficient to offset a significant portion of its GSE losses. The Emergency Economic Stability Act was passed and signed into law on October 3, 2008. Included in this legislation was a provision which allows qualified financial institutions to deduct the GSE losses as ordinary rather than capital losses. Due to the fact that the law was not enacted in the third quarter, Generally Accepted Accounting Principles (GAAP) precludes including the effect of this legislation in the third quarter financial results. However, in the fourth quarter of 2008, a reduction in the income tax provision and a similar deferred tax asset in the amount of approximately $5.73 million will be recorded. Had this tax effect been included in the third quarter results, the loss for the quarter would have been $11.1 million or ($4.32) per both basic and diluted shares while the loss for the nine months would have been reduced to ($3.63) for both basic and diluted shares.

Excluding the loss on the write-down of securities, net income for the quarter ended September 30, 2008 was $619,504 or $.24 per both basic and diluted shares. This compares to net income of $1,106,514 or $.44 and $.42 per share, respectively in the third quarter of 2007. This decline in net income of $487,010 or 44.0 percent, excluding the loss on the write-down of securities, is the result of a decline in net interest income of $278,982 and an addition to the loan loss reserve of $300,000. In comparison, there was no addition to the loan loss reserve for the first nine months of 2007. Excluding the loss on the write-down of securities for the nine month period, net income was $2,424,586 or $.94 per both basic and diluted shares. For the nine month period ended September 30, 2007 net income was $2,979,172 or $1.17 and $1.15 per share respectively. This decline in net income exclusive of the write-down of securities in 2008 of $554,586 or 18.6 percent is the result of an $880,000 addition to loan loss reserve offset by an increase in non-interest income of $163,754.

All per share data reported herein, has been adjusted to reflect the effect of the 5 percent stock dividend paid to stockholders on June 13, 2008.

Net Interest Income. The Company’s net interest income was $3,563,609 in the third quarter of 2008, compared to $3,842,591 for the third quarter of 2007, a decrease of $278,982 or 7.3 percent. This decrease is primarily the result of the effect of shrinking interest margins. The net interest margin for the third quarter of 2008 was 3.09 percent compared to 3.72 percent in 2007. Average earning assets were $479.3 million at September 30, 2008, an increase of $47.9 million from $431.4 million one year earlier. However, the tax-equivalent yield on these assets dropped to 6.21 percent in 2008 from 7.45 percent in 2007 resulting in a decrease of $558,506 in total interest income. Interest expense also decreased as the yield on interest-bearing liabilities decreased to 3.53 percent in 2008 compared to 4.26 percent in 2007 resulting in a decrease of $279,524 in total interest expense. This decrease in total interest expense occurred in spite of an increase in average interest-bearing liabilities of $46.3 million or 12.3 percent to $423.9 million in 2008 compared to $377.6 million in 2007. The changes in average interest-bearing liabilities were in interest-bearing deposits, down $13.6 million or 4.1 percent; FHLB advances up $24.4 million or 69.8 percent; federal funds purchased up $3.4 million or 65.3 percent; and repurchase agreements up $32.0 million or 1,887.5 percent. These additional funds were utilized to fund loan growth, the average of which was up $52.2 million or 21.3 percent.

For the nine month period ended September 30, 2008, net interest income totaled $11,072,965, a slight increase of 0.15 percent or $17,127 compared to $11,055,838 for the same period in 2007. The net interest margin for the 2008 period was 3.26 percent compared to 3.64 percent in 2007, a decrease of 10.2 percent. Interest and fees on loans increased $549,542 or3.9 percent as the volume of loans increased $48.7 million, or 19.6 percent, from September 30, 2007 to September 30, 2008. This increase was offset by a $54,417 decrease in interest on securities and a $511,191 decrease in interest on federal funds sold. Combined, total interest income was down $16,078 or .07 percent. Total interest expense decreased .29 percent as interest on deposits decreased $1,032,071 or 10.3 percent as the volume of deposits decreased 6.5 percent. Interest on borrowings increased $998,868, or 63.6 percent as short-term borrowings have been utilized to fund the growth in loans.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s tax equivalent net interest margin decreased in each of the periods reported, to 3.09 percent from 3.72 percent in the third quarter of 2008 and to 3.26 percent from 3.64 percent in the year to date period. The Company continues to be asset sensitive, although less so than in the past, as many of its loans are tied to prime or other indices and have repriced down faster than the interest rates on its deposits and other funding sources resulting in compression of the net interest margin. The Company has been successful in allowing the higher rate retail deposits to run off and replacing this funding source with variable rate overnight borrowings, which will more closely match the future changes in the prime rate, thereby minimizing the extent of margin compression.

Average interest earning assets totaled $479.3 million in the third quarter of 2008, an increase of $47.9 million or 11.1 percent from $431.4 million in the third quarter of 2007. During the third quarter of

2008, average loans totaled $294.2 million, an increase of $52.2 million or 21.6 percent from $242.0 million in the third quarter of 2007, while average investment securities totaled $185.1 million, a decrease of $3.9 million from $189.0 million in the third quarter of 2007. The fully taxable equivalent annualized yield on loans decreased to 6.63 percent from 8.58 percent in the comparable quarter of 2007, while investment securities in the third quarter of 2008 yielded 5.54 percent, compared to 6.01 percent in the third quarter of 2007. These decreases in yields reflect the effects the reduction in the prime interest from 7.75 percent during the third quarter of 2007 to 5.00 percent during the third quarter of 2008. Average total deposits for the third quarter of 2008 declined by $16.5 million or 4.4 percent to $357.3 million from $373.8 million in the third quarter of 2007. Total interest bearing deposits in the third quarter averaged $316.8 million, a decrease of $13.6 million or 4.1 percent as compared to $330.4 million in the third quarter of 2007. Total borrowings averaged $107.1 million in the third quarter of 2008 compared to $47.1 million in the comparable quarter of 2007. The increase in total borrowings, as previously discussed above, was necessary to fund the growth in loans and cover the decline in deposits.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated.

	Three Months ended			Three Months ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$ 32	$ -	1.80%	$ 372	$ 5	5.38%
Securities:
U. S. government agencies and corporations	96,815	1,301	5.38%	107,785	1,466	5.44%
States and political subdivisions	16,920	274	6.48%	19,126	308	6.44%
Other securities	71,358	989	5.54%	62,118	1,067	6.87%
Total securities	185,093	2,564	5.54%	189,029	2,841	6.01%
Loans	294,170	4,875	6.63%	242,005	5,191	8.58%
Total interest-earning assets	479,295	$ 7,439	6.21%	431,406	$ 8,037	7.45%
Allowance for loan losses	(3,473)			(2,828)
Cash and other non interest-earning assets	21,497			32,239
Total Assets	$ 497,319			$ 460,817

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 64,734	$ 300	1.85%	$ 60,157	$ 341	2.27%
Savings	31,960	121	1.51%	33,704	127	1.51%
Other time	220,151	2,421	4.40%	236,580	2,975	5.03%
Total deposits	316,845	2,842	3.59%	330,441	3,443	4.17%

Fed funds purchased and securities sold under REPO	42,408	260	2.45%	6,964	85	3.32%
FHLB Term advances	45,000	478	4.25%	35,000	388	4.43%
FHLB Overnight advances	14,445	89	2.46%	-	-	-
Loan payable	76	1	5.26%	-	-	-
Capital trust preferred securities	5,155	72	5.59%	5,155	105	8.15%
Total borrowings	107,084	900	3.36%	47,119	578	4.91%
Total interest-bearing liabilities	423,929	3,742	3.53%	377,560	4,021	4.26%
Demand deposits	40,463			43,396
Other non interest bearing liabilities	3,173			2,729
Total Liabilities	467,565			423,685
Stockholders’ Equity	29,754			37,132
Total Liabilities and Stockholders’ Equity	$ 497,319			$ 460,817
Net interest spread		$ 3,697	2.68%		$ 4,016	3.19%
Net interest margin			3.09%			3.72%

	Nine Months ended			Nine Months ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:	($ amounts in thousands)
Federal funds sold	$ 88	$ 2	2.43%	$ 13,005	$ 513	5.26%
Securities:
U. S. government agencies and corporations	99,024	4,019	5.41%	105,574	4,280	5.41%
States and political subdivisions	18,382	886	6.43%	19,947	961	6.42%
Other securities	72,322	3,406	6.28%	61,017	3,157	6.90%
Total securities	189,728	8,311	5.84%	186,538	8,398	6.00%
Loans	282,984	14,863	7.00%	224,930	14,300	8.48%
Total interest-earning assets	472,800	$ 23,176	6.54%	424,473	$ 23,211	7.29%
Allowance for loan losses	(3,220)			(2,854)
Cash and other non-interest earning assets	26,748			32,984
Total Assets	$ 496,328			$ 454,603

Interest bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 62,414	$ 860	1.84%	$ 59,659	$ 993	2.22%
Savings	32,213	364	1.51%	34,554	388	1.50%
Other time	226,930	7,811	4.59%	234,105	8,686	4.95%
Total deposits	321,557	9,035	3.75%	328,318	10,067	4.09%

Fed funds purchased and securities sold under REPO	34,724	710	2.73%	2,736	99	4.82%
FHLB Term advances	45,000	1,389	4.12%	35,000	1,161	4.42%
FHLB Overnight advances	11,755	231	2.62%	-	-	-
Loan payable	26	1	5.13%	-	-	-
Capital trust preferred securities	5,155	239	6.18%	5,155	311	8.04%
Total borrowings	96,660	2,570	3.55%	42,891	1,571	4.88%
Total interest-bearing liabilities	418,217	11,605	3.70%	371,209	11,638	4.18%
Demand deposits	40,564			43,319
Other non interest bearing liabilities	3,084			2,529
Total Liabilities	461,865			417,057
Stockholder’s Equity	34,463			37,546
Total Liabilities and Stockholder’s Equity	$ 496,328			$ 454,603
Net interest spread		$ 11,571	2.84%		$ 11,573	3.11%
Net interest margin			3.26%			3.64%

Non-Interest Income. The Company’s non-interest income for the third quarter of 2008 was $889,814, an increase of $9,594 or 1.1 percent from $880,220 in the same period of 2007. Deposit fees and charges decreased 5.2 percent or $26,392 to $477,632 as the number of overdraft fees decreased. Securities gains increased $39,153 or 224.9 percent to $21,747, due largely to the increase in the number of agency securities called at par that had been purchased at a discount and despite accretion were still carried at a book value below par resulting in a gain when called by the issuer. Income recognized on the increase in cash surrender value of life insurance decreased 23.4 percent or $29,342 to $95,670. Secondary market mortgage loan fees increased $14,983 or 197.6 percent to $22,564 as the majority of mortgage originations in the third quarter of 2007 were retained in the portfolio of the Company. Investment and insurance commissions were basically flat at an $842 increase in 2008.

Year to date 2008 non-interest income totaled $2,685,271, an increase of $163,754 or 6.5 percent when compared to $2,521,517 in the first nine months of 2007. The categories with the most significant year to date increases or decreases were deposit fees and charges, up 5.7 percent; secondary market mortgage fees, down 43.9 percent due to the slow down in the housing market; net gains on sales of securities was up 2,680.9 percent due to a higher volume of sales as well as a higher volume of calls at par of agency securities originally purchased at a discount; other income was down 6.8 percent largely due to lower earnings from an investment in a title company which was negatively affected by the slowdown in mortgage loan originations.

Non-Interest Expenses. Total non-interest expense for the third quarter of 2008 was $21,243,584, an increase of $17,931,134 compared to $3,312,450 in the comparable period in 2007. Excluding the write-down of securities previously discussed of $17,850,850, non-interest expenses were $3,392,734, an increase of $80,284, or 2.4 percent as cost control and efficiency continue to be stressed by the Company wherever possible and practicable. Salaries and benefits totaled $1,894,439, a decrease of $53,054 or 2.7 percent compared to $1,947,493 in third quarter 2007. The decrease reflects lower staffing levels offsetting a portion of the impact of normal annual increases combined with lower benefit accruals. Legal and professional fees totaled $67,300, a decline of $22,624 or 25.2 percent from the third quarter of last year’s total of $89,924 largely due to the absence of consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act. Equipment repairs and maintenance expense increased $12,734 or 14.3 percent to $101,842 reflecting increased costs of maintenance contracts on equipment. Consulting fees increased $15,682 or 20.3 percent as the Company has utilized outside consultants to assist in the completion of several one-time projects. Insurance premiums for FDIC insurance increased to $73,401, an increase of $62,593 or 579.1 percent from $10,808 in third quarter of 2007 primarily due to the utilization of premium credits in 2007 that became depleted at the end of the first quarter 2008. Office supplies, telephone, and postage expense decreased to $125,580, a decrease of $14,811 or 10.6 percent from $140,391 in the third quarter 2007, reflecting a decrease in the utilization of office supplies.

For year to date 2008, total non-interest expense was $27,688,508, an increase of $17,862,692 or 181.8 percent compared to $9,825,816 for the year to date 2007. Again, excluding the loss on write-down of securities, non-interest expenses in 2008 were $9,837,658, an increase of only $11,842 or less than 1.0%. For the first nine months of 2008, the categories with the most significant increases or decreases were salaries and benefits, down 0.7 percent or $41,086; occupancy expense was down 4.3 percent or $21,461; equipment repairs and maintenance were down 6.5 percent; advertising and public relations were down $90,543 or26.7 percent as our “My Dream, My Bank” advertising campaign was launched in 2007; office supplies, telephone, and postage expense was up 5.3 percent; legal and professional fees were down $82,835 or 31.9 percent as 2007 included charges related to Sarbanes-Oxley compliance efforts; and federal insurance premiums were up 374.6 percent for the reasons stated above.

Income Taxes. The Company reported an income tax benefit of $196,320 in the third quarter of 2008, compared to an expense of $303,847 in the third quarter of 2007. The tax benefit resulted from the write-down of the Lehman Brothers bond discussed previously which is deductible as it is not considered to be a capital asset for federal income tax purposes. On a year to date basis, income taxes were $278,487 in 2008 compared to $772,367 in 2007. Due to the loss before income taxes in both periods of 2008, presentation of comparable tax rates for each period would not be meaningful.

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

At September 30, 2008, total loans net of unearned income were $296.8 million and had increased by $31.0 million or 11.6 percent from December 31, 2007, and had grown $48.0 million or 19.6 percent from September 30, 2007. The loan to deposit ratio was 85.0 percent at September 30, 2008, compared to 74.1 percent at December 31, 2007 and 66.4 percent at September 30, 2007. These results are reflective of the Company’s strategy to increase the loan portfolio which has been ongoing since the first quarter of 2007. At September 30, 2008, real estate related loans accounted for 78.1 percent of the total loan portfolio, consumer loans were 3.1 percent of the total portfolio, and commercial and industrial loans represented 18.8 percent of the total portfolio as compared to 78.0, 3.9, and 18.2 percent respectively at December 31, 2007 and 77.9, 4.1, and 18.0 percent respectively at September 30, 2007.

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

The following table summarizes non-performing assets:

	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept . 30, 2007

Loans accounted for on a non-accrual basis	$ 9,422	$5,007	$ 2,156	$ 2,361	$ 810
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	142	328	3,894	1,757	1,129
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$ 9,564	$ 5,335	$ 6,050	$ 4,118	$ 1,939
Other real estate owned	673	648	648	-	-
Total non-performing assets	$ 10,237	$ 5,983	$ 6,698	$ 4,118	$ 1,939

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There were two lots and two new residential single family homes acquired through foreclosure (OREO) at September 30, 2008. There was no real estate acquired through foreclosure (OREO) at December 31, 2007 or September 30, 2007. The Bank’s practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. Nonperforming assets totaled $10,237,136, an increase of $6,118,798 as compared to $4,118,338 at December 31, 2007 and an increase of $8,298,441 as compared to $1,938,695 in the third quarter 2007. The current decline in the national economy has also affected the local real estate market. The majority of the non-performing loans are real estate related. As such, over the next several quarters, management of the Company anticipates that total non-performing assets are likely to fluctuate in a range between $5 and $12 million as changes occur in the local economic environment. Management further believes that the majority of nonperforming loans are adequately secured so losses, if any, should be minimal, and more than covered by additions to the reserve.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Management does not believe that the level of non-performing loans at September 30, 2008 reflects any material systemic problem within the Company’s loan portfolio. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions to the carrying value of those loans to approximate fair value based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans deteriorate further in the future, additional write downs on these loans may be required. The ratio of the allowance for loan losses to total loans was 1.20 percent at September 30, 2008; 1.10 percent at December 31, 2007; and 1.13 percent at September 30, 2007. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, the Company has elected to resume regular additions to its reserve for possible loan losses, and these additions are expected to continue in the foreseeable future. At September 30, 2008, the ratio of the allowance for loan losses to total non-performing assets was 35.1 percent compared to 70.7 percent at December 31, 2007 and 144.2 percent at September 30, 2007.

For each period presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports as well as reports from an outside loan reviewer, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower, the general financial condition of the borrower, and the value of any collateral securing the loan. Given the significant growth in the total loan balances since September 30, 2007, the stability in the net charged-off loan amount, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total non performing assets, management concluded that it would be appropriate to resume additions to the reserve. Accordingly, there was a provision for loan losses of $300,000 in the third quarter of 2008, following a provision of $300,000 in the second quarter 2008, a provision of $280,000 in the first quarter 2008, and $180,000 in the fourth quarter 2007. Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong evidence to support additions to the reserve for loan losses in subsequent periods. The decision to continue, increase or decrease additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing loans. There was no provision for loan losses in the quarter ended September 30, 2007, as at that time, in the opinion of management, the balance of the then current reserve was sufficient to absorb that year’s expected net loan losses while continuing to provide for potential future loan losses.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the third quarter 2008, total securities were $139.8 million, a decrease of $37.8 million or 21.3 percent compared to December 31, 2007 balances of $177.6 million, and have decreased by $40.8 million or 22.6 percent since the September 30, 2007 balance of $180.6 million. These decreases are primarily the result of the $17.8 million write-down of securities at September 30, 2008 as well as the further deterioration of market values in the current economic environment. Investment securities represented 29.1 percent of total assets, and 31.8 percent of earning assets at September 30, 2008, compared to 36.6 percent and 39.8 percent, respectively, at December 31, 2007 and 38.7 percent and 42.1 percent, respectively, at September 30, 2007.

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

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds five corporate securities whose credit ratings, subsequent to purchase, have declined below minimum investment grade: $1 million, Ford Motor Corporation maturing September 2011; $1 million, Ford Motor Credit Corporation maturing October 2009; $1 million, GMAC maturing February 2012; $1 million, Deluxe Corporation maturing October 2014. In May 2008, another $1 million GMAC bond that had been held by the Company, matured as scheduled, and the Company received full payment; additionally on May 15, 2008, one rating service downgraded MeadWestvaco’s bonds maturing April of 2012 from Baa3 to Ba1 which is below investment grade, the Company holds $1 million of this bond. In addition, the Company owns several bonds which are collateralized with bank trust preferred securities, as well as other bonds that were issued by large financial and/or brokerage companies, all of which are within the “financial” sector and whose market prices are depressed as a result of the combination of the current uncertain economic future, housing price declines, and the real estate markets. Following the quarterly evaluation of these securities, management has concluded that, at the current time, no impairment, permanent or other than temporary, has occurred. Additionally, the Company does not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.54 percent for the third quarter of 2008, compared to 6.01 percent for the same period in 2007. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

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

Total deposits were $349.3 million as of September 30, 2008, a decrease of $9.5 million or 2.6 percent from $358.8 million at December 31, 2007. Total deposits have decreased by $24.4 million or 6.5 percent from the September 30, 2007 level of $373.7 million. The average aggregate interest rate paid on interest bearing deposits was 3.59 percent in the third quarter of 2008 and 3.75 percent for the first nine months of 2008, compared to 4.17 percent and 4.09 percent, respectively, for the corresponding periods in 2007. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At September 30, 2008 certificates of deposit represented 61.8 percent of total deposits as compared to 63.2 percent at December 31, 2007 and 63.4 percent at September 30, 2007.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2008, June 30, 2008, December 31, 2007 and September 30, 2007:

	Time Deposits $100,000 or More (Dollars in thousands)
	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
Three months or less	$ 5,000	$ 12,154	$ 13,812	$ 9,970
Three to twelve months	23,705	22,899	18,448	24,763
Over twelve months	32,003	35,405	39,365	39,697
Total	$ 60,708	$ 70,458	$ 71,625	$ 74,430

Total borrowings at September 30, 2008 were $115.4 million, and consisted of overnight borrowings of $58.2 million, term borrowings of $52.0 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the third quarter of 2008 was 3.36 percent compared to 4.91 percent in the comparable quarter of 2007. For the nine month period ended September 30, 2008 the weighted average cost of these borrowings was 3.55 percent compared to 4.88 percent for the comparable period in 2007.

Of the $58.2 million in overnight borrowings, $37.7 million was in federal funds purchased and repurchase agreements, and $20.5 million was in overnight advances from the Federal Home Loan Bank, compared to $22.2 million and $14.4 million respectively at December 31, 2007 and $11.9 million in only federal funds purchased and repurchase agreements at September 30, 2007. Of the $52.0 million in term borrowings, $45.0 million were structured borrowings from the Federal Home Loan Bank and $7.0 million were in a loan from a local financial institution, compared to $45.0 million in Federal Home Loan Bank structured borrowings at December 31, 2007, and $35.0 million in the same at September 30, 2007. The structured borrowings from the Federal Home Loan Bank at September 30, 2008 consisted of seven $5 million, and one $10 million, convertible term advances, and have not materially changed in composition or structure since December 31, 2007. The weighted average cost of these borrowings in the third quarter of 2008 was 4.25 percent and for the first nine months of 2008 was 4.12 percent compared to 4.43 percent and 4.42 percent respectively, in the comparable periods of 2007. The capital trust preferred debt is unchanged at $5.2 million, and is described in more detail below.

As of September 30, 2008, the Company had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033, but is callable at par at the option of the Company in whole or part on or after December 17, 2008. The current weighted average cost of these borrowings in the third quarter 2008 was 5.59 percent and for the first nine months of 2008 was 6.18 percent compared to 8.15 percent and 8.04 percent in the comparable periods of 2007. The aggregate yields on all interest bearing liabilities for the third quarter and first nine months of 2008 were 3.53 percent and 3.70 percent, compared to 4.26 percent and 4.18 percent respectively in the comparable periods of 2007.

Since the end of the first quarter of 2007, there has been a 7.6 percent deposit runoff, coupled with significant 39.4 percent loan growth. In order to fund the earning asset growth, management elected to utilize short term borrowings rather than more expensive retail deposits or term borrowings, as their cost will decline along with market rates given a declining rate environment. With the Company’s high percentage of loans tied to prime or other indices, in a declining rate environment, the net interest margin would shrink unless we could correspondingly reduce our cost of funds at the same time and at the same rate. At some point in the future, when rates begin to increase, the Company expects to convert the short term borrowings to fixed rate borrowings to lock in current funding rates at that time. Additionally, deposit growth in the future should further reduce the need for additional borrowing.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank’s capital position continues to exceed regulatory requirements and the Bank is considered to be “Well-Capitalized” with a Total risk-based capital ratio of 11.0% at September 30 ,2008 which is in excess of the 10 percent requirement for that distinction. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets. On October 24, 2008, the “Interagency Statement on the Regulatory Capital Impact of Losses on Fannie Mae and Freddie Mac Preferred Stock” was released by the various Federal regulatory agencies which allowed inclusion of the income tax effect of losses on these preferred stocks to be included in capital at September 30, 2008 only for the purpose of calculating the capital ratios presented below. The amount of capital included in these calculations also subject to a deferred tax limitation. As a result, $5.7 million of tax treatment was included in capital while $2.1 million in disallowed deferred tax assets was deducted for the purpose of calculating the ratios presented below.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of September 30, 2008, with minimum requirements, as defined by regulation, is shown below:

		Actual
	Regulatory Minimum	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
The Company (Consolidated)
Tier 1 risk-based capital	4.0%	8.7%	11.2%	12.7%	13.3%
Total risk-based capital	8.0%	9.6%	12.1%	13.5%	14.1%
Leverage ratio	4.0%	6.6%	8.6%	9.7%	9.9%

Central Virginia Bank
Tier 1 risk-based capital	4.0%	10.1%	10.9%	12.4%	12.9%
Total risk-based capital	8.0%	11.0%	11.8%	13.2%	13.8%
Leverage ratio	4.0%	7.7%	8.4%	9.5%	9.7%

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, and the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds, and selling securities under repurchase agreements. To further meet its liquidity needs, the Company also has access to the Federal Reserve System discount window. In the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans, however in recent quarters, deposits have decreased, loan growth has been strong, and investment securities have remained largely stable, resulting in the need to utilize several different types of borrowings. The Company expects current conditions to be continued in future quarters. The Company has previously used portions of its borrowing availability when interest rates were favorable, to purchase marketable securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program.

The Company has decided to take the initial steps necessary to participate in the TARP Capital Purchase Program, which based on the program guidelines, would range from 1 percent of risk weighted assets or $3.8 million to 3 percent of risk weighted assets or $11.4 million of capital; however, the Company is still evaluating the program and has not determined whether it will participate nor has it received acceptance by the Department of the Treasury to participate.

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

Beginning on January 1, 2008, the prime interest rate was 7.25 percent and subsequently dropped by 75, 50, and 75 Basis Points ending the first quarter at 5.25 percent, during the second quarter it dropped another 25 Basis Points, ending the quarter at 5.00 percent where it remained through the third quarter. As the composition of the Company’s loan portfolio, during the third quarter 2008, has not changed materially in so far as its sensitivity to interest rate changes is concerned, and there has not been a material change in the overall interest rate sensitivity of the Company’s investment portfolio over this same period. The Company’s liabilities which consist principally of deposits and borrowings also have not changed materially in so far as their sensitivity to interest rate changes is concerned, however the mix of these components has changed. The Company, over past periods has, by design, begun to rely on short term overnight borrowings and repo to fund the growth in loans, as its deposits have remained essentially unchanged. This has changed the Company’s overall sensitivity to interest rate changes. The Company has become less asset sensitive, which is a desirable position in a period of declining interest rates, which is what has been experienced. When the Company believes interest rates have or will begun to rise over time, it will attempt to fix its costs of funding by converting its floating rate short term borrowings to longer term fixed borrowings. Accordingly, management has concluded that despite the intentional reduction of the Company’s overall asset sensitivity profile, there have been no significant or material changes in the earning assets’ overall sensitivity to interest rate changes, and market risk during the third quarter of 2008.

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

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: November 14, 2008	/s/ Ralph :Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: November 14, 2008	/s/ Charles F. Catlett
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.