Form 10-Q/A
period 2008-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2008-12-01
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed solely for the purpose of correcting typographical errors in the Consolidated Statements of Income included in Part I, Item 1 of the registrant’s Form 10-Q for the quarterly period ended September 30, 2008 (the “Original Filing”). Specifically, in the Consolidated Statements of Income for the three months ended September 30, 2008 the Net Loss per share of common stock - basic should be $(6.56) and the Net Loss per share of common stock - diluted before tax and after tax should be $(6.64) and $(6.56) respectively. For the nine months ended September 30, 2008 the Net Loss per share of common stock - basic should be $(5.86) and the Net Loss per share of common stock - diluted before tax and after tax should be $(5.75) and $(5.86) respectively.

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

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007		2008	2007
Interest income
Interest and fees on loans	$4,867,173	$5,182,185	$	$ 14,837,593	$14,288,061
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,301,214	1,465,377		4,018,956	4,279,825
States and political subdivisions	212,047	234,777		687,489	732,264
Other	924,942	976,787		3,131,372	2,880,145
Interest on federal funds sold	145	4,901		1,749	512,940

Total interest income	7,305,521	7,864,027		22,677,159	22,693,235

Interest expense
Interest on deposits	2,842,022	3,443,004		9,034,954	10,067,025
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	259,550	85,337		709,017	98,533
FHLB advances:
Term	477,681	388,189		1,389,079	1,160,677
Overnight	89,306	-		230,626	-
Short term loan payable	1,151	-		1,151	-
Capital trust preferred securities	72,202	104,906		239,367	311,162

Total interest expense	3,741,912	4,021,436		11,604,194	11,637,397

Net interest income	3,563,609	3,842,591		11,072,965	11,055,838

Provision for loan losses	300,000	-		880,000	-

Net interest income after provision for loan losses	3,263,609	3,842,591		10,192,965	11,055,838
Non-interest income
Deposit fees and charges	477,632	504,024		1,410,332	1,333,907
Bank card fees	129,714	123,062		384,822	346,876
Increase in cash surrender value of life insurance	95,670	125,012		293,026	262,120
Secondary mortgage loan fees	22,564	7,581		64,100	114,295
Investment and insurance commissions	94,881	94,039		216,873	269,011
Realized gain (loss) on sale/call of securities available for sale	21,747	(17,406)		138,684	4,987
Other	47,606	43,908		177,434	190,321

Total other income	889,814	880,220		2,685,271	2,521,517

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other expenses
Salaries and wages	1,400,993	1,452,837	4,143,798	4,115,207
Pensions and other employee benefits	493,446	494,656	1,475,953	1,545,630
Occupancy expense	159,551	152,658	476,166	497,627
Equipment depreciation	155,803	160,637	491,761	476,072
Equipment repairs and maintenance	101,842	89,108	288,116	308,069
Advertising and public relations	91,698	84,685	248,152	338,695
Federal insurance premiums	73,401	10,808	148,977	31,389
Office supplies, telephone, and postage	125,580	140,391	392,666	372,769
Taxes and licenses	77,255	72,894	242,340	221,989
Legal and professional fees	67,300	89,924	176,476	259,311
Consulting fees	92,954	77,272	254,942	227,311
Loss on securities write-down	17,850,850	-	17,850,850	-
Other operating expenses	552,911	486,580	1,498,311	1,431,747

Total other expenses	21,243,584	3,312,450	27,688,508	9,825,816

Income (loss) before income taxes	(17,090,161)	1,410,361	(14,810,272)	3,751,539

Income taxes (benefit)	(196,320)	303,847	278,487	772,367

Net income (loss)	$(16,893,841)	$1,106,514	$(15,088,759)	$2,979,172

Earnings per share of common stock - basic:
Income (loss) before income taxes	$ (6.64)	$ 0.55	$ (5.75)	$ 1.47
Net income (loss)	$ (6.56)	$ 0.44	$ (5.86)	$ 1.16

Earnings per share of common stock - diluted:
Income (loss) before income taxes	$ (6.64)	$ 0.54	$ (5.75)	$ 1.46
Net income (loss)	$ (6.56)	$ 0.42	$ (5.86)	$ 1.16

Dividends paid per share	$ 0.18	$ 0.18	$ 0.54	$ 0.54

Weighted average shares	2,581,760	2,556,772	2,576,578	2,551,283
Weighted average shares assuming dilution	2,581,760	2,587,388	2,576,578	2,581,126

Return on average assets	(13.59)%	0.96%	(4.05)%	0.87%
Return on average equity	(227.11)%	11.92%	(58.38)%	10.58%

Average assets	$497,318,977	$460,816,896	$496,328,290	$454,602,971
Average equity	$29,754,279	$37,131,866	$34,463,213	$37,546,200

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

Use of Certain Non-GAAP Financial Measures

In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the three and nine month periods ended September 30, 2008 throughout this Form-10Q, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Company’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of the write-down of other than temporary impairment of securities in a single accounting period permits a comparison of results for ongoing business operations. Further, we believe that including the federal income tax effect of these losses in the current period indicates the net impact of these losses in the period incurred. It is on this basis that we assess the Company’s performance for 2008 and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-Q/A enhance investors’ understandings of the Company’s performance, these non-GAAP financial measures should not be considered a substitute for GAAP financial measures.

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: December 1, 2008	/s/ Ralph :Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: December 1, 2008	/s/ Charles F. Catlett
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.