Form 10-K
period 2008-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2009-03-31
CIK 804561

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number: 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.

(Name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)
2036 New Dorset Road, Post Office Box 39 Powhatan, Virginia (Address of principal executive offices)	23139-0039 (Zip Code)

Registrant’s telephone number, including area code: (804) 403-2000

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.25 per share	The Nasdaq Stock Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Global Market on June 30,2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $39,657,036.

At March 25, 2009 there were 2,602,134 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	9

ITEM 1B.	UNRESOLVED STAFF COMMENTS	13

ITEM 2.	PROPERTIES	13

ITEM 3.	LEGAL PROCEEDINGS	14

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	15

ITEM 6.	SELECTED FINANCIAL DATA	16

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	16

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	40

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	43

ITEM 9A.	CONTROLS AND PROCEDURES	43

ITEM 9B.	OTHER INFORMATION	44

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	44

ITEM 11.	EXECUTIVE COMPENSATION	44

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	44

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	44

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	44

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	45

PART I

ITEM 1.	BUSINESS

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

The Company maintains an internet website at www.centralvabank.com, which contains information relating to it and its business. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Copies of the Company’s Audit Committee Charter, Nominating Committee Charter, Compensation Committee Charter and Code of Conduct are included on the Company’s website and are therefore available to the public.

Principal Market Area. The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. According to the 2000 census these counties had populations of 22,377; 9,017; 16,863; 259,903 and 262,300 respectively. The growth rate of these counties from 1990 census to 2000 census was 46.0%, 15.2%, 19.1%, 24.2%, and 20.4%, respectively. The estimated population in 2008 and the percentage growth from April 1, 2000 to July 1, 2008 according to the U.S. Census Bureau for Powhatan, Cumberland, Goochland, Chesterfield and Henrico Counties is 28,006 & 25.2%; 9,670 & 7.2%; 20,956 & 24.3%; 303,469 & 16.8%; 292,599 & 11.6% respectively. Similar growth rates are expected for the foreseeable future. The Bank’s main office is located near the Village of Flat Rock in Powhatan County, which is on U.S. Route 60, eight miles west of the Village of Midlothian in Chesterfield County. Flat Rock is the commercial hub of Powhatan County. Three of the Bank’s branch offices are located in Chesterfield County, one in the Village Marketplace Shopping Center in the Village of Midlothian, one in the Market Square Shopping Center in Brandermill, and one in the Bellgrade shopping center, two are in Cumberland County on U.S. Route 60 one near the courthouse and the other in Cartersville, and there is one branch in the Wellesley development in the Short Pump area of western Henrico County. The Wellesley location was acquired from another financial institution and opened in July 2001 while the Bellgrade location was acquired from another financial institution in October 2003 and was opened for business in March 2004. The Bank’s present intention is to continue its activities in its current service area, and expand its franchise in the higher growth areas of the markets it serves. The Bank’s primary markets are considered to be an attractive and desirable area in which to operate.

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

The Bank’s plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. As the Bank’s primary service area continues to shift from rural to suburban in nature, the Bank will compete aggressively for customers through its traditional personal service and hours of operation. The Bank will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed. Consistent with its focus on providing community based financial services, the Bank does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers will be directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. The Bank will continue to evaluate the feasibility of entering into other markets as opportunities to do so become available.

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

Residential Mortgage Loans. Residential mortgage loans are made in amounts generally up to 80.0% of the appraised value of the property pledged as security for the loan. Most residential mortgage loans are underwritten using specific qualification guidelines that are intended to assure that such loans may be eligible for sale into the secondary mortgage market at a later point in time. The Bank generally requires an appraisal by a licensed outside appraiser for all loans secured by real estate. The Bank requires that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank. The Bank originates residential mortgage loans that are sold in the secondary market, or are carried in the Bank’s loan portfolio. These loans are generally either three-year, or five-year adjustable rate mortgages (“ARMs”) or fifteen to thirty year fixed rate mortgages. As a general rule, the majority of all permanent owner occupied residential mortgages made for the Bank’s own portfolio are made as three-year and five-year ARMs where the interest rate resets based on an index every three or five years as the case may be. The Bank does not offer ARM loans with “teaser” interest rates. The remainder of loans are traditional fifteen and thirty year amortized mortgages.

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

The Bank charges origination fees on its residential mortgage loans. These fees vary among loan products and with market conditions. Generally such fees are from 0.25% to 2.0% of the loan principal amount. In addition, the Bank charges fees to its borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

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

Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified businesses in the Bank’s market area. At December 31, 2008, commercial business loans were $59.3 million or 20.2% of the Bank’s total loan portfolio. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment income and other sources and are secured by real property whose value tends to be easily ascertainable. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, inventory, and/or real estate. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself; in addition, the collateral for secured commercial business loans may depreciate over time.

Competition

Based on FDIC deposit statistics as of June 30, 2008, the Bank has a dominant position in both Powhatan and Cumberland Counties with greater than 63% and 73% of the deposits, respectively, in each locality. However, in both Chesterfield and Henrico Counties, the Bank encounters stronger competition for its banking services from large banks and other community banks located in the Richmond metropolitan area. In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. The Bank must also compete for deposits with money market mutual funds that are marketed nationally. Many of the Bank’s competitors have substantially greater resources than the Bank. The internet is also providing an increasing amount of price-oriented competition, which the Bank anticipates to become more intense. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 100 full-time and 18 part-time employees at December 31, 2008.  Employee relations have been and continue to be good. The Bank sponsors a qualified discretionary Profit Sharing/Retirement Plan combined with a qualified 401(k) Plan, for its employees as well as in addition, the Company subsidizes a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

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

Payment of Dividends. The Company is a legal entity separate and distinct from our subsidiary Bank. The Company is organized under the Virginia Stock Corporation Act, which has restrictions prohibiting the payment of dividends if after giving effect to the dividend payment, the Company would not be able to pay its debts as they become due in the usual course of business, or if the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be required, if the Company were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The majority of the Company’s revenue results from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay without permission from its primary regulator, the Federal Reserve. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Due to the During the year ended December 31, 2008, the Bank declared and paid dividends of $1,015,000 to the Company. In connection with our participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the "Treasury") under the Emergency Economic Stabilization Act of 2008 ("EESA"), we issued preferred stock to the Treasury on March 13, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. In addition, prior to January 30, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company's authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company's next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

Insurance of Accounts and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”).

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank’s deposit insurance. Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program ("TLGP"). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in this program.

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

On September 28, 2008, Central Virginia Bankshares, Inc. incurred $7 million in debt in the form of a short term capital note; the Company then made a $6 million capital injection to its principal subsidiary, Central Virginia Bank, with the remaining funds were retained at the parent company for working capital and general corporate purposes.

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

Recent Developments. Subsequent to December 31, 2008, the Company, on January 30, 2009, as part of the Capital Purchase Program, entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 11,385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.25 per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 263,542 shares of the Company’s common stock, par value $1.25 per share (the “Common Stock”), at an initial exercise price of $6.48 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $11,385,000 in cash.

Emergency Economic Stabilization Act of 2008 In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the EESA was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Capital Purchase Program, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the Capital Purchase Program. The standards include a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the Capital Purchase Program will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the Capital Purchase Program were enacted as part of ARRA, described below.

American Recovery and Reinvestment Act of 2009 The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future Capital Purchase Program recipients, including the Company, until the institution has redeemed the preferred stock, which Capital Purchase Program recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the Capital Purchase Program, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury.

The ARRA amends Section 111 of the EESA to require the Secretary of the Treasury (the “Secretary”) to adopt additional standards with respect to executive compensation and corporate governance for Capital Purchase Program recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that Capital Purchase Program participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, and (4) a review by the Secretary of all bonuses and other compensation paid by Capital Purchase Program participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act with the Secretary having authority to negotiate for reimbursement.

The ARRA also sets forth additional corporate governance obligations for Capital Purchase Program recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. Capital Purchase Program recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2008, the Company and the Bank were classified as well capitalized.

State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 for known suspects, $25,000 for unknown suspects when the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution.  As part of its BSA program, the USA PATRIOT Act also requires a financial institution to implement customer identification procedures when opening accounts for new customers and to review lists of individuals and entities that are prohibited from opening accounts at financial institutions.

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

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

Current levels of market volatility are unprecedented. Significant market declines and/or the absence of normal orderly purchases and sales may adversely affect the “market” valuations of the Company’s investment portfolio securities.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. The Company could be subject to significant and material depreciation of its investment portfolio securities if it utilizes only previous market sales prices in a disorderly or nonfunctioning market, where the only transactions have been distressed or forced sales. The Company will rely on alternative valuation methods in accordance with guidance from the FASB and other regulatory agencies such as the Federal Reserve, and the Securities and Exchange Commission. This market valuation process could significantly reduce the Company’s capital and or profitability. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). More recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA and AARA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the AARA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

The Company is a customer-focused and relationship-driven organization. Future growth is expected to be driven by a large part in the relationships maintained with customers. While the Company has assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers in order that management succession can be achieved, is not assured. The unex

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

Common Stock and Dividends

Central Virginia Bankshares, Inc. Common Stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “CVBK”. As of March 25, 2009, the Company had approximately 758 shareholders of record.

The following table sets forth the high and low trade prices of the Company’s Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated. Prior period trade prices and dividends per share have been adjusted to reflect the 5% stock dividend paid June 13, 2008 to shareholders of record May 31, 2008, and June 15, 2006 to shareholders of record May 31, 2006.

	2008			2007			2006
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid

First Quarter	$19.04	$16.68	$.18	$26.18	$24.24	$.18	$25.85	$24.33	$.17
Second Quarter	18.50	15.01	.18	24.90	20.72	.18	28.76	24.07	.18
Third Quarter	16.25	7.50	.18	21.95	17.14	.18	26.38	23.91	.18
Fourth Quarter	10.51	3.50	.105	19.40	16.19	.18	27.15	24.44	.18

The Company’s future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by the board of directors. In view of the current economic conditions and the Company’s participation in the TARP Capital Purchase Program, it is unlikely that dividends in the next few years will be in amounts substantially in excess of the most recent dividends paid.

The Company’s ability to distribute cash dividends will depend primarily on the amount of cash and liquid assets held as well as the ability of its subsidiary bank to declare and pay dividends to the Company. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business. The Company is also subject to certain limitations on its ability to pay dividends as a result of our participation in the TARP Capital Purchase Program. For additional information on these limitations, see “Regulation and Supervision – Payment of Dividends” in Item 1 above.

ITEM 6.           SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
Balance Sheet Data
Total Assets	$486,268	$485,221	$437,535	$397,373	$379,431
Total Deposits	347,963	358,761	357,993	322,229	309,947
Loans Receivable, net	289,609	262,937	205,618	194,641	177,234
Stockholders' Equity	20,308	36,864	37,086	32,909	31,381

Income Statement Data
Net Interest Income	$14,283	$14,811	$15,070	$14,402	$13,077
Provision for Loan Losses	1,250	180	-	203	415
Net Interest Income After
Provision for Loan Losses	13,033	14,631	15,070	14,199	12,662
Non-interest Income	3,537	3,542	4,376	3,116	2,772
Non-interest Expense	31,943	13,138	12,657	10,955	9,975
Income (Loss) Before Income Taxes	(15,372)	5,035	6,789	6,360	5,460
Income Taxes (Benefit)	(5,748)	1,046	1,639	1,405	1,071
Net Income (Loss)	(9,625)	3,989	5,150	4,955	4,389

Per Share Data (1)
Net Income (Loss) - Basic	($3.73)	$1.54	$2.03	$1.98	$1.77
- Diluted	(3.73)	1.54	2.01	1.94	1.74
Cash Dividends	.645	.72	.71	.625	.58
Book Value	7.82	14.35	14.60	13.06	12.58

Ratios
Return on Average Assets	(1.95%)	.87%	1.26%	1.26%	1.19%
Return on Average Equity	(32.45%)	10.60%	15.10%	15.26%	14.88%
Average Equity to Assets	6.02%	8.18%	8.32%	8.29%	7.98%
Dividend Payout	43.90%	43.90%	32.71%	29.16%	29.48%

(1) Adjusted for 5% stock dividends paid in June 2008, June 2006 and June 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2008 the Company reported a net loss of $9,624,714 compared to net income of $3,988,711 reported for the year ended 2007, a decline of $13,613,425 or 341.3%. The loss is attributed to the Company’s recordation of an $18.9 million non-cash charge, net of tax benefit of $6.4 million, related to perpetual preferred stock issued by Fannie Mae and Freddie Mac (collectively, “the GSE”) and the effect of the write-off of a $1 million debt security resulting from the bankruptcy filing of Lehman Brothers Holding, Inc. during the third and fourth quarters of 2008. During the third quarter of 2008, the Company recorded $17.85 million in other-than-temporary non-cash impairment charges related to holdings of GSE perpetual preferred stock of $16.9 million, with no related tax benefit, following their being placed in conservatorship and a Lehman Brothers debt security of $992,662, net of a tax benefit of $337,505, following the Lehman Brothers bankruptcy, thereby reducing the book value of these securities to their September 30, 2008 market value. During the fourth quarter of 2008 the Company recorded an additional non-cash write-down of the bank’s remaining book value in the GSE’s preferred stock of $1,049,050, and recorded a tax benefit of $6,425,966 related to the Company’s third and fourth quarter non-cash impairment write-downs of the book value of its GSE investments.

In September 2008, the United States Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) announced that Fannie Mae and Freddie Mac would be placed under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock and giving management control to their regulator, the FHFA. Subsequent to this announcement, the market price of the preferred stock owned by the Bank declined significantly, and based on the closing price of these securities on September 30, 2008, the Bank had an unrealized loss in these securities of $16,858,186, pre tax. As of September 30, 2008, the Bank wrote down the book value of these shares by $16,815,786 without the recordation of any tax benefit in the third quarter. The tax benefit was recorded in the fourth quarter as allowed by the EESA, which was signed into law on October 3, 2008. Similarly, a much smaller holding of Freddie Mac shares held in the parent company was written down by $42,400, pre-tax. This amount was charged to earnings as an other-than-temporary impairment loss bringing the carrying value of the GSE’s to their market value of $1,049,050. On September 15, 2008, Lehman Brothers, an investment firm founded in 1850, filed for bankruptcy protection. A $1 million 6.5% corporate bond issued by Lehman in 2007 and purchased by the Bank at that time was written off as an other-than-temporary impairment loss and took a non-cash charge to earnings entirely at a book value of $992,662 at September 30, 2008. For the full year 2008, the Company reports a net loss of $9,624,714 or $(3.73) per basic and diluted share compared to income of $3,988,711 or $1.56 per basic and $1.54 per diluted share in 2007.

The Bank began investing in the GSE’s in 1998 and continued through 2003; throughout this time the securities were rated AA. Two of these purchases were called in 2007 and replaced with newer issuances still rated in the AA- category at that time. The total book value of the accumulated shares was approximately $17.8 million. When these entities were taken into conservatorship by the FHFA, the Company had ten years of experience in holding these securities. Dividends had always been paid on time. The yield on these securities was enhanced by the fact that the dividends qualified for the 70 percent dividend exclusion for federal income tax purposes. Market value fluctuations during this holding period as the result of changing interest rates over time were the only negative aspects of this investment prior to the FHFA actions. The suspension of dividends and the concern over these GSE’s ability to return to private ownership caused the price of these shares to decline primarily as a result of these events and their effects on the national economy, the Company reported a loss for the first time in its 35 year history.

When the non-cash impairment write-down is excluded, 2008 net income was $2,849,220 a decline of $1,139,491 or 28.6 percent compared to $3,988,711 for 2007. As presented, 2008 reported basic earnings per share were $(3.73), but exclusive of the write down, would have been $1.10 versus $1.56 for 2007. On a fully diluted basis, 2008 reported earnings per share were $(3.73), but exclusive of the write down would have been $1.10 versus $1.54 for 2007. The 2008 return on average assets was (1.95) percent and excluding the write-down would have been 0.58 percent versus the prior year’s 0.87 percent. The return on shareholders’ equity was (32.45) percent and exclusive of the write-down would have been 9.61 percent, compared to 10.6 percent in 2007. Additionally, included in 2008 was a provision for loan losses expense of $1,250,000 compared to expense of only $180,000 in 2007.

Notwithstanding the impact of the non-cash impairment write-down and the $1,070,000 increase in the provision for loan losses, the decline in net income is principally a function of net interest margin compression. Primary factors impacting the net interest margin include the higher amount of earning assets with variable interest rates tied to prime than corresponding variable funding sources; the loss of $18.9 million in earning assets due to the aforementioned write-off of $18.9 million in GSE investments; significant competition for retail deposits in our markets; all of which were further exacerbated by the continuation of a period of interest rate cuts by the Federal Reserve that started in September 2007 with the Fed Funds rate target at 5.25% and continued through December 2008 when the Fed Funds target range was set to 0% to 0.25% . As a result, the cost of funding asset growth declined at a slower rate than did income on all earning assets, particularly interest sensitive earning assets. As the Company is largely asset sensitive, and in a period of declining rates, the income from earning assets will decline more than will the interest expense on deposits. In addition, the company has historically relied on higher cost retail certificates of deposit for funding. However, significant growth in loans coupled with a decline in deposits, required increased use of lower cost borrowings and resulted in total interest expense declining, but as noted at a slower rate than total interest income. As a result the Company’s net interest income prior to the loan loss provision declined by $528,155. The Company’s net interest income after provision for loan losses declined by $1.6 million from $14.6 million in 2007, as the Company contributed $1,250,000 in loan loss expense for 2008 versus $180,000 in 2007. The Company’s net interest margin accordingly declined from 3.60% for the year 2007, to 3.16% for the year 2008. Excluding the write-off of the GSE’s the Company reduced its non-interest expense by $95,478 during the fiscal year 2008.

At December 31, 2008 total assets were $486.3 million, growth of $1.05 million or 0.22 % from $485.2 million at year end 2007. Comparing the major components of the Company’s balance sheet at year end 2008 and 2007 finds cash and funds sold were $6.6 versus $10.4 million, investment securities were $145.9 versus $177.6 million, loans were $293.4 versus $265.9 million, other assets were $42.1 versus $31.9 million, deposits were $348.0 versus $358.8 million, borrowings were $115.0 versus $86.7 million and total shareholder’s equity was $20.3 versus $36.9 million. At December 31, 2008, the book value of a share of common stock was $7.82 versus $14.35 in 2007.

Net income for the year ended December 31, 2007 was $3,988,711 compared to $5,150,002 reported for the year ended 2006, a decline of $1,161,291 or 22.6%. However, the 2006 prior year’s net income includes a non-recurring $757,416 pre tax and $499,895 after tax gain resulting largely from the sale of the bank’s former main office building in June 2006. Adjusting the prior year to exclude this non recurring item results in comparable net income of $4,650,107 making the decline $661,396 or 14.2%. Year to date 2007 diluted earnings per share was $1.54 versus the prior year’s reported $2.01, again however, after adjustment for the nonrecurring gains, the 2006 diluted earnings per share would be $1.81, making the decline 14.9%. The return on assets for the year 2007 was 0.87 % compared to the reported 1.26 % and adjusted 1.13 % in 2006. The 2007 return on shareholders equity was 10.60 % compared to the reported 15.10 % and adjusted 13.64 % in 2006. Notwithstanding the nonrecurring pre- tax sales gain of $757,416, the decline in net income is principally a function of net interest margin compression, the resumption of a provision for loan loss expense, and growth in non interest expenses. Given the significant competition for retail deposits in our markets, coupled with a yield curve that was inverted out to five years, and essentially flat from five out to thirty years, at the beginning of 2007; the continuation of a period, that began in June 2006, of no interest rate adjustments by the Federal Reserve through September 2007, whereupon the Federal Reserve began to cut interest rates through the end of the year. As a result, the cost of funding asset growth increased more than did income on earning assets. This is due largely to the Company’s asset sensitivity, and reliance on higher cost retail certificates of deposit and borrowings, coupled with significant growth in loans versus a slowing of deposit growth, requiring increased borrowings and combing to cause total interest expense to increase more than total interest income. As a result the Company’s net interest income declined by $258,295 and the net interest margin accordingly declined from 4.13% for the year 2006, to 3.60% for the year 2007. There was $180,000 in loan loss expense in 2007 versus none in the prior year, and there was an increase of $481,847 in total non interest expense.

At December 31, 2007 total assets were $485.2 million, growth of $47.7 million or 10.9 % from $437.5 million at year end 2006. The major components of the Company’s balance sheet at year end 2007 and 2006 were cash and funds sold were $10.4 versus $39.8 million, investment securities were $177.6 versus $165.5 million, loans were $265.9 versus $208.6 million, other assets were $31.9 versus $26.4 million, deposits were $358.8 versus $358.0 million, borrowings were $86.7 versus $40.2 million and total shareholder’s equity was $36.9 versus $37.1 million. At December 31, 2007, the book value of a share of common stock was $14.35 versus $14.60 in 2006. Basic and diluted earnings per share were $(3.73) in 2008 compared to $1.56 per basic and $1.54 per diluted share in 2007 and $2.03 per basic and $2.01 per diluted share in 2006. All per share amounts presented have been adjusted giving effect to the 5% stock dividend paid on June 13, 2008 and June 15, 2006.

The Company’s return on average equity was (32.45%) (9.61% adjusted for the OTTI write downs), 10.60% in 2007, 15.10% (13.64% adjusted for the non-recurring gain on sale) in 2006 and 15.26% in 2005. While the return on average assets amounted to (1.95%) (0.58% adjusted for the OTTI write-downs) 0.87% in 2007, 1.26% (1.13% adjusted for the non-recurring gain on sale) in 2006, 1.26% in 2005.

Net Interest Income. In 2008 the Company’s net interest income was $14,283,179, compared to $14,811,334 in 2007, and $15,069,629 in 2006. As discussed above, the principal reason for the decline in the net interest margin in 2008 from 2007 was margin compression, the write-off of GSE investments, costs for retail deposits and interest rate cuts by the Federal Reserve Bank. The lower net interest income for 2008 was anticipated, and is reflected in the 44 basis point decline in the net interest margin due to the Company’s asset sensitivity and the prevailing interest rate environment. Following a period of stable rates throughout the early part of 2007, the Federal Reserve made three cuts in the fourth quarter of 2007 and continued reducing rates with seven cuts totaling 400 basis points during 2008, causing interest income to decline by a higher percentage than the percentage decline in our interest expense, resulting in compression of our net interest margin. This compression is further impacted by the Company’s asset sensitivity, as there are more earning assets tied to variable interest rates than there are variable rate deposits or borrowings. For example, the cost of interest paid on certificates of deposit, the Company’s most significant funding source, does not immediately decline when interest rates are cut; whereas the income on loans tied to prime or other variable indices does. Some of the margin compression effect was mitigated by the increases in the volume of earning assets, principally loans. Earning assets for 2008 averaged $469,635,596, an increase of $39,474,295 or 9.2% compared to $430,161,301 in 2007. The decrease in net interest income for 2008 versus 2007 of $528,155 or 3.6% resulted from the decrease of $1,099,156 or 3.6% in interest income which totaled $29,514,215 versus $30,613,371 in 2007, this decline exceeded the reduction of $568,001 or 3.6% in interest expense which totaled $15,231,036 versus $15,802,037 in 2007. In spite of the $39.5 million increase in the average volume of earning assets, due to the interest rate cuts throughout the first, second and fourth quarters of 2008, the yield on earning assets declined by 87 basis points to 6.41% from the prior year’s 7.28%, while over the same period, the expense yield on interest bearing liabilities decreased by 57 basis points to 3.63% from 4.20% in 2007. This situation where yields fall on interest bearing liabilities at a slower pace than they did on earning assets results from interest rate cuts that are not fully reflected in retail deposit pricing due to a competitive environment where the costs of deposits were at artificially high levels not reflective of the current cost environment and older certificates of deposit renewing at these higher market rates which negatively impacts the net interest margin of an asset sensitive financial institution.

In 2007 the Company’s net interest income was $14,811,334, compared to $15,069,629 in 2006, and $14,402,233 in 2005. As discussed above, the principal reason for the decline in the net interest margin in 2007 from 2006 was margin compression. Net interest income for 2007 declined 53 basis point due to the Company’s asset sensitivity and the current interest rate environment. Following a period of stable rates throughout the first, second and most of the third quarter of 2007, the Federal Reserve made three cuts in rates totaling 100 basis points, causing interest income to decline by a higher percentage than the percentage decline in our interest expense, resulting in compression of our net interest margin. This compression is further exacerbated by the Company’s asset sensitivity, as there are more earning assets tied to variable interest rates than there are variable rate deposits or borrowings. Some of the margin compression effect was mitigated by the increases in the volume of earning assets, principally loans. Earning assets for 2007 averaged $430,161,301, an increase of $47,546,734 or 12.4% compared to $382,614,567 in 2006. The decrease in net interest income for 2007 versus 2006 of $258,295 or 1.7% resulted from the increase of $3,641,020 or 13.5% in interest income which totaled $30,613,372 versus $26,972,351 in 2006 being exceeded by the increase of $3,899,315 or 32.8%in interest expense which totaled $15,802,037 versus $11,902,722 in 2006. In spite of the $47.5 million increase in the average volume of earning assets, due to the flat rate environment over the first three quarters followed by interest rate cuts in the fourth quarter, the yield on earning assets increased by only 4 basis points to 7.28% from the prior year’s 7.24%, while over the same period, the expense yield on interest bearing liabilities increased by 57 basis points to 4.20% from 3.63% in 2006. This situation where yields increased more on interest bearing liabilities than they did on earning assets results from late year interest rate cuts following a period of flat rates in a competitive environment where the costs of deposits continues to increase as older low rate certificates of deposit renew at higher current rates at an asset sensitive financial institution.

The table below, sets forth the Company’s average interest earning assets (on a tax-equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Federal funds sold	$126	$2	1.74%	$9,734	$513	5.27%	$5,655	$296	5.23%
Securities: (1)
U. S. Treasury and other U. S. government
agency and corporations	98,066	5,301	5.41%	106,138	5,741	5.41%	86,219	4,494	5.21%
States and political subdivisions (2)	17,673	1,137	6.43%	19,674	1,267	6.44%	21,050	1,398	6.64%
Other securities (2)	67,254	4,135	6.15%	61,603	4,260	6.92%	61,383	4,223	6.88%
Total securities (2)	182,993	10,573	5.78%	187,415	11,268	6.01%	168,652	10,115	6.00%
Loans (2)(3)(4)(5)(6)	286,513	19,517	6.81%	233,012	19,526	8.38%	208,308	17,284	8.30%
Total interest-earning assets (2)	469,632	$30,092	6.41%	430,161	$31,307	7.28%	382,615	$27,695	7.24%
Allowance for loan losses	(3,308)			(2,848)			(2,945)

Total non-earning assets	26,374			32,812			30,058
Total assets	$492,698			$460,125			$409,728

Liabilities and Stockholders’ Equity:
Deposits:
Interest bearing demand	$62,813	$1,145	1.82%	$59,092	$1,306	2.21%	$55,101	$1,051	1.91%
Savings	31,729	479	1.51%	34,121	512	1.50%	39,937	591	1.48%
Other time	225,112	10,185	4.52%	233,312	11,570	4.96%	190,934	8,194	4.29%
Total deposits	319,654	11,809	3.69%	326,525	13,388	4.10%	285,972	9,836	3.44%
Federal funds purchased and securities
sold under repurchase agreements	35,948	831	2.31%	8,362	405	4.84%	3,528	184	5.22%
FHLB advances -Overnight	12,544	280	2.23%	39	2	5.13%	4,499	234	5.20%
FHLB advances - Term	45,000	1,875	4.17%	36,178	1,593	4.40%	29,145	1,246	4.28%
Loan Payable	1,779	113	6.35%	-	-	-	-	-	-
Trust preferred obligation	5,155	324	6.29%	5,155	414	8.03%	5,155	403	7.82%
Total interest-bearing liabilities	420,080	15,232	3.63%	376,259	15,802	4.20%	328,299	11,903	3.63%
Demand deposits	39,839			43,592			45.466
Other liabilities	3,122			2,942			1,864
Total liabilities	463,041			422,493			375,629
Stockholder’ equity	29,657			37,632			34,099
Total liabilities and stockholders’ equity	$492,698			$460,125			$409,728
Net interest spread		$14,860	2.78%		$15,505	3.08%		$15,792	3.61%
Net interest margin			3.16%			3.60%			4.13%

____________________

(1)	Includes securities available for sale and securities held to maturity.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
(3)	Installment loans are stated net of unearned income.
(4)	Average loan balances include non-accrual loans.
(5)	Interest income on loans includes the earned portion of net deferred loan fees in accordance with FASB 91 of $547,204 in 2008, $532,306 in 2007, and $476,606 in 2006.
(6)	Includes mortgage loans held for sale and SBA loans held for resale.

Net interest income when adjusted for the effect of non-taxable income is referred to as fully tax equivalent (“FTE”) net interest income. On a fully tax equivalent basis, net interest income for 2008 was $14,860,434 a decline of $644,986 or 4.2% versus $15,505,519 in 2007. FTE net interest income in 2006 increased by $286,850 or 1.8% from $15,792,369 in 2006. The full year 2008 FTE net interest margin was 3.16% compared to 3.60% for the full year of 2007 and 4.13% in 2006. The tax-equivalent net interest margin is a measure of net interest income performance. It represents the difference between interest income with any non-taxable interest adjusted to a fully tax-equivalent basis, including net deferred loan fees earned, and interest expense, on both deposits, and borrowings reflected as a percentage of average interest earning assets.

Comparing 2008 with 2007, the FTE net interest income contracted by $644,986, and the FTE net interest margin declined to 3.16% from 3.60%, primarily due to margin compression. The yield on total earning assets declined by 87 basis points, to 6.41% from 7.28% on $39.5 million more in average earning assets, and resulted largely from the decline in the yield on loans: 6.81% versus 8.38%, on an increase in loan volume of $53.5 million: $286.5 million from $233.0 million; while the yield on securities declined to 5.78% versus 6.01% on a decrease of $4.4 million in volume: $183.0 million from $187.4 million. Correspondingly, the cost of total interest bearing liabilities declined by 57 basis points: 3.63% from 4.20%, on an increase in interest bearing liabilities volume of $43.8 million: $420.1 from $376.3 million, and resulted from the decrease in the cost of interest bearing deposits of 41 basis points 3.69% from 4.10%, as volume declined by $6.9 million: $319.7 million from $326.5 million; while borrowings cost declined by 144 basis points: 3.41% from 4.85%, on $50.7 million higher volume: $100.4 million from $49.7 million.

When comparing 2007 with 2006, the FTE net interest income contracted by $286,850, and the FTE net interest margin declined to 3.60% from 4.13%, primarily due to margin compression. The yield on total earning assets increased by only 4 basis points, to 7.28% from 7.24% on $47.6 million more in earning assets, and resulted largely from the increase in the yield on loans: 8.38% versus 8.30%, on an increase in loan volume of $24.7 million: $233.0 million from $208.3 million; while the yield on securities was basically unchanged at 6.01% versus 6.00% on an increase of $18.7 million in volume: $187.4 million from $168.7 million. Correspondingly, the cost of total interest bearing liabilities increased by 57 basis points: 4.20% from 3.63%, on an increase in interest bearing liabilities volume of

$48.0 million: $376.3 from $328.3 million, and resulted from the increase in the cost of interest bearing deposits of 66 basis points 4.10% from 3.44%, on an increase in volume of $40.6 million: $326.5 million from $286.0 million; while borrowings cost declined by 3 basis points: 4.85% from 4.88%, on $7.4 million higher volume: $49.7 million from $42.3 million.

The tax-equivalent yield on securities in 2008 was 5.78%, a twenty-three basis point decrease from the 6.01% yield in 2007. The decline in yield is the result of the interest rate environment as the Company was unable to avoid the impact of the call features built into certain higher than market rate securities and the loss during the fourth quarter of higher yielding GSE investments that were previously discussed. In order to replace earning assets that were called the proceeds were invested in securities that were in line with the prevailing market rates. In view of the interest rate environment in late 2007 the Company avoided much of the initial impact of higher coupon securities being called and replaced with lower coupon securities whose yields are in line with the new lower market interest rates. This strategy maintained the portfolio yield in 2007 despite the increasing number of higher coupon bonds called in the fourth quarter of 2007, as a result of the decline in market rates. Per the Federal Financial Institutions Examination Council (“FFIEC”) “Uniform Bank Performance Report” the Company’s investment securities yield ranked in the 93rd percentile of its 1,191 peer banks for 2008, and 96th percentile of its 1,172 peer banks for 2007.

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

(Dollars in Thousands)	2008 Compared to 2007			2007 Compared to 2006
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Federal funds sold	($289)	($222)	($511)	$215	$2	$217
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	(434)	(6)	(440)	1,072	175	1,247
States and political subdivisions (2)	(129)	(1)	(130)	(90)	(41)	(131)
Other securities	594	(718)	(124)	15	22	37
Total securities	31	(725)	(694)	997	156	1,153
Loans (2)	(49)	40	(9)	2,068	174	2,242
Total interest income	($307)	($907)	($1,214)	$3,280	$332	$3,612
Interest expense:
Deposits:
Interest bearing demand	$90	($251)	($161)	$80	$175	$255
Savings	(36)	3	(33)	(87)	8	(79)
Other time	(397)	(989)	(1,386)	1,985	1,391	3,376
Total deposits	(343)	(1,237)	(1,580)	1,978	1,574	3,552
Federal funds purchased and securities
sold under repurchase agreements	506	(80)	426	233	(12)	221
FHLB advances
Overnight	278	-	278	(229)	(3)	(232)
Term	362	(80)	282	309	38	347
Short-term note payable	113	-	113
Trust preferred obligation	-	(90)	(90)	-	11	11
Total interest expense	$916	($1,487)	$571	$2,291	$1,608	$3,899
Increase (decrease) in net interest income	($1,223)	$580	$(643)	$989	$(1,276)	$(287)

____________________

(1) Includes securities available for sale and securities held to maturity.

(2) Fully taxable equivalent basis using an incremental tax rate of 34%.

Non-Interest Income.

Non-interest income for 2008 was relatively unchanged as it decreased $4,876 or 0.14%, totaling $3,537,178 compared to $3,542,054 in 2007. Deposit fees and charges were $1,883,144 compared to $1,852,956, an increase of 1.6% due to a higher volume of overdraft fees as there were no modifications to deposit service charges during 2008. Bank card fees were $513,000 a 8.9% increase over the prior year’s $471,160. The higher revenue was due to an increase in fee based income from debit card usage and point of sale transaction fees, that offset a decline in interchange credits. The increase in cash surrender value of bank owned life insurance totaled $388,696 versus $360,385 an increase of $28,311 or 7.9% as a result of higher net crediting rates paid by the insurance companies. Mortgage loan secondary market fees declined from $128,451 to $107,393 in 2008 due to the continued strategy of recording on the bank’s books a percentage of mortgages underwritten rather than selling all of them in the secondary market; coupled with the continued decline in the mortgage origination business to the economic factors. Investment and insurance commissions generated by the non-deposit investment product sales program totaled $252,094 versus $380,025, a decrease of $127,931 or 33.7%, due to a significantly lower volume of transactions in the third and fourth quarters as a direct result of the economic events beginning in September 2008. Realized gains on securities available for sale totaled $161,929 compared to $109,548 in 2007, an increase of $52,381 or 47.8% as a result of active portfolio management, gains on securities purchased at a discount being called at par, or in the case of municipals a premium call price, and sales generating liquidity to partially fund loan growth. Other miscellaneous income was $230,922 compared to $239,529 a decline of $8,607 or 3.6% due principally to lower earnings from the title insurance subsidiary, and during the prior year, 2007, interest of $33,778 from a swap agreement associated with the Bank’s Capital Trust Preferred that was unwound prior to the end of 2007.

For 2007 non-interest income decreased $833,974 or 19.1%, totaling $3,542,054 compared to $4,376,028 in 2006. However, in the 2006 total is a non-recurring gain on sale of assets of $757,416 resulting largely from the sale of the bank’s former main office branch in June 2006. Excluding this gain, the comparable 2006 non-interest income total would be $3,618,612, making the decline in 2007 only

$76,558 or 2.1%. Deposit fees and charges were $1,852,956 compared to $1,863,372, a slight decline of 0.6% due in large part to no significant change in the volume of overdrafts and no increases in deposit service charges. Bank card fees were $471,160 a 14.2% increase over the prior year’s $412,724. The higher revenue was due to the increasing volume of debit card usage, point of sale transaction fees, and interchange credits. The cash surrender value of bank owned life insurance totaled $360,385 versus $211,390 an increase of $148,995 or 70.5% as a result of an additional investment of approximately $2.5 million in bank owned life insurance early in 2007, to provide coverage for officers employed since the initial purchases in 2001, coupled with higher net crediting rates on prior investments. Mortgage loan secondary market fees declined significantly due to the strategy of recording on the bank’s books a percentage of mortgages underwritten rather than selling them in the secondary market; coupled with the beginning of a decline in the mortgage origination business generally. Investment and insurance commissions totaled $380,025 versus $325,156, an increase of $54,869 or 16.9%, due to an increasingly higher volume of transactions resulting from growth of the non-deposit investment sales program. Realized gains on securities available for sale totaled $109,548 compared to $181,481 in 2006, a decrease of $71,933 or 39.6% as a result of active portfolio management, gains on securities purchased at a discount being called at par, or in the case of municipals a premium call price, and sales generating liquidity to partially fund loan growth. Other miscellaneous income was $239,529 compared to $363,543 a decline of $124,014 or 34.1% due principally to lower earnings from the title insurance subsidiary, and the prior year, 2006, having a non-recurring gain in the third quarter 2006 of $59,735 on the final liquidation of the collateral on a Virginia Small Business Financing Authority Bond originally purchased in 1998, defaulted in 2000, foreclosed in 2001 by the trustee, and which had been carried at the net realizable value in other non-earning assets.

Non-Interest Expenses.

Total non-interest expense was $31,942,781 in 2008 versus $13,138,359 in the prior year, an increase of $18,804,422 or 143.1% from 2007. The increase was the result of the $18.9 million loss on the OTTI write-down of the GSE securities previously presented. Excluding this write-down total non-interest expenses decreased $95,478 or 0.73% to $13,042,881 from $13,138,359 in 2007. The categories with the most significant increases or decreases were: salaries and wages, which decreased by $101,749 or 1.8%, totaling $5,411,947 compared to $5,513,696 in 2007 primarily due to significant reductions in bonuses; pensions and other employee benefits, which decreased by $207,282 or 10.5%, totaling $1,765,902 compared to $1,973,184 due to a reduction in contributions to employee retirement plans; advertising and public relations, which decreased $109,973 or 24.3.% totaling $342,012 compared to $451,986; Federal Deposit Insurance (FDIC) assessment increased $177,608 or 419.8% to $219,919 from $42,311 in 2007 as the Company used the one-time credits provided by the FDIC beginning in 2005 and assessment revenue rose as the credits were used through the first quarter of 2008; legal and professional fees, which decreased by $89,004 or 22.9% totaling $300,494 versus $389,498 principally due to the costs directly related to implement Section 404 of the Sarbanes-Oxley Act in 2007.

Total non-interest expense was $13,138,359 in 2007 versus $12,656,512 in the prior year, an increase of $481,847 or 3.8% from 2006. The categories with the largest increases or decreases were; salaries and wages which increased by $166,058 or 3.1% totaling $5,513,696 compared to $5,347,638 due to normal staff salary increases, as overall staffing levels remained at or below the prior year; pensions and other employee benefits, which increased by $180,439 or 10.1% totaling $1,973,184 compared to $1,792,745 and reflecting continued improvements in general benefits; legal and professional fees, which increased by $122,103 or 45.7% totaling $389,498 versus $267,395 principally due to the costs directly related to implementation of Section 404 of the Sarbanes-Oxley Act, plus general increases in accounting and legal fees; advertising and public relations increased $79,758 or 21.4% to $451,986 versus $372,228 in 2006 reflective of the Company’s continued emphasis on sales, growth of our core business, and general market awareness; equipment depreciation expense declined $88,762 or 12.1% totaling $643,395 compared to $732,157 due to lower levels of new asset purchases and previously booked assets becoming fully depreciated.

Income Taxes. The Company reported an income tax benefit of $5,747,710 in 2008, and income taxes of $1,046,318 in 2007, and $1,639,143 in 2006. These amounts yielded effective tax rates (benefits) of (37.4%), 20.8%, and 24.1%, for 2008, 2007, and 2006 respectively. The 2008 effective tax rate benefit is the result of the loss suffered due to the write-off of the Company’s GSE and Lehman investments during 2008. The 2007 effective tax rate declined versus 2006 due to lower overall income before taxes, increased loan charge offs, the increase in non-taxable growth of the cash value of bank owned life insurance resulting from the additional investment in early 2007.

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

Net loans outstanding at December 31, 2008 increased by $27.6 million or 10.4% ending the year at $293.4 million as compared to the prior year. In 2007 loan growth was $57.3 million or 27.5% ending the year at $265.8 million. In 2006 loan growth was $10.9 million or 5.5% ending the year at $208.6 million; and in 2005, loans grew by $17.6 million or 9.8% ending 2005 at $197.6 million. The loan to deposit ratio was 84.3% at December 31, 2008, 74.1% at December 31, 2007, 58.2% at December 31, 2006, and 61.3% at December 31, 2005. As the Company has grown its deposit base over the past several years, its loan growth has not kept pace, and beginning in late 2006 and throughout 2008 its emphasis has been to increase the total of loans outstanding thereby increasing the loan to deposit ratio. Increasing the percentage of loans comprising total earning assets generally will have a positive impact on earnings, and the targeted range for the loan to deposit ratio is 70% - 85%.

The following table summarizes the Company’s loan portfolio, net of unearned income:

	At December 31,
	(Dollars in Thousands)
	2008	2007	2006	2005	2004
Commercial	$59,327	$48,255	$40,683	$36,150	$33,251
Real Estate:
Mortgage	124,053	106,394	78,986	81,077	77,153
Home equity	18,828	13,863	10,796	8,872	7,952
Construction	81,762	87,127	68,204	60,005	49,788
Total real estate	224,644	207,384	157,986	149,954	134,893
Bank cards	951	911	894	946	881
Installment	8,512	9,350	9,000	10,598	11,007
	293,434	265,900	208,563	197,648	180,032
Less unearned income	(28)	(51)	(56)	(89)	(100)
	293,406	265,849	208,507	197,559	179,932
Allowance for loan losses	(3,796)	(2,912)	(2,889)	(2,918)	(2,698)
Loans, net	$289,609	$262,937	$205,618	$194,641	$177,234

As the table above indicates, the total amount of commercial and industrial loans have increased by $11.1 million, $7.5 million, $4.5 million, $2.9 million, or 18.6%, 18.6%, 12.5%, and 8.7%, in 2008, 2007, 2006, and 2005 respectively. The Company has focused much of its efforts on increasing its commercial and industrial loans for several years, as a desirable alternative to real estate related construction lending. Total real estate related loans outstanding increased by $17.3 million or 8.3% in 2008, $49.4 million or 31.3% in 2007, $8.0 million or 5.4% in 2006, and $15.1 million or 11.2% in 2005. Of the real estate related loans, in 2008, mortgage loans increased the most at $17.7 million or 16.6%, followed by home equity at $5.0 million or 35.8%, and construction loans declined $5.4 million or 6.2%. In 2007, mortgage loans increased the most at $27.4 million or 34.7% followed by construction at $18.9 million or 27.7%, and home equity loans at $3.1 million or 28.4%. In 2006 and 2005, construction loans exhibited the greatest growth, having increased by $8.2 million or 13.7% in 2006, and $10.2 million or 20.5% in 2005. Mortgage loans grew $17.6 million or 16.6% in 2008, grew by $27.4 million or 34.7% in 2007, declined by $2.1 million or 2.6% in 2006, and grew by $3.9 million or 5.1% in 2005. The decline in 2006 was due largely to the a slow down in the real estate market. Mortgage loans have comprised between 50% to 60% of the total real estate loans for the past five years. Mortgage loans to total real estate loans were 55.4% in 2008, 51.3% in 2007, 50.0% in 2006, 54.1% in 2005, and 57.2% in 2004. Home equity loans have grown steadily over the past five years from $7.9 million in 2004 to $18.8 million in 2008; however, they still comprise approximately the same percentage of total real estate related loans. Home Equity loans to total real estate loans were 8.4% in 2008, 6.7% in 2007, 6.8 in 2006, 5.9% in 2005, and 5.9% in 2004. Bankcard loan balances outstanding were $951 thousand in 2008, and have remained relatively level over the period from 2008 through 2003 ranging from a high of $951 thousand in 2008 to a low of $881 thousand in 2004.

The shift from construction to mortgage loan growth was accomplished in part by the decision in early 2007 not to sell as many mortgage loans in the secondary market. Instead those loans which met the bank’s underwriting criteria were recorded on the bank’s books as mortgage loans. In addition, most of these loans were 30 and 15 year fixed rate loans, which given the composition of bank’s portfolio of mortgage loans being mostly 3/3 and 5/5 year adjustable rate loans, the addition of fixed rate loans was desirable from an asset liability standpoint at a time when interest rates were flat and expected to trend down in the future. As a percentage of total real estate loans, construction loans comprised 36.4 % in 2008, 42.0% in 2007, 43.2% in 2006, 40.0% in 2005, and 36.9% in 2004. Considering the current state of the real estate market for new home sales, the Company anticipates that its construction loan portfolio will remain at approximately the same volume or will decline in the future. Substantially all construction loans are for residential construction in the principal markets served by the Company.

Installment loans increased by $838 thousand or 9.0% in 2008, increased by $350 thousand or 3.9% in 2007, declined by $1.6 million or 15.1% in 2006, declined by $409 thousand or 3.7% in 2005. The balances of traditional installment loans declined primarily due to reduced demand resulting from the current economic environment. Installment loans increased in 2007 due to the Company’s emphasis on loan growth, however over the past several years, the balances have dropped principally due to the Company’s unwillingness to effectively compete on an interest rate basis with the captive and other finance arms of the major automobile manufacturers, coupled with the tendency of consumers to utilize equity credit lines for purposes that in the past would have been financed with traditional installment loans. The Company anticipates this atmosphere surrounding installment lending to continue in the future as long as the automobile manufacturers effectively subsidize the sale of vehicles through offering below market financing.

All concentrations of loans exceeding 10.0% of total loans at December 31, 2008 were disclosed as a separate category of loans. The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2008. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total

	(Dollars in Thousands)
Commercial	$24,178	$22,127	$13,022	$59,327
Real Estate: Mortgage	1,158	3,933	118,963	124,054
Home equity	-	104	18,724	18,828
Construction	67,266	12,314	2,182	81,762
Total real estate	68,424	16,351	139,869	224,644
Bank cards	-	-	951	951
Installment	1,940	4,948	1,625	8,512
Total Loans	$94,541	$43,426	$155,467	$293,434

	Loans maturing within
	One Year	Two or More Years	Total
With fixed interest rates	$2,310	$78,348	$80,658
With variable interest rates	92,231	120,545	212,776
	$94,541	$198,893	$293,434

Loans Held for Resale. The Bank originates mortgage loans that are presold in the secondary market and carried as loans held for resale at the agreed upon purchase price. The Bank also provides short term financing as part of an arrangement, begun in October 2007, with Community Bankers Securities, a registered broker-dealer and SBA pool assembler for US Small Business Administration Guaranteed Loan Certificates prior to their aggregation into an SBA loan pool security. As the certificates represent the guaranteed portion of SBA loans, and have not yet been pooled into a security, they are carried at their fair market value as a component of the total loans held for resale. As of December 31, 2008, 2007, and 2006 the total of Loans Held for Sale was $1,102,131, $2,477,217, and $192,400 respectively. Of the total Loans Held for Sale at December 31, 2008, 2007, and 2006, the mortgage loans held for sale were $743,950, $338,000, and $192,400 respectively.

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

Non-performing loans totaled $13,082,809 at December 31, 2008, versus $4,118,337 at December 31, 2007, $1,000,440 at December 31, 2006, $967,075 at December 31, 2005, and $875,329 at December 31, 2004. During 2008, non-performing loans increased by $8.9 million from 2007, primarily due to the addition of loans to nine customers totaling $9.2 million in non-accrual status at December 31, 2008, and a decrease of $582,354 in loans 90 days or more past due, and $312,000 in the form of a first mortgage assumed by the Bank as part of a foreclosure under our second lien and included as Other Non-Performing Assets. Included is $1.2 million in real estate acquired through foreclosure (OREO) from three customers, resulting from the economic down turn. The vast majority of loans currently in non-accrual are considered adequately secured by real estate and no significant losses are anticipated regardless of the resolution. Non-performing loans increased by $3.1 million in 2007 from 2006 due principally to the addition of loans for one customers totaling $1.2 million being placed in non-accrual status at December 31, 2007, combined with the $1.49 million increase in loans 90 days or more past due, largely resulting from our local economic slow down. Non-performing loans increased by $33,364 in 2006 from 2005 primarily due to slight increases of $16,594 and $16,770 in non-accrual loans and loans past due 90 days or more past due respectively. While nonperforming loans declined by $91,746 in 2005 from 2004 due to an increase of $449,369 in non-accruals and a decline of $357,623 in 90 day past due loans. At December 31, 2007 and 2006 there were no Other Non-Performing Assets. A Virginia Small Business Financing Authority Industrial Development Revenue bond carried at December 31, 2004 and 2005, at a value approximating its anticipated liquidation value of $110,830 was resolved in the third quarter 2006. The original principal investment was $190,000 and had been written down to $140,000, with its value further reduced by the Company’s receipt of its pro-rata portion of the collateral property’s lease payments. Management concluded the principal carrying value, was appropriate, accordingly, no additional write-downs were made. The matter was finally resolved upon the receipt of $163,602 from the sale of the collateral real estate. The Company thus recovered its total carrying value plus $59,736 of prior period write downs.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. During 2008 the Company acquired real estate through foreclosure (OREO) in the amount of $1.2 million. There was no OREO at December 31, 2007, 2006, 2005, and 2004. The Bank had OREO related expenses totaling $14,870. As the Bank had no OREO during 2007, 2006, 2005, or 2004, the Bank had no period expenses related to OREO. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Given the increase in non-performing assets, management is concerned, however it does not believe that the level of non-performing loans in 2008 is reflective of any significant systemic problem within the Company’s loan portfolio and rather is a reflection of the current economic environment. At December 31, 2008, there was $10,422,032 in non-accrual loans compared to $2,360,794 in non-accrual loans at December 31, 2007 and $736,509 at December 31, 2006, $719,915 at December 31, 2005, and $270,546 at December 31, 2004. Based on our present knowledge of the status of individual and corporate borrowers and the overall state of the local economy, management reasonably anticipates that the level of non-performing assets is likely to increase from its current level, however not by the same degree of increase experienced in 2008 over 2007. Management will move to foreclose on borrowers whose loans are placed on a non-accrual status in order to resolve the credit therefore it is reasonable to anticipate an increase in OREO.

The following table summarizes non-performing assets:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$10,422	$2,361	$736	$720	$ 270
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,175	1,757	264	247	605
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$11,597	$4,118	$1,000	$967	$875
Other real estate owned	1,173	-	-	-	-
Other non-performing assets	312	-	-	111	125
Total non-performing assets	$13,082	$4,118	$1,000	$1,078	$1,000

Loans 90 days or more past due generally, are placed on non-accrual status unless well secured and in the process of collection.

The Company’s policy with respect to past due interest on nonaccrual loans requires that any interest accrued in the current year and unpaid should be reversed from the receivable and current year’s income. With regard to interest accrued in the prior year, and yet unpaid, such accrued interest should be reversed from the receivable and reserve for loan losses. In 2008, $231,528 of interest income was reversed when loans were placed in non-accrual status; in 2007, $69,338 of interest income was reversed; in 2006, $10,480 was reversed; in 2005, $911 was reversed; and in 2004, $8,165 was reversed. The impact of both the reversal of previously accrued but unpaid interest plus the absence of subsequent accruals on loans in non-accrual status had the effect of reducing net income by $354,834 in 2008, $119,031 in 2007, $60,578 in 2006. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Management is not aware of any other material loans at December 31, 2008, which involve significant doubts as to the ability of the borrowers to comply with their existing payment terms.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$355	$119	$61
Interest income included in income on the loans	$123	-	-

Management has analyzed the potential risk of loss within the Company’s loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Loans, including non-performing loans are monitored on an ongoing basis as part of the Company’s periodic loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all commercial loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. In addition, the Company evaluates the general market credit risks inherent in lending, as well as any systemic issues, as part of its enhanced loan loss adequacy analysis. The ratio of the allowance for loan losses to total loans was 1.28% at December 31, 2008, 1.10% at December 31, 2007, 1.39% at December 31, 2006, 1.48% at December 31, 2005 and 1.50% at December 31, 2004. Management believes that the allowance for loan losses, while not increasing at the same rate as the loan portfolio grows, is nevertheless adequate to provide for future losses. At December 31, 2008, the ratio of the allowance for loan losses to total non-performing loans was 29.7%; at December 31, 2007 the ratio was 70.7%; at December 31, 2006 the ratio was 288.9%; at December 31, 2005 the ratio was 301.7%; and at December 31, 2004 the ratio stood at 308.3%. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review. The following table summarizes changes in the allowance for loan losses:

	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$2,912	$2,889	$2,918	$2,698	$2,454
Charge-offs:
Commercial	88	36	-	24	69
Real estate	-	-	-	-	-
Mortgage	-	-	-	-	8
Home equity	-	-	-	-	-
Construction	202	-	-	-	-
Bank cards	27	14	11	18	17
Installment	39	172	96	51	120
Overdraft	72	-	-	-	-

Total	428	222	107	93	214
Recoveries:
Commercial	1	-	2	-	-
Real estate	-	-	-	-	-
Mortgage	1	-	-	-	-
Home equity	-	-	16	-	-
Construction	6	-	-	-	-
Bank cards	9	12	9	3	6
Installment	8	53	51	107	37
Overdraft	37	-	-	-	-
Total	62	65	78	110	43
Net charge-offs	(366)	(157)	(29)	17	(171)
Provision charged to operations	1,250	180	-	203	415
Balance at end of period	$3,796	$2,912	$2,889	$2,918	$2,698
Ratio of net loan losses to average net loans outstanding:
Net charge-offs (recoveries)	$366	$157	$29	$(17)	$171
Average net loans	281,764	229,744	204,738	183,380	168,660
	0.13%	0.07%	0.01%	(0.01)%	0.10%
Ratio of allowance for loan losses to total loans net of unearned income:
Allowance for loan losses	$3,796	$2,912	$2,889	$2,918	$2,698
Total loans at period end	293,406	265,849	208,507	197,558	179,932
	1.28%	1.10%	1.39%	1.48%	1.50%
Ratio of allowance for loan losses to total non-performing loans:
Allowance for loan losses	$3,796	$2,912	$2,889	$2,918	$2,698
Non-performing loans	13,082	4,118	1,000	967	875
	29.02%	70.71%	288.90%	301.76%	308.34%

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

For the year ended December 31, 2008, the provision for loan losses was $1,250,000. There was a $180,000 provision for loan losses for the year ended December 31, 2007, while in 2006 there was no loan provision, and in 2005 and 2004, the provision was $203,000, and $414,500 respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year’s net loan losses while continuing to provide for potential future loan losses in view of a somewhat uncertain economy.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each category of loans:

	At December 31,
	2008			2007			2006
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	695	18%	14%	$214	7%	13%	$609	21%	20%
Real estate-construction	2,185	58%	28%	2,059	71%	34%	1,115	39%	32%
Real estate-mortgage (1)	843	22%	55%	519	18%	49%	1,005	35%	43%
Consumer (2)	73	2%	3%	120	4%	4%	160	5%	5%
	$3,796	100%	100%	$2,912	100%	100%	$2,889	100%	100%

	At December 31,
	2005			2004
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$819	28%	18%	$921	34%	18%
Real estate-construction	1,016	35%	30%	608	23%	28%
Real estate-mortgage (1)	965	33%	46%	1,028	38%	47%
Consumer (2)	118	4%	6%	141	5%	7%
	$2,918	100%	100%	$2,698	100%	100%

(1) Includes home-equity loans. (2) Includes bank cards.

The Company has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loss trends. Furthermore, the portion allocated to each loan category may vary from period to period due to changes in the financial ability of borrowers to service their debt and repay principal; changes in the estimated value of collateral, in particular real estate. These allocations are not necessarily the total amount available for future losses, that might occur within such categories, since a portion of the total allowance is a general allowance applicable to the entire portfolio.

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

At year end December 31, 2008, total investment securities were $145.9 million representing 30.0% of total assets, and a decrease of $31.6 million or 17.8% versus the year ended December 31, 2007 balance of $177.6 million. This is largely due to the $18.9 million write-off of GSE and Lehman investments and the adjustment to market value from book value of the securities by its associated FASB 115 unrealized losses. Total investment securities at year end 2007 were $177.6 million or 36.6% of total assets, as compared to the prior year’s December 31, 2006 balance of $165.5 million. During 2008, deposits declined significantly ending 2008 decreasing by $10.8 million, an increase in federal funds sold of $21.1 million were combined with $7.2 million increase in borrowings to fund loan growth of $27.5 million, with the balance split between other assets and other liabilities. During the year 2008 purchases of securities totaled $80.2 million as securities were called due to declining rates throughout the year, calls totaled $57.0 million, sales were $19.8 million, maturities were $5.0 million, paydowns were $2.8 million.

As previously mentioned, the impairment write-downs of the GSE preferred stock and the Lehman bond had a significant impact on earnings. However, in addition, the loss of over $19 million in earning assets has placed further stress on the company’s net interest income and net interest margin as there was no corresponding reduction in funding for the $19 million decline in securities.

During 2007, deposit growth slowed significantly ending 2007 up by only $0.8 million, federal funds sold of $29.4 million were combined with $46.5 million increase in borrowings to fund net securities growth of $12.1 million, loans held for sale of $2.5 million, and loan growth of $57.3 million, with the balance $5.1 million split between other assets and other liabilities. During the year 2007 purchases of securities totaled $41.1 million while due to the declining rates in the latter part of the year, calls totaled $15.2 million, sales were $7.2 million, pay downs were $1.9 million. The net increase of this activity was $16.7 million less the unrealized losses of $4.5 million for the $12.1 increase from year end 2006 to 2007. Of the new purchases in 2007, 78.5% or $32.3 million were U.S. Government Agency, and 21.5% or $8.8 million were corporate securities. Maintaining total portfolio yield while permitting portfolio duration to lengthen slightly in the falling rate environment was the overall strategy.

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

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade: $1 million, Ford Motor Corporation 9.5% maturing September 2011; $1 million, Ford Motor Credit Corporation 7.375% maturing October 2009; $825 thousand, GMAC 7.00% maturing February 2012 and $175 thousand GMAC Perpetual Preferred Stock, $1 million, Deluxe Corporation 5.125% maturing October 2014 and $2 million in Sallie Mae preferred stock. Following the quarterly evaluation of these securities, management has concluded that, as of December 31, 2008 the impairment is considered temporary.

Additionally, the Company holds twelve CDO securities totaling approximately $14.9 million book value where the underlying pooled collateral is various bank and insurance company trust preferreds. Subsequent to purchase, three of the twelve securities have revised ratings that are below minimum investment grade. The total estimated market value of these securities was approximately $6 million. All of these securities are performing as designed and are current. Impairment reviews were conducted for all securities where cash flow information was obtainable, and indicated that substantially all principal would be recovered by maturity, therefore the impairment was considered temporary. The Company has both the intent and ability to hold these securities until their maturity, as they were purchased to provide yield and as of December 31, 2008, represent 9.5% and 4.3% of the total investment portfolio book value and market value respectively.

The following table summarizes the book value of the Company’s securities held to maturity at the dates indicated:

	Book Value at December 31,
	2008	2007	2006
	(Dollars in Thousands)
States and political subdivisions	$5,087	$6,011	$8,270

The table below summarizes the book value of the Company’s securities available for sale at the dates indicated.

	Book Value at December 31,
	2008	2007	2006
	(Dollars in Thousands)
U. S. government agencies and corporations	$90,103	$93,960	$81,443
Bank eligible preferred and equities	2,604	20,678	19,967
Mortgage-backed securities	8,129	8,479	9,310
Corporate and other debt	45,358	42,783	36,376
States and political subdivisions	10,101	12,667	12,678
	$156,295	$178,567	$159,774

The book value and average yield of the Company’s securities, including securities available for sale, at December 31, 2008 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cash flows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date. The Company’s investment in bank eligible government sponsored entities consists of FNMA, FHLMC, and SLMA fixed coupon exchange traded preferred stocks. During 2008 FNMA and FHLMC preferred stocks were written-down by $18.9 million. These securities have not been sold as of December 31, 2008 and carry no book value. As these securities have no fixed maturity date they are separately identified. Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages.

The table below summarizes the maturity distribution of the Company’s securities at December 31, 2008.

	States and Political Subdivisions(1)		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Due in one year or less	$ 640	5.85%	$ -	0.00%	$ -	0.00%
Due after one year through five years	1,932	6.16%	-	0.00%	11,239	4.40%
Due after five years through ten years	5,090	5.22%	1,593	4.56%	25,567	4.61%
Due after ten years	7,526	6.67%	6,536	4.60%	53,298	5.69%
Bank eligible preferred and equities	-	-	-	-	-	-
Total	$ 15,188	6.01%	$ 8,129	4.59%	$ 90,104	5.22%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$ 995	7.94%	$ 1,635	7.12%
Due after one year through five years	5,438	7.14%	18,609	5.38%
Due after five years through ten years	10,992	5.16%	43,242	4.96%
Due after ten years	27,932	6.04%	95,292	5.80%
Bank eligible preferred and equities	-	-	2,604	6.70%
Total	$ 45,357	6.00%	$ 161,382	5.78%

____________________

(1)	Yield on tax-exempt obligations have been computed on a tax-equivalent basis.

As shown in the table above, approximately $1.6 million, or 1.0%, of the total portfolio will mature in one year or less while $17.9 million, or 11.1%, will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 5.78% for 2008, compared to 6.01% for 2007, and 6.00% for 2006. The book value of the entire portfolio exceeded its market value by approximately $15.4 million at December 31, 2008, compared to $6.9 million at December 31, 2007, and $2.3 million at December 31, 2006.

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

As shown in the following table, average total deposits declined by 2.9% in 2008, compared to 11.7% in 2007 and 4.0% in 2006. The average aggregate interest rate paid on deposits was 3.28% in 2008, versus 3.62% in 2007, and 2.97% in 2006. The majority (63%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	2008			2007			2006
	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate

Non-interest bearing
demand deposits	$39,839	$ 0	0%	$43,592	$ 0	0%	$45,466	$ 0	0%
Interest bearing demand
deposits	62,813	1,145	1.82%	59,092	1,306	2.21%	55,101	1,051	1.91%
Savings deposits	31,729	479	1.51%	34,121	512	1.50%	39,937	591	1.48%
Time deposits	225,112	10,185	4.52%	233,312	11,570	4.96%	190,933	8,194	4.29%
Total	$359,493	$11,809	3.28%	$370,117	$13,388	3.62%	$331,437	$9,836	2.97%

The Company does not solicit nor does it have any brokered deposits. The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2008:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$12,918
Three to six months	7,668
Six to twelve months	11,466
Over twelve months	31,267
$63,319

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

The Bank’s Tier 1 Capital ratio was 9.6% as of December 31, 2008, compared to 12.4% as of December 31, 2007, 14.1% as of December 31, 2006, compared to 13.3% at December 31, 2005. The Total Capital ratio was 10.6% at December 31, 2008, compared to 13.2% at December 31, 2007, 15.1% at December 31, 2006, and 14.3% at December 31, 2005. These ratios are in excess of the mandated minimum requirements of 4% for Tier 1, and 8% for Total. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2008 the Bank’s Leverage ratio was 7.7% compared to 9.5% at December 31, 2007, 10.0% at December 31, 2006 and 9.6% at December 31, 2005. Each of these exceeds the required minimum leverage ratio of 4%. In view of the impact of the write-down of the GSE investments during 2008 and the resulting impact on the Bank’s capital ratios, the Company recognized the need for additional bank capital and used $6.0 million of the proceeds of a $7.0 million credit facility as a capital injection to the bank in order to continue to support financial needs of customers within our community and strengthen the bank’s balance sheet. In December 2003, the Company used the proceeds from the issuance of the $5 million capital trust preferred security to address the need for additional capital to support the significant growth and further expansion and strengthen the capital position of the Bank.

The following tables show risk based capital ratios and stockholders equity to total assets for the Company and its principal subsidiary, Central Virginia Bank:

		December 31,
	Regulatory Minimum		2008	2007	2006	2005

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0% 4.0% 4.0%		9.2%	13.5%	15.3%	14.5%
Tier 1 risk-based capital			8.2%	12.7%	14.4%	13.5%
Leverage ratio			6.6%	9.7%	10.7%	9.8%
Stockholders’ equity to total assets		N/A	4.2%	7.6%	8.5%	8.3%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	10.6%	13.2%	15.1%	14.3%
Tier 1 risk-based capital	4.0%	6.0%	9.6%	12.4%	14.1%	13.3%
Leverage ratio	4.0%	5.0%	7.7%	9.5%	10.0%	9.6%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by retaining earnings. Total stockholders’ equity decreased by $16.6 million to $20.3 million in 2008 from $36.9 million in 2007 principally due to write-down, net of tax, of the GSE and Lehman Brothers securities and an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. Total stockholders’ equity decreased by $0.2 million to $36.9 million in 2007 from $37.1 million 2006 principally due to an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. By contrast, shareholders equity increased by $4.18 million in 2006 as a result of earnings retention and a decrease in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. Due to the Company’s net loss the return on average equity in 2008 was -32.4%, but exclusive of the write-down was 9.6%, compared to 10.60% in 2007. In 2006, the ratio was 15.1%, (however after adjustment for the nonrecurring gain in 2006, the year’s comparable return on equity would be 13.64%), and 15.3% in 2005.

As previously discussed in Part 1 item 1 Recent Developments, the Company has elected to participate in the TARP Capital Purchase Program and has issued $11,385,000 of 5% Senior Preferred Stock to the U.S. Treasury. This additional capital will partially replace the reduction in capital as a result of the $19 million impairment write downs in 2008, and will allow the Company to leverage deposit growth thereby providing funds for additional lending. The Company has no definitive plans for raising additional capital at the current time, however, our intention is to replace the Senior Preferred within the next five years with some combination of common and or preferred stock raised through public or private channels. The cost of the Senior Preferred dividend will be approximately $570,000 annually.

Total cash dividends of $1,640,509 were paid in 2008, compared to $1,751,165 of dividends paid in 2007 representing 43.9% of net income; $1,689,562 in dividends representing 32.8% of net income for 2006; and $1,422,057 in dividends representing 28.7% of net income in 2005. Book value per share was $7.82 at December 31, 2008 compared to $14.35 at December 31, 2007, $14.60 at December 31, 2006, and $13.06 at December 31, 2005.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As a result of the loss reported for 2008, as of December 31, 2008, without prior regulatory approval, the Bank would not have had sufficient retained earnings available for distribution to the Company as dividends. At December 31, 2007, the Bank had $10.6 million of retained earnings available for distribution.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds from correspondent banks, and selling securities under repurchase agreements to correspondent banks as well as commercial customers. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in assets. More recently, the Bank has relied on wholesale borrowings as they are a much more effective and less expensive form of funding. The Bank, over the past five years, has experienced 19.5% growth in average year to date deposits – from $300.8 million in 2004 to $359.5 million in 2008. During the same period, the Bank has increased its borrowings 163.5% from an average of $38.1 million for 2004 to an average of $100.4 million for 2008. Finally over the same five year period the Bank increased its assets by 33.3% from an average of $369.5 million for 2004 to an average of $492.7 million for 2008.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2008, the Company had a positive 3 month and a negative12-month period gap position, the cumulative gap to the one year point was negative. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes the Company’s interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2008:

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years or Non-sensitive	Total
EARNING ASSETS:
Federal funds sold	$ -	$ -	$ -	$ -	$ -
Securities available for sale	48,465	18,949	48,232	25,209	140,855
Securities held to maturity	1,473	1,611	2,003	-	5,087
Loans(1)	109,083	26,921	95,267	63,265	294,536
Total interest-earning assets	$ 159,021	$ 47,481	$ 145,502	$ 88,474	$ 440,478
FUNDING SOURCES
Deposits:
Interest bearing demand	$ -	$ 6,290	$ 6,290	$ 50,318	$ 62,897
Savings	-	23,791	2,974	2,974	29,739
Time deposits, $100,000 and over	12,918	19,134	31,267	-	63,319
Other time deposits	34,058	61,821	62,344	-	158,223
Federal funds purchased and securities
sold under repurchase agreements	43,302	-	-	-	43,302
FHLB borrowings	39,500	10,000	10,000	-	59,500
Short-term borrowings	-	7,000	-	-	7,000
Capital Trust preferred securities	-	5,155	-	-	5,155
Total interest-bearing liabilities	$ 129,778	$ 133,191	$ 112,875	$ 53,292	$ 429,135
Period gap	$ 29,243	$ (85,710)	$ 32,627	$ 35,183	$ 11,343
Cumulative gap	$ 29,243	$ (56,467)	$ (23,840)	$ 11,343
Ratio of cumulative gap to total earning assets	6.64%	-12.82%	-5.41%	2.58%

(1)	Of the amount of loans due after 12 months, $69.6 million had floating or adjustable rates of interest and $88.9 million had fixed rates of interest.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include unfunded commitments to extend credit and standby letters of credit which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 12 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. The Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Contractual Obligations

The following table presents the Company’s contractual obligations at December 31, 2008 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Thousands)
Capital Trust Preferred Securities	$ 5,155	$ -	$ -	$ 5,155	$ -
Short-Term Note Payable	7,000	7,000
FHLB borrowings(1)	59,500	19,500	15,000	5,000	20,000
Total	$ 71,655	$26,500	$ 15,000	$10,155	$ 20,000

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Impairment of Loans: We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that the Corporation will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment.

Impairment of Securities: Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer and our ability and intention with regard to holding the security to maturity.

Use of Certain Non-GAAP Financial Measures In addition to results presented in accordance with United States generally accepted accounting principles (GAAP), we have presented certain non-GAAP financial measures for the year ended December 31, 2008 throughout this Form-10K, which are reconciled to GAAP financial measures below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Company’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion of a non-recurring significant gain recognized in a single accounting period permits a comparison of results for ongoing business operations. It is on this basis that we assess the Company’s performance for 2008 and establish goals for future periods. Although we believe the non-GAAP financial measures presented in this Form 10-K enhance investors’ understandings of the Company’s performance, these non-GAAP financial measures should not be considered a substitute for GAAP financial measures.

Reconciliation of Certain Non-GAAP Financial Measures

		For the Year Ended December 31,
(Dollars in thousands, except for per share data)	**	2008	2007
Net Income and Earnings Per Share
Net income (loss) (GAAP)	A	$(9,625)	$3,989
Loss on write-down, specifically the OTTI impairment of GSE/Lehman securities, net of income taxes (GAAP)		(12,474)	-
Net income, excluding impairment write-down on GSE/Lehman Brothers securities, net of income taxes (GAAP)	B	$2,849	$3,989
Weighted average shares – basic (GAAP)	C	2,579,812	2,432,152
Weighted average shares – assuming dilution (GAAP)	D	2,579,812	2,460,621
Earnings (loss) per share – basic GAAP	A/C	$(3.73)	$1.64
Excluding impairment write-down on GSE/Lehman Brothers securities, net of income taxes (GAAP)	B/C	$1.10	$1.64
Earnings (loss) per share – assuming dilution GAAP	A/D	$(3.73)	$1.62
Excluding impairment write-down on GSE/Lehman Brothers securities, net of income taxes (GAAP)	B/D	$1.10	$1.62

Return (loss) on Average Assets
Average assets (GAAP)	E	$492,698	$460,125
Return (loss) on average assets GAAP	A/E	-1.95%	0.87%
Excluding impairment write-down on GSE/Lehman Brothers securities, net of income taxes (GAAP)	B/E	0.58%	0.87%

Return (loss) on Average Equity
Average equity (GAAP)	F	$29,657	$37,632
Return (loss) on average equity GAAP	A/F	-32.45%	10.60%
Excluding impairment write-down on GSE/Lehman Brothers securities, net of income taxes (GAAP)	B/F	9.61%	10.60%
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

The following table represents the interest rate sensitivity of our net interest income (net interest income at risk) on a 12-month horizon using different rate scenarios as of December 31, 2008. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2008 data.

Change in Yield Curve	Cumulative Percentage Change in Net Interest Income	Cumulative Dollar Change in Net Interest Income
		(Dollars in Thousands)
+300 basis points	0.6%	$76
+200 basis points	6.4%	794
+100 basis points	4.3%	534
Base	-	-
-100 basis points	7.2%	888
-200 basis points	15.2%	1,874
-300 basis points	21.3%	2,632

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

The following chart reflects the change in net market value of equity, (economic value of equity at risk), by using December 31, 2008 data, over different rate environments with a one-year horizon.

Change in Yield Curve	Cumulative Percentage Change in Economic Value of Equity	Cumulative Dollar Change in Economic Value of Equity
		(Dollars in Thousands)
+300 basis points	39.0%	$9,465
+200 basis points	51.2%	12,430
+100 basis points	54.5%	13,229
Base	-	-
-100 basis points	21.7%	5,260
-200 basis points	10.2%	2,473
-300 basis points	4.1%	984

Management of the Interest Sensitivity Gap

The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, selling investment securities, replacing an earning asset or funding liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to modify sensitivity risk. These guidelines are based upon management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

Our asset-liability management committee reviews deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the Company’s overall interest sensitivity. The minutes of the committee are reported to the board of directors regularly. The periodic monitoring of interest rate risk, investment and trading activity, deposit pricing, funding and liquidity, along with any other significant transactions are managed by the Chief Financial Officer of the Bank with input from other committee members.

The following table summarizes the Company’s dynamic gap model. The dynamic gap model attempts to forecast the cumulative difference between the maturity and repricing characteristics of interest sensitive assets and interest sensitive liabilities measured at various time intervals as well as under various interest rate scenarios.

	Cumulative Dynamic Gap as a Percentage of Assets
Change in Yield Curve	Time Horizon 0 – 30 Days	Time Horizon 0 – 180 Days	Time Horizon 0 – 365 Days

+300 basis points	5.2%	-4.2%	-9.4%
+200 basis points	5.7%	-3.2%	-7.9%
+100 basis points	8.7%	2.9%	-1.7%
Base	10.1%	8.8%	7.2%
-100 basis points	10.2%	9.9%	8.6%
-200 basis points	10.2%	10.1%	8.9%
-300 basis points	10.2%	10.1%	8.9%

The table below lists the Company’s performance for the years ended December 31, 2008 and 2007 on a quarterly basis.

Summary of Financial Results by Quarter
	2008
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$6,837	$7,306	$7,588	$7,784
Interest expense	3,627	3,742	3,833	4,030
Net interest income	3,210	3,564	3,755	3,754
Provision for loan losses	370	300	300	280
Non-interest income	852	890	863	932
Non-interest expense	4,254	21,244	3,158	3,287
Income (loss) before applicable income taxes	(562)	(17,090)	1,161	1,119
Applicable income taxes (benefit)	(6,026)	(196)	251	224
Net Income (loss)	$5,464	$(16,894)	$910	$895

Earnings (Loss) per share, basic	$2.11	$(6.56)	$0.35	$0.35
Earnings (Loss) per share, diluted	$2.11	$(6.56)	$0.35	$0.34

	2007
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$7,920	$7,864	$7,579	$7,250
Interest expense	4,165	4,021	3,921	3,695
Net interest income	3,755	3,843	3,658	3,555
Provision for loan losses	180	-	-	-
Non-interest income	1,020	880	840	802
Non-interest expense	3,312	3,312	3,194	3,320
Income before applicable income taxes	1,283	1,411	1,304	1,037
Applicable income taxes	274	304	281	187
Net Income	$1,009	$1,107	$1,023	$850

Net income per share, basic	$0.39	$0.44	$0.40	$0.33
Net income per share, diluted	$0.39	$0.42	$0.40	$0.33

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and independent auditors’ reports thereon are filed as a part of this report following Item 15:

Report of Independent Registered Public Accounting Firmt
Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information set forth under the heading “ELECTION OF DIRECTORS”; “Committees”; “Code of Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive 2009 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on May 26, 2009 (the “2009 Proxy Statement”) is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information set forth under the heading “REMUNERATION” (except for the information set forth under the heading “Compensation Committee Report on Executive Compensation”) of the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “Equity Compensation Plan Information” of the 2009 Proxy Statement are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth under the heading “Certain Transactions” of the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the heading “Fees of Independent Public Accountants” and “Pre-Approved Services” of the 2009 Proxy Statement is hereby incorporated by reference.

                                                                                           PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following documents are filed herewith or incorporated herein by reference as Exhibits:

3.1	Amended and Restated Articles of Incorporation, as amended January 27, 2009 (filed herewith).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 4, 2009).
3.3	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2007).
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Central Virginia Bankshares, Inc.

Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Central Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 31, 2009

CENTRAL VIRGINIA BANKSHARES, INC
CONSOLIDATED BALANCE SHEETS
December 31,	2008	2007
ASSETS
Cash and due from banks	$ 6,565,019	$ 10,176,944
Federal funds sold	-	186,000
Total cash and cash equivalents	6,565,019	10,362,944

Securities available for sale, at fair value	140,854,918	171,561,070
Securities held to maturity, at amortized cost (fair value 2008 - $5,114,177; 2007 - $6,150,888)	5,086,919	6,011,191
Total securities	145,941,837	177,572,261

Mortgage loans held for sale	743,950	338,000
SBA loans held for sale	358,181	2,139,217
Loans:
Commercial	59,327,260	48,254,914
Real Estate: Mortgage	124,053,357	106,394,103
Home equity	18,828,294	13,863,076
Construction	81,761,966	87,127,000
Bank cards	951,063	910,607
Installment	8,512,028	9,350,397
Less unearned income	(28,232)	(51,460)
Loans, net of unearned discount	293,405,736	265,848,637
Allowance for loan losses	(3,796,458)	(2,912,082)
Loans, net	289,609,278	262,936,555

Bank premises and equipment, net	9,856,774	10,352,300
Accrued interest receivable	2,808,345	3,034,357
Deferred income taxes	12,745,878	3,077,539
Other assets	17,639,014	15,407,931
Total other assets	43,050,011	31,872,127
Total Assets	$ 486,268,276	$ 485,221,104

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand deposits	$ 33,784,800	$ 41,772,145
Interest bearing demand deposits, MMDA, and NOW accounts	62,896,702	57,860,133
Savings deposits	29,739,277	32,553,872
Certificates of deposit	158,223,402	154,949,233
Certificates of deposit $100,000 and over	63,318,955	71,625,144
Total deposits	347,963,136	358,760,527

Federal funds purchased and securities sold under repurchase agreements	43,302,142	22,237,530
FHLB borrowings	59,500,000	59,350,000
Short-term borrowings	7,000,000	-
Capital trust preferred securities	5,155,000	5,155,000
Total borrowings	114,957,142	86,742,530

Accrued interest payable	646,054	726,025
Other liabilities	2,393,782	2,127,938
Total liabilities	465,960,114	448,357,020
Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $1.25 par value; 6,000,000 shares authorized,
2,596,220 and 2,447,116 shares issued and outstanding in 2008 and 2007, respectively	3,245,275	3,058,895
Surplus	16,870,988	14,792,997
Retained earnings	10,380,523	23,633,722
Accumulated other comprehensive (loss), net	(10,188,624)	(4,621,530)
Total stockholders’ equity	20,308,162	36,864,084

Total Liabilities and Stockholders’ Equity	$486,268,276	$485,221,104

See Notes to Consolidated Financial Statements.

Central Virginia Bankshares, Inc
Consolidated Statements of Operations

Years Ended December 31,	2008	2007	2006

Interest income:
Interest and fees on loans	$19,483,893	$ 19,505,965	$17,283,586
Interest on securities and federal funds sold:
U.S. Treasury securities	-	-	5,369
U.S. government agencies and corporations	5,301,067	5,741,234	4,488,877
States and political subdivisions	878,779	965,663	1,052,826
Corporate and other	3,848,290	3,887,347	3,846,148
Federal funds sold	2,186	513,162	295,545
Total interest on securities and federal funds sold	10,030,322	11,107,406	9,688,765
Total interest income	29,514,215	30,613,371	26,972,351

Interest expense:
Interest on deposits	11,807,972	13,387,997	9,836,260
Interest on borrowings:
Federal funds purchased and securities sold
under repurchase agreements	830,597	404,818	183,964
FHLB borrowings	2,155,739	1,594,808	1,479,631
Short-term borrowings	112,875	-	-
Capital trust preferred securities	323,853	414,414	402,867
Total interest on borrowings	3,423,064	2,414,040	2,066,462
Total interest expense	15,231,036	15,802,037	11,902,722
Net interest income	14,283,179	14,811,334	15,069,629

Provision for loan losses	1,250,000	180,000	-
Net interest income after provision for loan losses	13,033,179	14,631,334	15,069,629

Non-interest income
Deposit fees and charges	1,883,144	1,852,956	1,863,372
Bank card fees	513,000	471,160	412,724
Increase in cash surrender value of life insurance	388,696	360,385	211,390
Secondary mortgage market loan fees	107,393	128,451	260,946
Investment and insurance commissions	252,094	380,025	325,156
Net realized gains on sales/calls of securities available for sale	161,929	109,548	181,481
Net realized gains on sale of assets	-	-	757,416
Other	230,922	239,529	363,543
Total non-interest income	3,537,178	3,542,054	4,376,028

See Notes to Consolidated Financial Statements.

(Continued)

Central Virginia Bankshares, Inc
Consolidated Statements of Operations

Years Ended December 31,	2008	2007	2006
Non-interest expenses:
Salaries and wages	5,411,947	5,513,696	5,347,638
Pensions and other employee benefits	1,765,902	1,973,184	1,792,745
Occupancy expense	642,326	649,689	660,897
Equipment depreciation	646,152	643,395	732,157
Equipment repairs and maintenance	370,213	408,127	374,110
Advertising and public relations	342,012	451,986	372,228
FDIC premiums	219,920	42,312	40,567
Office supplies, telephone, and postage	516,649	525,705	566,588
Taxes and licenses	318,765	295,035	261,640
Legal and professional fees	300,494	389,498	267,395
Consulting fees	352,580	297,961	305,163
Loss on write-down of securities	18,899,900	-	-
Other operating expenses	2,155,921	1,947,771	1,935,384
Total non-interest expenses	31,942,781	13,138,359	12,656,512
Income (loss) before income taxes	(15,372,424)	5,035,029	6,789,145

Income tax (benefit) expense	(5,747,710)	1,046,318	1,639,143

Net income (loss)	$ (9,624,714)	$ 3,988,711	$ 5,150,002

Basic earnings (loss) per share	$ (3.73)	$ 1.56	$ 2.04
Diluted earnings (loss) per share	$ (3.73)	$ 1.54	$ 2.01

See Notes to Consolidated Financial Statements.

Central Virginia Bankshares, Inc
Consolidated Statements of Changes in Stockholder’s Equity

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
Years Ended December 31, 2008, 2007 and 2006	Stock	Surplus	Earnings	(Loss), Net	Income (Loss)	Total

Balance, December 31, 2005	$ 2,857,023	$ 10,898,720	$ 21,116,104	$ (1,962,876)	$ -	$ 32,908,971
Comprehensive income:
Net income	-	-	5,150,002	-	5,150,002	5,150,002
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes of $215,700	-	-	-	419,067	419,067	419,067
Less reclassification adjustment for gains on
securities available for sale included in net income, net of deferred income taxes of $61,704				(119,777)	(119,777)	(119,777)
Total comprehensive income					$ 5,449,292	-
Issuance of common stock:
9,407 shares pursuant to exercise of stock options	11,758	97,854	-	-	-	109,612
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	42,196	-	-	-	42,196
114,219 shares pursuant to a 5% stock dividend	142,774	3,031,372	(3,174,146)	-	-	-
10,049 shares pursuant to dividend reinvestment plan	12,562	259,097	-	-	-	271,659
Payment for 223 fractional shares of common stock	-	-	(6,222)	-	-	(6,222)
Cash dividends declared, $.71 per share	-	-	(1,689,562)	-	-	(1,689,562)
Balance, December 31, 2006	3,024,117	14,329,239	21,396,176	(1,663,586)		37,085,946
Comprehensive income:
Net income	-	-	3,988,711	-	3,988,711	3,988,711
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of
deferred income taxes of $1,490,693	-	-	-	(2,885,785)	(2,885,785)	(2,885,785)
Less reclassification adjustment for gains on
securities available for sale included in net income, net of deferred income taxes of $37,389	-	-	-	(72,159)	(72,159)	(72,159)
Total comprehensive income					$ 1,030,767	-
Issuance of common stock:
14,512 shares pursuant to exercise of stock options	18,140	147,526	-	-	-	165,666
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	52,588	-	-	-	52,588
13,311 shares pursuant to dividend reinvestment plan	16,638	263,644	-	-	-	280,282
Cash dividends declared, $.72 per share	-	-	(1,751,165)	-	-	(1,751,165)
Balance, December 31, 2007	3,058,895	14,792,997	23,633,722	(4,621,530)		36,864,084

(Continued)

See Notes to Consolidated Financial Statements.

(Continued)

Central Virginia Bankshares, Inc
Consolidated Statements of Changes in Stockholder’s Equity

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
Years Ended December 31, 2008, 2007 and 2006	Stock	Surplus	Earnings	(Loss), Net	Income (Loss)	Total
Balance, December 31, 2007	3,058,895	14,792,997	23,633,722	(4,621,530)		36,864,084
Comprehensive (loss):
Net (loss)	-	-	(9,624,714)	-	(9,624,714)	(9,624,714)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of
deferred income taxes of $2,812,841	-	-	-	(17,949,251)	(17,949,251)	(17,949,251)
Reclassification adjustment for loss on write down of securities, net of deferred income taxes of $6,410,870	-	-	-	12,489,030	12,489,030	12,489,030
Reclassification adjustment for gains on
securities available for sale included in net loss, net of deferred income taxes of $55,056	-	-	-	(106,873)	(106,873)	(106,873)
Total comprehensive (loss)					$ (15,191,808)
Issuance of common stock:
3,682 shares pursuant to exercise of stock options	4,603	38,367	-	-	-	42,970
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	7,436	-	-	-	7,436
122,425 shares pursuant to a 5% stock dividend	153,031	1,830,254	(1,983,285)	-	-	-
22,997 shares pursuant to dividend reinvestment plan	28,746	201,934	-	-	-	230,680
Payment for 290 fractional shares of common stock	-	-	(4,691)	-	-	(4,691)
Cash dividends declared, $.645 per share	-	-	(1,640,509)	-	-	(1,640,509)
Balance, December 31, 2008	$ 3,245,275	$ 16,870,988	$ 10,380,523	$ (10,188,624)		$ 20,308,162

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, NC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$ (9,624,714)	$ 3,988,711	$ 5,150,002
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	858,733	849,185	933,505
Amortization	35,303	37,178	37,177
Deferred income taxes	(6,801,320)	(158,392)	(60,128)
Provision for loan losses	1,250,000	180,000	-
Amortization and accretion on securities, net	97,792	24,848	46,016
Loss on valuation of swap agreement	-	29,379	23,962
Realized gain on sales/calls of securities available for sale	(161,929)	(109,548)	(181,481)
Loss on write-down of securities	18,899,900	-
(Gain) on disposal of premises and equipment	-	-	(757,416)
Increase in cash value of life insurance	(388,696)	(360,385)	(212,870)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(405,950)	(2,139,217)	717,400
SBA loans held for sale	1,781,036	(145,600)	-
Accrued interest receivable	226,012	(348,469)	(43,845)
Other assets	(1,495,304)	257,229	207,674
Increase (decrease) in liabilities
Accrued interest payable	(79,971)	97,084	111,824
Other liabilities	270,181	554,888	234,680
Net cash provided by operating activities	4,461,073	2,756,891	6,206,500

Cash Flows From Investing Activities
Proceeds from calls and maturities of securities held to maturity	925,413	2,259,500	205,400
Proceeds from calls and maturities of securities available for sale	63,851,374	15,191,940	7,775,891
Proceeds from sales of securities available for sale	19,805,505	7,202,636	11,418,118
Purchase of securities available for sale	(80,221,745)	(41,103,925)	(18,676,148)
Net increase in loans made to customers	(27,922,723)	(57,498,855)	(10,977,144)
Proceeds from sale of assets	-	-	879,648
Net purchases of premises and equipment	(363,207)	(609,742)	(687,886)
Purchase of bank owned life insurance	-	(2,578,163)	-
Acquisition of restricted securities and other investments	(379,286)	(1,047,580)	(292,050)
Net cash (used in) investing activities	(24,304,669)	(78,184,189)	(10,354,171)

See Notes to Consolidated Financial Statements.

(Continued)

CENTRAL VIRGINIA BANKSHARES, NC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006

Cash Flows From Financing Activities
Net (decrease) in demand deposits, MMDA, NOW, and savings accounts	(5,765,371)	(6,692,343)	(8,021,182)
Net increase (decrease) in time deposits	(5,032,020)	7,459,391	43,785,713
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	21,064,612	22,173,030	(4,625,500)
Net proceeds on FHLB borrowings	150,000	24,350,000	4,500,000
Net proceeds from short-term loan	7,000,000	-	-
Net proceeds from issuance of common stock	273,650	445,948	381,271
Payment for fractional shares of common stock	(4,691)	-	(6,222)
Dividends paid	(1,640,509)	(1,751,165)	(1,689,562)
Net cash provided by financing activities	16,045,671	45,984,861	34,324,518
Increase (decrease) in cash and cash equivalents	(3,797,925)	(29,442,437)	30,176,847
Cash and cash equivalents, beginning	10,362,944	39,805,381	9,628,534
Cash and cash equivalents, ending	$ 6,565,019	$ 10,362,944	$ 39,805,381
Supplemental Disclosures of Cash Flow Information
Interest Paid	$ 15,311,007	$ 15,704,953	$ 11,790,898
Income taxes paid	991,507	1,064,138	1,723,676
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized (loss) on securities available for sale	$ (8,434,991)	$ (4,486,026)	$ (453,285)
Loans transferred to other real estate owned	1,244,946	-	-

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at December 31, 2008. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the valuation of securities and deferred tax assets and liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

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

The Bank maintains cash accounts with other commercial banks. The amount of these deposits at December 31, 2008 exceeded the insurance limit of the FDIC by $1,265,177. The Bank has not experienced any losses in such accounts. The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $227,000 and $4,116,000 at December 31, 2008 and 2007, respectively.

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

Securities to be held for indefinite periods of time, which may be to maturity or which may be sold as needs arise, are classified as “available for sale” and accounted for at market value on an individual basis. These include securities used as part of the Company’s asset/liability management strategy and may be sold in response to changes in the Bank’s liquidity requirements due to increases in loan demand, changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported in accumulated other comprehensive income, a component of stockholders’ equity, net of the related deferred tax effect. Realized gains and losses of securities available for sale are included in net securities gains and losses based on the specific identification method.

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Company held no trading securities during the years ended December 31, 2008 and 2007.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers may factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

United States SBA Loan Certificates held for sale: The Company, through a business arrangement with Community Bankers Securities (“CBS”), provides temporary short-term financing for United States Government Small Business Administration Guaranteed Interest Certificates (“Certificates”) until such times as the Certificates can be aggregated into a U.S. Small Business Administration Guaranteed Loan Pool (“Pool”) by CBS. Upon assembling the requisite number of Certificates that aggregate the desired principal amount and yield, CBS repurchases the Certificates from the Bank, transferring them to the exclusive Fiscal and Transfer Agent (“FTA”) receiving in exchange, a security backed by the pool of Certificates, which is then sold by CBS to the end investor. As the Certificates represent the guaranteed portion of SBA loans, they are reported as loans held for sale. SBA loans held for sale were $358,181 and $2,139,217 as of December 31, 2008 and 2007, respectively.

Rate lock commitments: The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Company protects itself from changes in interest rates by simultaneously entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with purchaser of each loan, the Company is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Loans: Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related yield. The Bank is amortizing these amounts over the life of the loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

All current year interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components. The specific component related to loans that are classified as either doubtful or substandard. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Bank premises and equipment: Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Expenditures for improvements and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Depreciation is not recognized on branches or banking facilities purchased or constructed until the facility is occupied and open for business. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	5 - 39
Furniture and equipment	3 - 10

Foreclosed real estate: Foreclosed real estate represents properties acquired through foreclosure or other proceedings. Foreclosed real estate is recorded at the lower of the carrying amount or fair value less estimated costs to sell. Foreclosed real estate is evaluated periodically to ensure the carrying amount is supported by its current fair value. At December 31, 2008 the Bank held foreclosed real estate totaling $1,172,972 while none was held at December 31, 2007.

Public relations and marketing costs: Public relations and marketing costs are generally expensed as incurred.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Stock Compensation Plans: The compensation cost relating to share-based payment transactions is recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.

Earnings Per Share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted

SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on the consolidated financial statements of the Company.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 were effective for the Company on December 31, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies and corporations	$ 90,103,520	$ 875,648	$ (1,293,728)	$ 89,685,440
Bank eligible preferred and equities	2,603,657	6,010	(1,200,602)	1,409,065
Mortgage-backed securities	8,128,778	137,777	(739,275)	7,527,280
Corporate and other debt	45,357,621	330,127	(13,266,471)	32,421,277
States and political subdivisions	10,101,542	109,985	(399,671)	9,811,856
	$ 156,295,118	$ 1,459,547	$(16,899,747)	$ 140,854,918

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies and corporations	$ 93,960,245	$ 685,835	$ (719,790)	$ 93,926,290
Bank eligible preferred and equities	20,677,767	26,338	(4,649,856)	16,054,249
Mortgage-backed securities	8,478,938	14,774	(464,994)	8,028,718
Corporate and other debt	42,783,100	420,760	(2,392,603)	40,811,257
States and political subdivisions	12,667,107	110,156	(36,707)	12,740,556
	$ 178,567,157	$ 1,257,863	$ (8,263,950)	$ 171,561,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The amortized cost and approximate market value of securities available for sale at December 31, 2008 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. Additionally, many of the U. S. government agency securities held have one-time, semiannual, quarterly, or continuous call provisions that allow the agency to redeem the debt substantially in advance of the contractual maturity.

	Amortized Cost	Approximate Market Value
Due in one year or less	$ 995,377	$ 878,220
Due after one year through five years	17,479,960	16,112,212
Due after five years through ten years	39,850,186	37,515,106
Due after ten years	87,237,160	77,413,035
Bank eligible preferred and equities	2,603,657	1,409,065
Mortgage-backed securities	8,128,778	7,527,280
	$ 156,295,118	$ 140,854,918

Gross gains of $363,116, $200,654 and $222,726 were realized on sales and redemptions of securities available for sale in 2008, 2007 and 2006, respectively. Gross losses of $201,187, $91,106 and $41,245 were realized on the sale of securities available for sale in 2008, 2007 and 2006, respectively.   The tax effect of these sales was $55,056, $37,389, and $61,704 for 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

Securities with unrealized losses were as follows:

	December 31, 2008
	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U. S. government agencies
and corporations	$ 26,484,762	$ (579,388)	$ 1,285,660	$ (714,340)	$ 27,770,422	$ (1,293,728)
Bank eligible preferred and
equities	199,750	(29,045)	2,253,657	(1,171,557)	2,453,407	(1,200,602)
Mortgage-backed securities	1,147,765	(7,724)	255,550	(731,551)	1,403,315	(739,275)
Corporate and other debt	8,954,463	(2,499,377)	13,904,955	(10,767,094)	22,859,418	(13,266,471)
States and political
subdivisions	4,911,159	(355,928)	213,861	(43,743)	5,125,020	(399,671)
	$ 41,697,899	$ (3,471,462)	$ 17,913,683	$(13,428,285)	$ 59,611,582	$(16,899,747)

	December 31, 2007
	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U. S. government agencies
and corporations	$ 3,693,120	$ (65,458)	$ 12,407,770	$ (654,332)	$ 16,100,890	$ (719,790)
Bank eligible preferred and
equities	10,751,850	(3,301,956)	2,864,600	(1,347,900)	13,616,450	(4,649,856)
Mortgage-backed securities	1,311,762	(406,799)	4,938,187	(58,195)	6,249,949	(464,994)
Corporate and other debt	15,568,455	(1,496,277)	10,707,412	(896,326)	26,275,867	(2,392,603)
States and political
subdivisions	1,455,903	(29,229)	1,354,876	(7,478)	2,810,779	(36,707)
	$ 32,781,090	$ (5,299,719)	$ 32,272,845	$ (2,964,231)	$ 65,053,935	$ (8,263,950)

The Company recorded Other Than Temporary Impairment (OTTI) related to its investments in preferred stock issuances in the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac) and the Federal National Mortgage Association (FNMA or Fannie Mae) of $16,858,188 at September 30, 2008. An additional OTTI charge on a Lehman Brothers bond in the amount of $992,662 was also recorded at that time. The Lehman Brothers bond was completely written off due to the bankruptcy of the company. The FHLMC and FNMA preferred stocks were written down to their respective market values at September 30, 2008. The market values of these stocks declined further by December 31, 2008 and management made the decision to completely write-down the remaining value. An additional OTTI charge of $1,049,050 was recorded at December 31, 2008 for this purpose.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors. Of the securities in a net unrealized loss position as of December 31, 2008, $13.3 million of the total $17.0 million unrealized loss is in the corporate and other debt category where the Company has a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues. Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value. While this is not considered to be a permanent condition, the Company cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered by the Company in its evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially its entire investment in the securities within a reasonable period of time, the impairment is considered temporary. The Company has determined that there was no other than temporary impairment associated with the above securities at December 31, 2008 and 2007.

Carrying amounts and approximate market values of securities being held to maturity are as follows:

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,086,919	$ 44,623	$ (17,365)	$ 5,114,177

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 6,011,191	$ 139,728	$ (31)	$ 6,150,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The amortized cost and approximate market value of securities being held to maturity at December 31, 2008, by contractual maturity, are shown below.

	Amortized Cost	Approximate Market Value
Due in one year or less	$ 639,757	$ 648,369
Due after one year through five years	1,129,120	1,146,987
Due after five years through ten years	1,799,411	1,799,723
Due after ten years	1,518,631	1,519,098
	$ 5,086,919	$ 5,114,177

Available for Sale Securities with an amortized cost of $44,123,569 and $29,880,949 and a market value of $44,049,954 and $30,083,760 and Held to Maturity Securities with an amortized cost of $1,839,037 and $2,004,113 and a market value of $1,826,844 and $2,063,146 at December 31, 2008 and 2007, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

Major classifications of loans are summarized as follows:

	December 31,
	2008	2007
Commercial	$ 59,327,260	$ 48,254,914
Real estate:
Mortgage	124,053,357	106,394,103
Home equity	18,828,294	13,863,076
Construction	81,761,966	87,127,000
Bank cards	951,063	910,607
Installment	8,512,028	9,350,397
	293,433,968	265,900,097
Less unearned discount	(28,232)	(51,460)
	293,405,736	265,848,637
Allowance for loan losses	(3,796,458)	(2,912,082)
Loans, net	$ 289,609,278	$ 262,936,555

At December 31, 2008 and 2007, overdraft demand deposit accounts totaling $142,100 and $213,761, respectively, were reclassified as loans within the Installment loan category.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2008	2007	2006
Balance, beginning	$ 2,912,082	$ 2,889,496	$ 2,917,670
Provision charged to operations	1,250,000	180,000	-
Loans charged off	(428,110)	(222,527)	(107,442)
Recoveries	62,486	65,113	79,268
Balance, ending	$ 3,796,458	$ 2,912,082	$ 2,889,496

The following is a summary of information pertaining to impaired and nonaccrual loans:

December 31
	2008	2007
Impaired loans without a valuation allowance	$ 4,649,709	$ 697,500
Impaired loans with a valuation allowance	4,121,208	-
Total impaired loans	$ 8,770,917	$ 697,500
Valuation allowance related to impaired loans	$ 1,133,374	$ -
Total nonaccrual loans	$ 10,422,032	$ 2,360,794
Total loans past-due ninety days or more and still accruing	$ 1,175,189	$ 1,757,544

	Years Ended December 31,
	2008	2007
Average investment in impaired loans	$ 4,118,690	$1,906
Interest income recognized on impaired loans	$ 122,504	$ 0

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation are summarized as follows:

	December 31,
	2008	2007
Land	$ 1,958,738	$ 1,958,738
Buildings and improvements	7,420,073	7,373,968
Furniture and equipment	9,931,093	9,613,991
	19,309,904	18,946,697
Less accumulated depreciation	9,453,130	8,594,397
	$ 9,856,774	$ 10,352,300

Depreciation expense for the years ending December 2008, 2007 and 2006 was $858,733, $849,185 and $933,505, respectively.

Note 5. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies in the face amount of approximately $15,366,235 maintained on certain of its officers and directors. The earnings from these policies are used to offset increases in employee benefit costs. The cash surrender value of these policies of $9,368,526 and $8,979,830 at December 31, 2008 and 2007, respectively.

Note 6. Maturities of Time Deposits

The scheduled maturities of time deposits at December 31, 2008, are as follows:

December 31
2009	$ 127,881,029
2010	47,951,477
2011	25,478,269
2012	15,566,069
2013	4,665,513
$ 221,542,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FHLB and Other Borrowings

Federal Home Loan Bank borrowings: The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $2,274,000. The borrowings at December 31, 2008 and 2007, consist of the following:

	2008	2007
Interest payable quarterly at a fixed rate
of 2.99%, principal due and payable
on March 17, 2014, callable only on
March 17, 2009	$ 5,000,000	$ 5,000,000
Interest payable quarterly at a fixed rate
of 3.71%, principal due and payable
on November 14, 2013	5,000,000	5,000,000
Interest payable quarterly at a fixed rate
of 4.5092%, principal due and payable on
July 24, 2017	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
4.57%, principal due and payable on
June 29, 2016, callable quarterly
beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
5.24%, principal due and payable on
June 29, 2011	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
5.08%, principal due and payable on
June 29, 2009, callable quarterly
beginning September, 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
4.315%, principal due and payable on
August 22, 2016, callable quarterly
beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
3.82250%, principal due and payable
on November 19, 2012	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-
payable daily at Bank’s option, maturity
December 31, 2009, interest adjusted daily
currently, 0.46% as of December 31, 2008.	14,500,000	14,350,000
	$ 59,500,000	$ 59,350,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FHLB and Other Borrowings (Continued)

The contractual maturities of FHLB advances as of December 31, 2008 are as follows (dollars in thousands):

Due in 2009	$ 19,500,000
Due in 2010	-
Due in 2011	5,000,000
Due in 2012	10,000,000
Due in 2013	5,000,000
Thereafter	20,000,000
$ 59,500,000

Other borrowings: Federal funds were purchased in the amount of $7,002,000 at December 31, 2008 at a rate of .6878%. These funds mature daily. There were no federal funds purchased at December 31, 2007.

Securities sold under agreements to repurchase amounted to $35,000,000 and $20,000,000 at December 31, 2008 and December 31, 2007, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $36,404,528 at December 31, 2008 and $21,089,120 at December 31, 2007. The rates of interest were 1.00% and 4.75% respectively at the same time periods. Repurchase agreements for customers total $1,300,142 at December 31, 2008 and $2,237,530 at December 31, 2007. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2,703,750 at December 31, 2008 and $5,000,000 at December 31, 2007. Interest rates of 0.50% and 2.4375% were paid on these borrowings at the same time periods respectively.

On September 30, 2008, the Company entered into a loan agreement with the Bank’s primary correspondent bank, Community Bankers Bank, for $7,000,000. The terms of the loan are for a term of 12 months with monthly interest payments at a rate of 6%.

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of December 31, 2008 total $142,712,000, of which $41,210,000 remains available to borrow. The total amount of borrowing facilities at December 31, 2007, was approximately $120,016,773 with $40,666,773 available to borrow.

Note 8. Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares Statutory Trust I (Trust). The Trust holds $5,155,000 in floating rate junior subordinated debentures due December 17, 2033, issued by the Company on December 17, 2003. Distributions on the $5,000,000 in Preferred Securities are payable quarterly at an annual rate of three-month LIBOR plus 2.85% (6.61188% and 7.68% at December 31, 2008 and 2007 respectively). However, the Company has the option to defer distributions for up to five years. Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Tax Matters

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements. The Company and the Bank file a consolidated federal income tax return. The consolidated provision for income taxes for the years ended December 31, 2008, 2007, and 2006, are as follows:

	2008	2007	2006
Currently payable	$ 1,053,610	$ 1,204,710	$ 1,699,271
Deferred benefit	(6,801,320)	(158,392)	(60,128)
	$ (5,747,710)	$ 1,046,318	$ 1,639,143

A reconciliation of the expected income tax expense computed at 34% to the income tax expense (benefit) included in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2008	2007	2006
Computed “expected” tax expense (benefit)	$ (5,226,624)	$ 1,711,910	$ 2,308,309
Tax-exempt interest	(192,073)	(212,301)	(227,803)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	23,843	30,763	29,168
Dividends received deduction	(195,758)	(246,946)	(257,229)
Increase in cash value of life insurance	(73,853)	(68,473)	(40,165)
Tax credits from limited partnership
investment	(159,355)	(159,355)	(159,355)
Other	76,110	(9,280)	(13,782)
	$ (5,747,710)	$ 1,046,318	$ 1,639,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Tax Matters (Continued)

The components of the net deferred tax asset are as follows at December 31:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$ 1,232,434	$ 932,870
Less valuation allowance	(308,109)	(233,218)
	924,325	699,652
Unrealized loss on securities available for sale	5,251,576	2,384,557
Other than temporary impairment of securities	6,425,966	-
Passive loss carryover	30,812	30,812
Net deferred loan fees	125,422	111,102
Accrued professional fees	20,767	17,142
Accrued supplemental retirement expense	558,286	448,425
Limited partnership investment	20,067	-
Reserve for uncollectible late charges	6,809	5,100
Interest income on nonaccrual loans	102,479	28,075
	13,466,509	3,724,865

Deferred tax liabilities:
Property and equipment	348,498	265,325
Cumulative increase in cash surrender value	313,287	254,983
Limited partnership investment	-	6,301
Other investments	58,846	120,717
	720,631	647,326

Net deferred tax asset	$ 12,745,878	$ 3,077,539

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

Profit-Sharing: This portion of the plan is discretionary and is based on the profitability of the Company on an annual basis. The Board of Directors approves the Company’s profit-sharing percentage contribution annually. The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. Contributions for 2008, 2007, and 2006 represented 3.5 percent, 7.0 percent, and 6.0 percent, respectively of all participants’ eligible wages.

401K: This portion of the plan provides for employee contributions of a portion of their eligible wages on a pre-tax basis subject to statutory limitations. The Bank provides a matching contribution of $1.00 for every $1.00 the participant contributes up to 3 percent of the participant’s eligible wages and $.50 for every $1.00 contributed of the next 2 percent of their eligible wages.

The total contributions to both of the above plans for the years ended December 31, 2008, 2007, and 2006, were $343,239, $503,896, and $399,936, respectively.

Note 11. Supplemental Executive Retirement Agreements

The Bank has established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit arrangement for selected executive and senior officers of the Bank as designated by the Board of Directors. The participants in the SERP include the four executive officers as well as six other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual award equal to 25 percent of the participant’s final compensation, payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retirement beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and the requirements necessary to receive a supplemental benefit under the SERP have otherwise been met, the benefit shall be paid to the participant or the surviving spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control. The Company calculates the adequacy of the total accrued SERP liability as well as the annual expense to be recorded each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Supplemental Executive Retirement Agreement (Continued)

The accrued liability payable at December 31, 2008 and 2007 totaled $1,642,017 and $1,318,898, respectively. The Company’s expense related to the plan was $323,119, $345,643, and $318,502 for 2008, 2007, and 2006, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2008 and 2007 is as follows:

	2008	2007
Commitments to extend credit	$ 65,672,372	$ 72,213,727
Unfunded commitments under lines of credit	5,525,328	5,636,478
Standby letters of credit	3,891,842	4,454,847
	$ 75,089,542	$82,305,052

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aggregate loan transactions with related parties were as follows:

	Years Ended December 31,
	2008	2007
Balance, beginning	$ 3,504,807	$ 4,418,606
New loans	3,727,570	1,519,218
Repayments	(2,168,436)	(2,433,017)
Balance, ending	$ 5,063,941	$ 3,504,807

Note 14. Stock Dividend

On June 13, 2008, the Company issued 122,425 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of May 30, 2008. As a result of the stock dividend, common stock was increased by $153,031, surplus was increased by $1,830,254, and retained earnings was decreased by $1,983,285. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect this stock dividend.

Note 15. Stock Option Plan

The Company has a Stock Plan that provides for the grant of Stock Options up to a maximum of 341,196 shares of common stock of which 157,948 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. All shares reported have been restated for the 5% stock dividend in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Incentive Stock Option Plan (Continued)

The following table presents a summary of options under the Plan:

	December 31
	2008
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	53,799	$13.88
Granted	-	-
Exercised	(3,682)	11.12
Forfeited	(887)	16.61
Outstanding at end of year	49,230	14.04	$ -
Options exercisable at year-end	49,230	14.04	$ -

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.52 $11.12 - $12.53 $15.21 - $24.81	2,458 31,061 15,711	1.08 years .62 years 5.00 years	$ 7.52 11.18 20.70	2,458 31,061 15,711	$ 7.52 11.18 20.70

The total intrinsic value of options exercised was $21,871 in 2008 and $171,339 in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	2008	2007	2006
Income (loss) available to common stockholders
used in basic EPS	$ (9,624,714)	$ 3,988,711	$ 5,150,002

Weighted average number of common
shares used in basic EPS	2,579,812	2,553,760	2,527,106

Effect of dilutive securities:
Stock options	–	29,892	39,345

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,579,812	2,583,652	2,566,451

All shares reported have been restated for the 5% stock dividend distributed in June 2008. For 2008 and 2007, stock options for 49,230 and 9,268 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. There were no option shares considered antidilutive for 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2008, that the Company and subsidiary meet all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Regulatory Matters (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 35,140	9.19%	$ 30,587	8.00%	N/A
Central Virginia Bank	40,595	10.64%	30,524	8.00%	$ 38,155	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	31,344	8.20%	15,294	4.00%	N/A
Central Virginia Bank	36,799	9.64%	15,262	4.00%	22,893	6.00%

Tier I Capital (to Average Assets)
Consolidated	31,344	6.55%	19,141	4.00%	N/A
Central Virginia Bank	36,799	7.72%	19,070	4.00%	23,838	5.00%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 49,272	13.52%	$ 29,155	8.00%	N/A
Central Virginia Bank	47,902	13.16%	29,119	8.00%	$ 36,398	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	46,360	12.72%	14,577	4.00%	N/A
Central Virginia Bank	44,990	12.36%	14,559	4.00%	21,839	6.00%

Tier I Capital (to Average Assets)
Consolidated	46,360	9.73%	19,055	4.00%	N/A
Central Virginia Bank	44,990	9.47%	19,008	4.00%	23,760	5.00%

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Under that limitation, the Bank could have declared no additional dividends in 2008 without regulatory approval.

Note 18. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value Measurements (Continued)

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value Measurements (Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$140,854,918	$-	$140,854,918	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBA loan certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value Measurements (Continued)

considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Impaired Loans, net of valuation allowance	$2,987,834	$ -	$2,987,834	$ -

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

Note 18. Fair Value Measurements (Continued)

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

FHLB borrowings: The fair value of FHLB borrowings is estimated by discounting its future cash flows using net rates offering for similar borrowings.

Capital trust preferred securities: The carrying amount of the capital trust preferred securities approximates their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value Measurements (Continued)

The following is a summary of the carrying amounts and estimated fair values of the Company and Bank’s financial assets and liabilities at December 31, 2008 and 2007:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 6,565,019	$ 6,565,019	$ 10,176,944	$ 10,176,944
Federal funds sold	-	-	186,000	186,000
Securities available for sale	140,854,918	140,854,918	171,561,070	171,561,070
Securities held to maturity	5,086,919	5,114,177	6,011,191	6,150,888

Loans held for sale	1,102,131	1,102,131	2,477,217	2,477,217
Loans, net	289,609,278	298,411,278	262,936,555	272,731,555
Accrued interest receivable	2,808,345	2,808,345	3,034,357	3,034,357

Financial liabilities:
Demand and variable rate deposits	126,420,779	126,420,779	132,186,150	132,186,150
Certificates of deposits	221,542,357	230,832,357	226,574,377	233,412,377
Federal funds purchased and
securities sold under repurchase
Agreements	43,302,142	43,302,142	22,237,530	22,237,530
FHLB borrowings	59,500,000	59,590,000	59,350,000	64,350,000
Short-term borrowings	7,000,000	7,000,000	-	-
Capital trust preferred securities	5,155,000	5,155,000	5,155,000	5,155,000
Accrued interest payable	646,054	646,054	726,025	726,025

At December 31, 2008 and 2007, the Company had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., are presented below.

BALANCE SHEETS
	December 31,
Assets	2008	2007
Cash	$ 317,795	$ 881,548
Investment in subsidiary	30,738,452	40,533,080
Securities available for sale, at fair value	1,103,875	357,850
Accrued interest receivable	8,105	-
Other assets	296,102	246,606
	$ 32,464,329	$ 42,019,084
Liabilities
Capital trust preferred securities	$ 5,155,000	$ 5,155,000
Short-term borrowings	7,000,000	-
Accrued interest payable	1,167	-
	12,156,167	5,155,000
Stockholders' Equity
Common stock	3,245,275	3,058,895
Surplus	16,870,988	14,792,997
Retained earnings	10,380,523	23,633,722
Accumulated other comprehensive (loss), net	(10,188,624)	(4,621,530)
Total stockholders’ equity	20,308,162	36,864,084
Total liabilities and stockholders’ equity	$ 32,464,329	$ 42,019,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2008	2007	2006
Income:
Dividends received from subsidiary	$ 1,015,000	$ 2,115,000	$ 1,783,500
Equity (deficit) in undistributed earnings (loss) of subsidiary	(10,225,902)	2,242,806	3,648,168
Dividend income	36,788	32,872	31,687
Net realized gains on sale of securities available for sale	-	3,600	-
Gain (loss) on valuation of swap agreement	-	(27,447)	(23,962)
Gain (loss) on sale of assets	-	(1,932)	46,683
Income (expense) on swap agreement	-	33,777	78,183
Other income	1,301	1,375	1,450
	(9,172,813)	4,400,051	5,565,709
Expenses:
Operating expenses	254,901	188,900	170,389
Interest expense	436,728	414,414	402,867
	691,629	603,314	573,256
Income (loss) before income taxes	(9,864,442)	3,796,737	4,992,453

Income tax (benefit)	(239,728)	(191,974)	(157,549)
Net income (loss)	$ (9,624,714)	$ 3,988,711	$ 5,150,002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent-Only Financial Statements (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(9,624,714)	$ 3,988,711	$ 5,150,002
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed (earnings) deficit of subsidiary	10,225,902	(2,242,806)	(3,648,168)
Deferred income taxes	(15,096)	-	-
Accretion on securities	(807)	-	-
Amortization of trust preferred origination cost	20,625	22,500	22,500
(Gain) loss on valuation of Swap Agreement	-	27,447	23,962
Loss on write-down of securities	44,400	-	-
Realized (gain) on sales of securities available for sale	-	(3,600)	-
Realized (gain) loss on sale of assets	-	1,932	(46,683)
(Increase) decrease in other assets:
Accrued interest receivable	(8,105)	-	-
Other assets	(60,575)	(57,898)	(13,426)
Increase in other liabilities:
Accrued interest payable	1,167	-	-
Net cash provided by operating activities	582,797	1,736,286	1,488,187

Cash Flows From Investing Activities
Proceeds from sales and calls of securities available for sale	-	120,000	-
Purchase of securities available for sale	(775,000)	(76,875)	-
Capital investment in subsidiary bank	(6,000,000)	-	-
Proceeds from sale of assets	-	112,525	106,533
Net cash provided by (used in) investing activities	(6,775,000)	155,650	106,533

Cash Flows From Financing Activities
Net proceeds from short-term borrowings	7,000,000	-	-
Net proceeds from issuance of common stock	273,650	445,948	381,271
Payment for fractional shares of common stock	(4,691)	-	(6,222)
Dividends paid	(1,640,509)	(1,751,165)	(1,689,562)
Net cash provided by (used in) financing activities	5,628,450	(1,305,217)	(1,314,513)

Increase (decrease) in cash	(563,753)	586,719	280,207
Cash, beginning	881,548	294,829	14,622
Cash, ending	$ 317,795	$ 881,548	$ 294,829

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Subsequent Events

On January 22, 2009 the Company held a Special Meeting of Shareholders for the purpose of approving an amendment and restatement of the Articles of Incorporation of Central Virginia Bankshares, Inc. to authorize the issuance of preferred stock. The primary purpose of authorizing preferred stock is to allow participation in the Capital Purchase Program (“Capital Purchase Program”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”). At the meeting, affirmative votes were received from not less than two-thirds of the shares of common stock then outstanding thereby approving the amendment of the Articles of Incorporation and authorizing the Company to issue up to 1,000,000 shares of preferred stock.

On January 30, 2009, as part of the Capital Purchase Program, the Company issued and sold to Treasury for an aggregate purchase of $11,385,000 in cash (i) 11,385 shares of the Company’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.25 per share, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 263,542 shares of the Company’s common stock, par value $1.25 per share (“Common Stock”), at an initial exercise price of $6.48 per share (“Warrant”). The Series A Preferred Stock may be treated as Tier 1 capital for regulatory capital adequacy determination purposes.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) beginning on January 30, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus and accrued and unpaid dividends) if (i) the Company has raised aggregate gross proceeds in one or more qualified equity offerings (as defined in the purchase agreement with Treasury) of at least $2.85 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. Any redemption is subject to the consent of the FDIC.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of the cash dividends in excess of the Company’s current quarterly cash dividend of $0.105 per share) and on the Company’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Company to certain of the executive compensation limitations included in the

EESA until such time as Treasury no longer owns any debt or equity securities acquired through the Capital Purchase Program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: March 31, 2009	By:/s/ Ralph Larry Lyons
Ralph Larry Lyons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/s/ Ralph Larry Lyons
Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
March 31, 2009	/s/ Charles F. Catlett, III
Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
March 31, 2009	/s/ Robert A. Burge
Robert A. Burge Vice President & Controller
March 31, 2009	/s/ Thomas R. Thornton, Jr.
Thomas R. Thornton, Jr. Vice President (Principal Accounting Officer)
March 31, 2009	/s/ John B. Larus
John B. Larus Director
March 31, 2009	/s/ Elwood C. May
Elwood C. May Secretary of the Board of Directors

March 31, 2009	/s/ James T. Napier
James T. Napier Chairman of the Board of Directors
March 31, 2009	/s/ Kemper W. Baker, Jr.
Kemper W. Baker, Jr. Director
March 31, 2009	/s/ Roseleen P. Rick
Roseleen P. Rick Director
March 31, 2009	/s/ William C. Sprouse, Jr.
William C. Sprouse, Jr. Director
March 31, 2009	/s/ Phoebe P. Zarnegar
Phoebe P. Zarnegar Director
March 31, 2009	/s/ Clarke C. Jones
Clarke C. Jones Director

"

EXHIBITS INDEX

Item No.	Description

3.1	Amended and Restated Articles of Incorporation, as amended January 27, 2009 (filed herewith).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 4, 2009).
3.3	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2007).
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).