Form 10-Q
period 2009-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2009-05-15
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common stock, par value $1.25	2,602,134

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information	Page No.

Item 1	Financial Statements

Consolidated Balance Sheets -

March 31, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Income – Three Months

Ended March 31, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Stockholders’ Equity - Three

Months Ended March 31, 2009 and 2008 (Unaudited)	6

Consolidated Statements of Cash Flows - Three

Months Ended March 31, 2009 and 2008 (Unaudited)	8

Notes to Consolidated Financial Statements -

March 31, 2009 and 2008 (Unaudited)	9

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4	Controls and Procedures	34

Part II. Other Information

Item 1	Legal Proceedings	35

Item 1A	Risk Factors	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3	Defaults Upon Senior Securities	35

Item 4	Submission of Matters to a Vote of Security Holders	35

Item 5	Other Information	35

Item 6	Exhibits	36

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$7,290,018	$6,565,019
Federal funds sold	5,473,000	-
Total cash and cash equivalents	12,763,018	6,565,019
Securities available for sale at fair value	145,153,659	140,854,918
Securities held to maturity at amortized cost (fair value 2009 $5,166,632; 2008 $5,114,177)	5,085,371	5,086,919
Mortgage loans held for sale	185,000	743,950
SBA loans held for resale	356,339	358,181
Total loans	297,282,113	293,433,968
Less:Unearned income	(40,117)	(28,232)
Allowance for loan losses	(3,871,625)	(3,796,458)
Loans, net	293,370,371	289,609,278
Bank premises and equipment, net	9,666,876	9,856,774
Accrued interest receivable	3,182,034	2,808,345
Deferred income taxes	15,219,038	12,745,878
Other real estate owned	3,223,299	647,867
Other assets	16,347,896	16,991,147
Total assets	$504,552,901	$486,268,276

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$37,715,033	$33,784,800
Interest bearing demand deposits and NOW accounts	70,410,395	62,896,702
Savings deposits	32,678,574	29,739,277
Time deposits, $100,000 and over	69,936,312	63,318,955
Other time deposits	162,470,778	158,223,402
Total deposits	373,211,092	347,963,136
Federal funds purchased and securities sold under repurchase agreements	36,272,079	43,302,142
FHLB borrowings	59,500,000	59,500,000
Short term borrowings	-	7,000,000
Capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	644,952	646,054
Other liabilities	2,582,366	2,393,782
Total liabilities	$477,365,489	$465,960,114
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 and 0 shares issued and outstanding, respectively	$11,385,000	$-
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,602,134
and 2,596,220 shares issued and outstanding, respectively	3,252,668	3,245,275
Common stock warrant	411,947	-
Discount on preferred stock	(399,764)	-
Surplus	16,869,718	16,870,988
Retained earnings	10,493,173	10,380,523
Accumulated other comprehensive loss, net	(14,825,330)	(10,188,624)
Total stockholders’ equity	27,187,412	20,308,162
Total liabilities and stockholders’ equity	$504,552,901	$486,268,276

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income
Interest and fees on loans	$4,342,805	$5,100,013
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,172,902	1,354,734
States and political subdivisions	199,013	227,556
Corporate and other	745,332	1,100,409
Federal funds sold	6,360	1,380

Total interest income	6,466,412	7,784,092

Interest expense
Interest on deposits	2,697,935	3,163,007
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	83,886	252,336
FHLB borrowings:	495,544	517,195
Short term borrowings	115,792	-
Capital trust preferred securities	53,859	97,067

Total interest expense	3,447,016	4,029,605

Net interest income	3,019,396	3,754,487

Provision for loan losses	375,000	280,000

Net interest income after provision for loan losses	2,644,396	3,474,487
Non-interest income
Deposit fees and charges	410,438	475,982
Bank card fees	119,483	121,348
Increase in cash surrender value of life insurance	114,490	101,686
Secondary mortgage loan fees	41,765	29,581
Investment and insurance commissions	26,254	64,053
Realized gains on available for sale securities	171,749	61,142
Other	64,033	78,346

Total other income	948,212	932,138

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Three Months Ended
	March 31,
	2009	2008
Other expenses
Salaries and wages	1,299,158	1,439,393
Pensions and other employee benefits	376,364	507,029
Occupancy expense	166,696	157,199
Equipment depreciation	144,705	169,726
Equipment repairs and maintenance	50,886	94,048
Advertising and public relations	48,539	78,434
Federal insurance premiums	71,478	10,688
Office supplies, telephone, and postage	135,703	137,529
Taxes and licenses	67,231	85,927
Legal and professional fees	73,540	51,271
Consulting fees	66,977	76,326
Loss on securities write-down	152,955	-
Outsourced data processing	92,667	-
Other operating expenses	486,188	479,781

Total other expenses	3,233,087	3,287,351

Income before income taxes	359,521	1,119,274

Income taxes	98,385	223,769

Net income	$261,136	$895,505
Effective dividend on preferred stock	108,639	-
Net income available to common shareholders	$152,497	$895,505

Earnings per share of common stock - basic:
Net income available to common shareholders	$0.06	$0.35

Earnings per share of common stock - diluted:
Net income available to common shareholders	$0.06	$0.34

Dividends paid per share	$0.0525	$0.18

Weighted average shares , basic	2,597,271	2,570,439
Weighted average shares assuming dilution	2,597,271	2,596,206

Return on average assets	0.21%	0.73%
Return on average equity	3.93%	9.47%

Average assets	$509,464,401	$488,131,357
Average equity	$26,593,012	$37,815,777

All per share data presented reflect the effect of a 5% common stock dividend paid June 13, 2008.

See Notes to Consolidated Financial Statements.

		CENTRAL VIRGINIA BANKSHARES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
							Accumulated Other
	Preferred	Common	Common Stock	Discount on		Retained	Comprehensive	Comprehensive
	Stock	Stock	Warrant	Preferred Stock	Surplus	Earnings	(Loss)	Income/ (Loss)	Total

Balance, December 31, 2007	$ -	$ 3,058,895	$ -	$ -	$ 14,792,997	$ 23,633,722	$ (4,621,530)		$ 36,864,084
Comprehensive income:
Net income						895,505		895,505	895,505
Other comprehensive income, net of tax:									-
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $505,983							(983,207)	(983,207)	(983,207)
Less reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $20,788							(40,354)	(40,354)	(40,354)

Total comprehensive loss								$ (128,056)

Issuance of common stock:
3,682 shares pursuant to exercise of stock options		4,603			38,366	-	-		42,969
Income tax benefit of deduction for tax purposes attributable to exercise of stock options					7,436	-	-		7,436
3,517 shares pursuant to dividend reinvestment plan		4,396			58,558	-	-		62,954
Cash dividends declared, $.18 per share	-	-	-	-	-	(440,481)	-		(440,481)
Balance, March 31, 2008	$ -	$ 3,067,894	$ -	$ -	$ 14,897,358	$ 24,088,745	$ (5,645,091)		$ 36,408,906

See Notes to Consolidated Financial Statements

		CENTRAL VIRGINIA BANKSHARES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
							Accumulated Other
	Preferred	Common	Common Stock	Discount on		Retained	Comprehensive	Comprehensive
	Stock	Stock	Warrant	Preferred Stock	Surplus	Earnings	(Loss)	Income/ (Loss)	Total
Balance, December 31, 2008	$ -	$ 3,245,275	$ -	$ -	$ 16,870,988	$ 10,380,523	$ (10,188,624)		$ 20,308,162
Comprehensive income:
Net income	-	-	-	-	-	261,136	-	261,136	261,136
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $2,382,216	-	-	-	-	-	-	(4,624,302)	(4,624,302)	(4,624,302)
Reclassification adjustment for loss on write-down of securities, net of deferred taxes of $52,005	-	-	-	-	-	-	100,950	100,950	100,950

Reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $58,395	-	-	-	-	-	-	(113,354)	(113,354)	(113,354)

Total comprehensive loss								$ (4,375,570)
Issuance of preferred stock	11,385,000	-	-	-	(17,711)	-	-		11,367,289
Common stock warrant			411,947						411,947
Discount preferred stock				(411,947)					(411,947)
Issuance of common stock									-
5,914 common shares pursuant to dividend reinvestment plan	-	7,393	-	-	16,441	-	-		23,833
Accretion of discount on preferred stock	-	-	-	12,183	-	(12,183)	-		-
Common Stock cash dividends declared, $.0525 per share	-	-	-	-	-	(136,303)	-		(136,303)
Balance, March 31, 2009	$ 11,385,000	$ 3,252,668	$ 411,947	$ (399,764)	$ 16,869,718	$ 10,493,173	$ (14,825,330)		$ 27,187,412

See Notes to Consolidated Financial Statements

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net Income	$261,136	$895,505
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation	198,000	222,187
Amortization	3,669	9,294
Deferred income taxes	(87,445)	(73,737)
Provision for loan losses	375,000	280,000
Amortization and accretion on securities, net	35,841	11,693
Realized gains on available for sale securities	(171,749)	(61,142)
Loss on securities write-down	152,955	-
Increase in cash surrender value of life insurance	(114,490)	(101,686)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	558,950	338,000
SBA loans held for resale	1,842	1,742,314
Accrued interest receivable	(373,689)	(194,554)
Other assets	(1,803,603)	(577,905)
Increase (decrease) in liabilities:
Accrued interest payable	(1,102)	(12,837)
Other liabilities	170,829	347,813
Net cash (used in) provided by operating activities	(793,856)	2,824,945

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	-	510,000
Proceeds from calls and maturities of securities available for sale	23,783,240	33,838,610
Proceeds from sales of securities available for sale	3,039,000	4,965,500
Purchase of securities available for sale	(38,158,901)	(43,968,346)
Net increase in loans made to customers	(4,136,093)	(11,958,348)
Net purchases of premises and equipment	(8,102)	(136,096)
Net cash (used in) investing activities	(15,480,856)	(16,748,680)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	14,383,222	3,542,995
Net increase in time deposits	10,864,733	7,549,481
Net increase (decrease) in federal funds purchased & securities sold under repurchase agreements	(7,030,063)	7,172,990
Net proceeds on FHLB borrowings	-	(3,850,000)
Net payment of short term loan	(7,000,000)	-
Net proceeds from issuance of preferred stock	11,367,289	-
Net proceeds from issuance of common stock	23,833	105,924
Dividends paid	(136,303)	(440,482)
Net cash provided by financing activities	22,472,711	14,080,908

Increase in cash and cash equivalents	$6,197,999	$157,173
Cash and cash equivalents:
Beginning	6,565,019	10,362,944
Ending	$12,763,018	$10,520,117

Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$3,448,118	$4,042,442
Income taxes	100,000	25,000

Unrealized (loss) on securities available for sale	$(7,025,312)	$(1,550,332)
Loans transferred to other real estate owned	$2,079,896	$-

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited)

Note 1. Basis of Presentation

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at March 31, 2009. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and December 31, 2008, the results of operations, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2009 and 2008. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Capital Purchase Program through the U.S. Treasury Department

On January 22, 2009, the Company held a Special Meeting of Shareholders for the purpose of approving an amendment and restatement of the Articles of Incorporation of Central Virginia Bankshares, Inc. to authorize the issuance of preferred stock. The primary purpose of authorizing preferred stock was to allow participation in the Capital Purchase Program (“Capital Purchase Program”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”). At the meeting, affirmative votes were received from not less than two-thirds of the shares of common stock then outstanding thereby approving the amendment of the Articles of Incorporation and authorizing the Company to issue up to 1,000,000 shares of preferred stock.

On January 30, 2009, as part of the Capital Purchase Program, the Company issued and sold to the U.S. Treasury for an aggregate purchase of $11,385,000 in cash (i) 11,385 shares of the Company’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.25 per share, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 263,542 shares of the Company’s common stock, par value $1.25 per share (“Common Stock”), at an initial exercise price of $6.48 per share (“Warrant”). The Series A Preferred Stock may be treated as Tier 1 capital for regulatory capital adequacy determination purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (Continued)

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) beginning on January 30, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) if (i) the Company has raised aggregate gross proceeds in one or more qualified equity offerings (as defined in the purchase agreement with Treasury) of at least $2.85 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. Any redemption is subject to the consent of the FDIC. Pursuant to the terms of the American Reinvestment and Recovery Act of 2009, the Company alternatively may, subject to consultation with its federal banking agency, repay the funds it received under the Capital Purchase Program at any time.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of the cash dividends in excess of the Company’s current quarterly cash dividend of $0.0525 per share) and on the Company’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Company to certain of the executive compensation limitations included in the

EESA until such time as Treasury no longer owns any debt or equity securities acquired through the Capital Purchase Program.

Securities Impairment: During the first quarter of 2009, the Company recorded $152,955 in other-than-temporary impairment charges, net of tax $100,950. This non-cash charge to earnings is related to a Collateralized Debt Obligation (CDO) investment security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company recognizes that the adoption of FSP FAS 157-4 may have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company recognizes that the adoption of FSP FAS 115-1 and FAS 124-2 may have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$ 97,150,537	$ 917,291	$ (1,772,246)	$ 96,295,582
Bank eligible preferred and equities	2,596,022	-	(1,302,973)	1,293,049
Mortgage-backed securities	7,587,309	183,047	(809,881)	6,960,475
Corporate and other debt	48,230,486	109,870	(19,741,660)	28,598,696
States and political subdivisions	12,051,926	219,882	(265,951)	12,005,857
	$ 167,616,280	$ 1,430,090	$(23,892,711)	$ 145,153,659

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$90,103,520	$875,648	$(1,293,728)	$89,685,440
Bank eligible preferred and equities	2,603,657	6,010	(1,200,602)	1,409,065
Mortgage-backed securities	8,128,778	137,777	(739,275)	7,527,280
Corporate and other debt	45,357,621	330,127	(13,266,471)	32,421,277
States and political subdivisions	10,101,542	109,985	(399,671	9,811,856
	$156,295,118	$1,459,547	$(16,899,747)	$140,854,918

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,085,371	$ 82,668	$ (1,407)	$ 5,166,632

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,086,919	$ 44,623	$ (17,365)	$ 5,114,177

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at March 31, 2009 and December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

	March 31, 2009
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. government agencies & corporations	$ 30,132,425	$ (648,256)	$ 5,876,010	$ (1,123,990)	$ 36,008,435	$ (1,772,246)
Bank eligible preferred and equities	175,000	(54,160)	2,270,772	(1,248,813)	2,445,772	(1,302,973)
Mortgage-backed securities	-	-	177,380	(809,881)	177,380	(809,881)
Corporate and other debt	5,496,167	(3,649,079)	14,473,728	(16,092,581)	19,969,895	(19,741,660)
States and political subdivisions	3,096,943	(225,374)	216,660	(40,577)	3,313,603	(265,951)
	$ 38,900,535	$(4,576,869)	$23,014,550	$(19,315,842)	$ 61,915,085	$ (23,892,711)

Securities Held to Maturity
States and political subdivisions	$500,715	$(1,407)	$ -	$ -	$500,715	$(1,407)

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corporations	$ 26,484,762	$ (579,388)	$ 1,285,660	$ (714,340)	$ 27,770,422	$ (1,293,728)
Bank eligible preferred and equities	199,750	(29,045)	2,253,657	(1,171,557)	2,453,407	(1,200,602)
Mortgage-backed securities	1,147,765	(7,724)	255,550	(731,551)	1,403,315	(739,275)
Corporate and other debt	8,954,463	(2,499,377)	13,904,955	(10,767,094)	22,859,418	(13,266,471)
States and political subdivisions	4,911,159	(355,928)	213,861	(43,743)	5,125,020	(399,671)
	$ 41,697,899	$(3,471,462)	$17,913,683	$(13,428,285)	$59,611,582	$(16,899,747)

Securities Held to Maturity
States and political subdivisions	$1,336,782	$(17,365)	$ -	$ -	$1,336,782	$(17,365)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors. Of the securities in a net unrealized loss position longer than 12 months as of March 31, 2009, $16.1 million of the total $19.3 million unrealized loss is in the corporate and other debt category where the Company has a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues. Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value. While this is not considered a permanent condition, the Company cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered by the Company in its evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially its entire investment in the securities within a reasonable period of time, the impairment is considered temporary. In addition, for certain of the Company’s CDO investments a quarterly discounted net cash flow analysis was performed in accordance with EITF 99.20 to ascertain if there was any significant deterioration in the instrument’s cash flows and thereby indicating impairment. After such an analysis, Management decided to record an Other Than Temporary Impairment (OTTI) related to a CDO investment security of $152,955, net of tax $100,950, during the first quarter of 2009. The Company has determined that there was no other than temporary impairment associated with the above securities at March 31, 2009.

Note 3. Loans

Major classifications of loans are summarized as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Commercial	$ 61,687,262	$ 59,327,260
Real Estate:
Mortgage	124,047,529	124,053,357
Home equity	19,924,160	18,828,294
Construction	82,166,860	81,761,966
Total real estate	226,138,549	224,643,617
Bank cards	873,734	951,063
Installment	8,582,568	8,512,028
	297,282,113	293,433,968
Less unearned income	(40,117)	(28,232)
	297,241,996	293,405,736
Allowance for loan losses	(3,871,625)	(3,796,458)
Loans, net	$ 293,370,371	$ 289,609,278

Changes in the allowance for loan losses were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Unaudited)
Balance, beginning	$3,796,458	$2,912,082	$2,912,082
Provision for loan losses	375,000	1,250,000	280,000
Loans charged off	(320,555)	(428,110)	(91,776)
Recoveries	20,722	62,486	19,173
Balance, ending	$3,872,625	$3,796,458	$3,119,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

	March 31, 2009	December 31, 2008
Impaired loans without a valuation allowance	$ 5,359,065	$ 4,649,709
Impaired loans with a valuation allowance	6,678,265	4,121,208
Total impaired loans	$ 12,037,330	$ 8,770,917
Valuation allowance related to impaired loans	$ 925,162	$ 1,133,374
Total nonaccrual loans	$ 9,968,837	$ 10,422,032
Total loans past-due ninety days or more and still accruing	$ 5,593,760	$ 1,175,189

	March 31, 2009	December 31, 2008
Average investment in impaired loans	$ 9,612,232	$ 4,118,690
Interest income recognized on impaired loans	$ 23,490	$ 122,504

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	March 31, 2009	December 31,
	(Unaudited)	2008
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.5092%, principal due and payable on July 24, 2017, callable quarterly
beginning July 24, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.8225%,
principal due and payable on November 19, 2012,
callable quarterly beginning November 19, 2009	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-payable daily
at Bank’s option, maturity December 31, 2009,
interest adjusted daily, currently, 0.45% as of
March 31, 2009	14,500,000	14,500,000

	$59,500,00	$59,500,000

Note 5. Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 341,196 shares of common stock of which 184,085 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Stock-Based Compensation (continued)

to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. The Company has not issued new options, and no expense has been recognized, in 2009, 2008 and 2007. The number of shares presented herein has been adjusted to reflect a 5% common stock dividend that was paid June 13, 2008.

The following table presents a summary of options under the Plan at March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2008	49,230	$ 14.04	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	26,137	11.12	-
Options outstanding, March 31, 2009	23,093	17.34	$-
Options exercisable, March 31, 2009	23,093	17.34	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.52 $11.12-$11.53 $15.21-$24.81	2,458 4,924 15,711	0.83 years 3.25 years 4.75 years	$7.52 11.53 20.70	2,458 4,924 15,711	$7.52 11.53 20.70

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$145,153,659	$-	$145,153,659	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBS certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are recorded at the lower of the loan balance or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value is generally based upon independent market prices or appraised values. At March 31, 2009, the total of Other Real Estate Owned was recorded at its fair value and accordingly we classify OREO as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (Continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2009
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans, net of valuation allowance	$5,753,103	$-	$5,753,103	$-

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

For the quarter ended March 31, 2009, the Company reported earnings of $261,136. This compares to earnings of $895,505 in the quarter ended March 31, 2008. The decline in net income is $634,369 or 70.8 percent when compared to earnings in the first quarter of 2008. Net income available to common shareholders was $152,497 after accrued dividends and accretion of discount on preferred stock totaling $108,639. Basic earnings on a per share basis were $0.06, a decrease of $0.29 or 82.9 percent and diluted shares were $0.06, a decline of $0.28 or 82.4 percent. The decrease is the result of net interest margin compression impacted by the loss of over $18 million in earning assets and related interest income associated and the non-cash write-down of perpetual preferred stock issued by Fannie Mae and Freddie Mac (collectively, “the GSE”) during 2008, an additional loss of interest income from the $13.2 million of non-accural loans and other real estate, the non-cash write-down of $152,955 in Collateralized Debt Obligation (CDO) securities during the first quarter of 2009, and additional contributions to the Bank’s provision for loan losses of $95,000 compared to the first quarter of 2008.

The return on average assets for the first quarter was 0.21 percent and excluding the write-down would have been 0.28 percent versus the prior year’s 0.73 percent. The return on shareholders’ equity was 3.93 percent and exclusive of the write-down would have been 5.45 percent, compared to 9.47 percent in 2008. Additionally, included in the first quarter of 2009 was a provision for loan losses expense of $375,000 compared to expense of only $280,000 in 2008.

Notwithstanding the impact of the non-cash impairment write-down and the $95,000 increase in the provision for loan losses, the decrease in net income is due to net interest margin compression. Primary factors impacting the net interest margin include the higher amount of earning assets with variable interest rates tied to prime than corresponding variable funding sources; the loss of $18 million in earning assets due to the aforementioned write-off of GSE investments during the last two quarters of 2008; significant competition for retail deposits in our markets; all of which have been further exacerbated by interest rate cuts by the Federal Reserve that started in September 2007 with the Fed Funds rate target at 5.25 percent and continued through December 2008 when the Fed Funds target range was set to 0 percent to 0.25 percent. As a result, the cost of funding asset growth declined at a slower rate than did income on all earning assets, particularly interest sensitive earning assets. As the Company is largely asset sensitive, and in a period of declining rates, the income from earning assets will decline more than will the interest expense on deposits. In addition, the company has historically relied on higher cost retail certificates of deposit for funding. However, growth in loans coupled with a decline in deposits, required increased use of lower cost borrowings and resulted in total interest expense declining, but as noted at a slower rate than total interest income. As a result the Company’s net interest income prior to the loan loss provision declined by $735,091, to $3.0 million in the first quarter of 2009, from $3.8 million during the first quarter of 2008. The Company’s net interest income after provision for loan losses declined by $830,091 from $2.6 million during the first quarter of 2009 compared to $3.5 million during the same period in 2008, as the Company contributed $375,000 in loan loss expense for the first quarter of 2009 versus $280,000 in 2008. The Company’s net interest margin accordingly declined from 3.42 percent for the first quarter of 2008, to 2.62% for the first quarter of 2009. Excluding the write-off of the CDO the Company reduced its non-interest expense by $207,220 during the first quarter of 2009 compared to the same period in 2008.

At March 2009, total assets were $504.6 million, growth of $5.0 million or 1.01 percent from $499.5 million at the comparable quarter of 2008. Comparing the major components of the Company’s balance sheet at quarter end 2009 and 2008 finds cash and funds sold were $12.8 million versus $10.5 million; investment securities were $150.2 million versus $180.7 million; loans were $293.4 million versus

$274.6 million; other assets were $48.2 million versus $34.4 million; deposits were $373.2 million versus $369.9 million; borrowings were $100.9 million versus $90.1 million and total shareholders equity was $27.8 million versus $36.4 million. At March 31, 2009, the book value of a share of common stock was $10.45 versus $14.13 in 2008. As discussed in Note 1, the Company sold 11,385 shares of preferred stock to the U.S. Treasury on January 30, 2009, raising $11.4 million in additional capital, further strengthening our well-capitalized principal subsidiary, Central Virginia Bank.

Net Interest Income. The Company’s net interest income was $3,019,396 in the first quarter of 2009, compared to $3,754,487 for the first quarter of 2008, a decrease of $735,091 or 19.6 percent. The fully tax equivalent (FTE) net interest income in the first quarter of 2009 was $3,109,326, a decrease of $827,794 or 21.0 percent versus $3,937,119 in the first quarter of 2008. The net interest margin for the first quarter of 2009 was 2.62 percent compared to 3.42 percent in the first quarter of 2008. This decrease is primarily the result of the effect of shrinking interest margins. Net interest margin continued to be compressed during the first quarter of 2009. Factors that were present during the latter part of 2008 continued to impact net interest margin during the first quarter of 2009. These factors include the absence of earning assets totaling over $18 million from the write off of GSE investments, the effect on non-accruing loans and other real estate that are no longer earning income due to their status, and the prevailing low market rate environment.

Total interest income was $6.5 million in the first quarter of 2009 compared to $7.8 million in the comparable period in 2008. Interest and fees on loans declined $757,209 or 14.8 percent even though the volume of loans increased $19.5 million, or 7.0 percent, at March 31, 2009 from March 31, 2008. Additionally there was a $565,453 decrease in interest on securities and a $4,981 increase in interest on federal funds sold. Combined, total interest income was down $1,317,681 or 16.9 percent. Average interest earning assets totaled $475.3 million in the first quarter of 2009, an increase of $14.6 million or 3.2 percent from $460.7 million in the first quarter of 2008. During the first quarter of 2009, average loans totaled $294.5 million, an increase of $24.3 million or 9.0 percent from $270.2 million in the first quarter of 2008, while average investment securities totaled $167.3 million, a decrease of $21.5 million from $188.8 million in the first quarter of 2008. The fully taxable equivalent annualized yield on loans decreased to 5.89 percent from 7.52 percent in the comparable quarter of 2008, while investment securities in the first quarter of 2009 yielded 5.26 percent, compared to 6.05 percent in the first quarter of 2008. However, the tax-equivalent yield on total interest earning assets dropped to 5.52 percent in 2009 from 6.92 percent in 2008 resulting in a decrease of $560,472 in total interest income. The decrease in loan yields reflects the effects of a reduction in the prime interest rate from 5.0 percent during the first quarter of 2008 to 3.25 percent during the first quarter of 2009. Like the yield on the loan portfolio, security yields have been affected by the declining rate environment as reinvestment of $23.3 million in called securities have been at lower yields, and the reduction in higher yielding assets from the write-down of the GSE security investments in 2008. Total interest expense decreased 14.5 percent as interest on deposits decreased $465,073 or 14.7 percent as the volume of deposits increased 1.0 percent. Interest on borrowings declined $117,516, or 13.6 percent because of the lower interest rate environment and the decision to utilize lower cost short-term wholesale borrowings compared to higher rate retail deposits to fund the growth in loans.

The yield on interest-bearing liabilities decreased to 3.16 percent in the first quarter of 2009 compared to 3.97 percent in 2008 resulting in a decrease of $582,589 in total interest expense to $3.4 million compared to $4.0 million in the first quarter of 2009. This decrease in total interest expense occurred in spite of an increase in average interest-bearing liabilities of $29.7 million or 7.3 percent to $436.2 million in the first quarter of 2009 compared to $406.5 million in the first quarter of 2008. The changes in average interest-bearing liabilities were in interest-bearing deposits, up $5.8 million or 1.8 percent; FHLB advances up $7.9 million or 15.3 percent; federal funds purchased down $6.2 million or 79.7 percent; short-term note payable up $6.8 million and repurchase agreements up $15.3 million or 73.3 percent. These additional funds were utilized to fund loan growth, the average of which was up $23.7 million or 8.7 percent. Average total deposits for the first quarter of 2009 increased by $8.5 million or 2.4 percent to $370.4 million from $361.9 million in the first quarter of 2008. Total interest bearing deposits in the first quarter averaged $326.9 million, an increase of $5.8 million or 1.8 percent as compared to $321.1 million in the first quarter of 2008. Total borrowings averaged $109.3 million in the first quarter of 2009 compared to $85.4 million in the comparable quarter of 2008.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. The Company’s tax equivalent net interest margin decreased to 2.62 percent in the first quarter of 2009 from 3.42 percent in the first quarter of 2008. The Company continues to be asset sensitive, although less so than in the past, as many of its loans are tied to prime or other indices and have repriced down faster than the interest rates on its deposits and other funding sources resulting in compression of the net interest margin. The Company has allowed the higher rate retail deposits to run off and replaced this funding source with variable rate overnight borrowings, which will more closely match the future changes in the prime rate, thereby minimizing the extent of margin compression.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated.

	Three Months ended			Three Months ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$ 12,646	$ 6	0.19%	$ 188	$ 1	2.13%
Securities:
U. S. government agencies and corporations	94,389	1,173	4.97%	99,412	1,355	5.45%
States and political subdivisions	15,992	266	6.65%	18,366	297	6.47%
Other securities	56,945	760	5.34%	71,066	1,204	6.78%
Total securities	167,326	2,199	5.26%	188,844	2,856	6.05%
Loans	295,365	4,351	5.89%	271,689	5,108	7.52%
Total interest-earning assets	475,337	$ 6,556	5.52%	460,721	$ 7,965	6.92%
Allowance for loan losses	(3,806)			(2,980)
Cash and other non interest-earning assets	37,933			30,390
Total Assets	$ 509,464			$ 488,131

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 66,030	$ 256	1.55%	$ 58,646	$ 281	1.92%
Savings	30,599	105	1.38%	32,039	120	1.50%
Other time	230,280	2,337	4.06%	230,385	2,762	4.80%
Total deposits	326,909	2,698	3.30%	321,070	3,163	3.94%

Fed funds purchased and securities sold under REPO	37,800	84	0.89%	28,666	252	3.52%
FHLB Term advances	45,000	475	4.23%	45,000	461	4.10%
FHLB Overnight advances	14,500	20	0.55%	6,614	57	3.45
Loan payable	6,844	116	6.78%	-	-	-
Capital trust preferred securities	5,155	54	4.19%	5,155	97	7.53%
Total borrowings	109,299	749	2.74%	85,435	867	4.06%

Total interest-bearing liabilities	436,208	3,447	3.16%	406,505	4,030	3.97%
Demand deposits	43,500			40,818
Other non interest bearing liabilities	3,163			2,992
Total Liabilities	428,871			450,315
Stockholders’ Equity	26,593			37,816
Total Liabilities and Stockholders’ Equity	$ 509,464			$ 188,131
Net interest spread		$ 3,108	2.36%		$ 3,935	2.95%
Net interest margin			2.62%			3.42%

Non-Interest Income. The Company’s non-interest income for the first quarter of 2009 was $948,212, an increase of $16,074 or 1.7 percent from $932,138 in the same period of 2008. Deposit fees and charges decreased 13.8 percent or $65,544 to $410,438 as the number of overdraft fees decreased. Bank card fees fell slightly by $1,865 to $119,483 in 2009. Income recognized on the increase in cash surrender value of life insurance increased by 12.6 percent or $12,804 to $114,490. Secondary market mortgage loan fees increased $12,184 or 41.2 percent to $41,765. Securities gains increased $110,607 or 180.9 percent to $171,749, due largely to the increase in the number of agency securities called at par that had been purchased at a discount and despite accretion were still carried at a book value below par resulting in a gain when called by the issuer. Investment and insurance commissions declined $37,799 or 59.0 percent to $26,254 in the first quarter of 2009 due to a significant reduction in transaction levels given the existing investment environment. Other income was down $14,303 or 18.3 percent largely due to lower earnings from an investment in a title company which was negatively affected by the slowdown in mortgage loan originations.

Non-Interest Expenses. Total non-interest expense for the first quarter of 2009 was $3,233,086, a decrease of $54,265 compared to $3,287,351 in the comparable period in 2008. Salaries and benefits totaled $1,675,522, a decrease of $270,900 or 13.9 percent compared to $1,946,422 in first quarter 2008. The decrease reflects lower staffing levels and a freeze on normal annual increases during 2009 combined with lower benefit accruals. Legal and professional fees totaled $73,540, an increase of $22,269 or 43.4 percent from the first quarter of last year’s total of $51,271 due to accounting and legal expense associated with the Company’s participation in the Capital Purchase Program and testing of the Bank’s compliance with Section 404 of the Sarbanes-Oxley Act. Equipment repairs and maintenance expense decreased $43,163 or 45.9 percent to $50,885 reflecting reduced costs from software and equipment maintenance contracts due to the outsourcing of our data and item processing units in the fourth quarter of 2008. Consulting fees decreased $9,349 or 12.3 percent as the Company has reduced its use of outside consultants as several one-time projects have been completed. Equipment depreciation decreased by $25,021 or 14.7 percent to $144,705 as management has deferred capital purchases. Advertising and public relations expense decreased by $29,895 or 38% for the quarter as management has reduced costs by selectively identifying advertising opportunities that provide the best value for exposure within our marketplace. Insurance premiums for FDIC insurance increased to $71,478, an increase of $60,790 or 568.8 percent from $10,688 in first quarter of 2008 primarily due to the utilization of premium credits in 2007 that became depleted at the end of the first quarter 2008. Office supplies, telephone, and postage expense decreased slightly to 135,703, a decrease of $1,826 or 1.3 percent from $137,529 in the first quarter 2008 Data processing was $92,667 and is associated with the outsourcing of our data and item processing units in the fourth quarter of 2008 there was no expense in the first quarter of 2008.

Income Taxes. The Company reported income tax expense of $98,385 in the first quarter of 2009, compared to an expense of $223,769 in the first quarter of 2008. These amounts yielded effective tax rates of 27.4 percent and 20.0 percent, respectively. The decrease in the income before income taxes accounts for the decrease in the income tax expense.

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

At March 31, 2009, total loans net of unearned income were $297.3 million and had increased by $3.8 million or 1.3 percent from December 31, 2008, and had grown $19.5 million or 7.0 percent from March 31, 2008. The loan to deposit ratio was 79.6 percent at March 31, 2009, compared to 84.3 percent at December 31, 2008 and 75.1 percent at March 31, 2008. Though growth has slowed as a result of declining demand in our marketplace these results are reflective of the Company’s strategy to increase the loan portfolio which has been ongoing since late 2006. At March 31, 2009, real estate related loans accounted for 76.1 percent of the total loan portfolio, consumer loans were 3.2 percent of the total portfolio, and commercial and industrial loans represented 20.7 percent of the total portfolio as compared to 76.6, 3.2, and 20.2 percent respectively at December 31, 2008 and 78.3, 3.4, and 18.3 percent respectively at March 31, 2008.

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

The following table summarizes non-performing assets:

	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008

Loans accounted for on a non-accrual basis	$ 9,969	$ 10,422	$ 9,422	$5,007	$ 2,156
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	5,594	1,175	142	328	3,894

Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	--	--	--	--	--
Total non-performing loans	$ 15,563	$ 11,597	$ 9,564	$ 5,335	$ 6,050
Other real estate owned	3,223	1,486	673	648	648
Total non-performing assets	$ 18,786	$ 13,083	$ 10,237	$ 5,983	$ 6,698

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. There were fourteen lots, an income producing property, and three residential single family homes, of which two are new, acquired through foreclosure (OREO) at March 31, 2009. There was one lot and two new residential single family homes acquired through foreclosure (OREO) at March 31, 2008. The Bank’s practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. Nonperforming assets totaled $18,785,897, an increase of $5,703,088 as compared to $13,082,809 at December 31, 2008 and an increase of $12,088,197 as compared to $6,697,710 at March 31, 2008. The current decline in the national economy has also affected the local real estate market. The majority of the non-performing loans are real estate related. As such, management expects an increase in total non-performing assets over the next several quarters as changes occur within the national and local economy and real estate market. Management further believes that the majority of non-performing loans is adequately secured and should be covered by additions to the reserve.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Given the increase in non-performing assets, management is concerned, however it does not believe that the level of non-performing loans at March 31, 2009 is reflective of any significant systemic problem within the Company’s loan portfolio and rather is a reflection of the current economic environment. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions to the carrying value of those loans to approximate fair value based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans deteriorate further in the future, additional write downs on these loans may be required. The ratio of the allowance for loan losses to total loans was 1.30 percent at March 31, 2009; 1.28 percent at December 31, 2008; and 1.12 percent at March 31, 2008. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, the Company has elected to continue regular additions to its reserve for possible loan losses, and these additions are expected to continue in the foreseeable future. At March 31, 2009, the ratio of the allowance for loan losses to total non-performing assets was 20.6 percent compared to 29.0 percent at December 31, 2008 and 46.6 percent at March 31, 2008.

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

Given the significant growth in the total loan balances since 2007, the stability in the net charged-off loan amount, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total non performing assets, management concluded that it would be appropriate to continue additions to the reserve. Accordingly, there was a provision for loan losses of $375,000 in the first quarter of 2009, compared to $280,000 in the first quarter of 2008. Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong evidence to support additions to the reserve for loan losses in subsequent periods. The decision to continue, increase or decrease additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing loans. Despite management’s best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized. Any such adjustments are made in the reporting period when the relevant factor(s) become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the first quarter 2009, total securities were $150.2 million, an increase of $4.3 million or 2.9 percent compared to December 31, 2008 balances of $145.9 million, and have decreased by $30.5 million or 16.9 percent since the March 31, 2008 balance of $180.7 million. This is largely due to the $18.9 million write-off of GSE and Lehman investments and the adjustment to market value from book value of the securities by its associated FASB 115 unrealized losses during the third and fourth quarters of 2008. Investment securities represented 29.8 percent of total assets, and 33.2 percent of earning assets at March 31, 2009, , compared to 30.0 percent and 33.2 percent, respectively, at December 31, 2008 and 36.2 percent and 39.4 percent, respectively, at March 31, 2008.

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

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade: $1 million,

Ford Motor Corporation 9.5% maturing September 2011; $1 million, Ford Motor Credit Corporation 7.375% maturing October 2009; $825 thousand, GMAC 7.00% maturing February 2012 and $175 thousand GMAC Perpetual Preferred Stock, $1 million, Deluxe Corporation 5.125% maturing October 2014 and $2 million in Sallie Mae preferred stock. During the first quarter of 2009, the Company recorded $152,955 in other-than-temporary impairment charges, net of tax $100,950. This non-cash charge to earnings is related to a Collateralized Debt Obligation (CDO) investment security.

The Company holds twelve CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred. Subsequent to purchase, three of the twelve securities have revised ratings that are below minimum investment grade. All of these securities are performing as designed and are current. Impairment reviews were conducted for all securities where cash flow information was obtainable, and indicated that substantially all principal would be recovered by maturity, therefore the impairment was considered temporary. The Company has both the intent and ability to hold these securities until their maturity, as they were purchased to provide yield. Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of March 31, 2009. Additionally, the Company does not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.26 percent for the first quarter of 2009, compared to 6.05 percent for the same period in 2008. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

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

Total deposits were $373.2 million as of March 31.2009, an increase of $25.2 million or 7.3 percent from $347.9 million at December 31, 2008. Total deposits have increased by $3.6 million or 1.0 percent from the March 31, 2008 level of $369.9 million. The average aggregate interest rate paid on interest bearing deposits was 3.30 percent in the first quarter of 2009, compared to 3.9 percent for the corresponding period in 2008. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At March 31, 2009 certificates of deposit represented 62.3 percent of total deposits as compared to 63.7 percent at December 31, 2008 and 63.3 percent at March 31, 2008.

                  The following table is a summary of time deposits of $100,000 or more by remaining maturities at March 31, 2009, December 31, 2008, September 30, 2008, and March 31, 2008:

	Time Deposits $100,000 or More (Dollars in thousands)
	March 31, 2009	December 31, 2008	September 30, 2008	March 31, 2008
Three months or less	$ 7,718	$ 12,918	$ 5,000	$ 10,227
Three to twelve months	28,174	19,134	23,705	25,460
Over twelve months	34,044	31,267	32,003	39,517
Total	$ 69,936	$ 63,319	$ 60,708	$ 75,204

Total borrowings at March 31, 2009 were $100.9 million, and consisted of overnight borrowings of $50.8 million, term borrowings of $45.0 million, and capital trust preferred long-term debt of $5.2 million. The weighted average cost of these borrowings in the first quarter of 2009 was 2.74 percent compared to 4.06 percent in the comparable quarter of 2008.

Of the $50.8 million in overnight borrowings, $36.3 million was in federal funds purchased and repurchase agreements, and $14.5 million was in overnight advances from the Federal Home Loan Bank, compared to $43.3 million and $14.5 million respectively at December 31, 2008 and $29.4 million and $10.5 million at March 31, 2008. The $45.0 million in term borrowings at March 31, 2009 were structured borrowings from the Federal Home Loan Bank, compared to $45.0 million in Federal Home Loan Bank structured borrowings and $7.0 million were in a loan from a local financial institution at December 31, 2008, and $45.0 million in Federal Home Loan Bank structured borrowings at March 31, 2008. The structured borrowings from the Federal Home Loan Bank at March 31, 2009 consisted of seven $5 million, and one $10 million, convertible term advances, and have not materially changed in composition or structure since December 31, 2008. The weighted average cost of these borrowings in the first quarter of 2009 was 4.23 percent compared to 4.10 percent in the comparable period of 2008. The capital trust preferred debt is unchanged at $5.2 million, and is described in more detail below.

As of March 31, 2009, the Company had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033. The current weighted average cost of these borrowings in the first quarter 2009 was 4.19 percent compared to 7.53 percent in the comparable period of 2008. The aggregate yields on all interest bearing liabilities for the first quarter of 2009 was 3.16 percent, compared to 3.97 percent in the comparable period of 2008.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. The Bank’s capital position continues to exceed regulatory requirements and the Bank is considered to be “Well-Capitalized” with a Total risk-based capital ratio of 10.1% at March 31, 2009 which is in excess of the 10 percent requirement for that distinction. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of March 31, 2009, with minimum requirements, as defined by regulation, is shown below:

		Actual
	Regulatory Minimum		March 31, 2009	December 31, 2008	September 30, 2008	March 31, 2008

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0% 4.0% 4.0%		10.7%	9.2%	9.6%	13.0%
Tier 1 risk-based capital			9.8%	8.2%	8.7%	12.3%
Leverage ratio			8.4%	6.6%	6.6%	9.6%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	10.1%	10.6%	11.0%	12.7%
Tier 1 risk-based capital	4.0%	6.0%	9.19%	9.6%	10.1%	11.9%
Leverage ratio	4.0%	5.0%	8.0%	7.7%	7.7%	9.4%

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

At March 31, 2009, the Company had a positive 3 month and a negative 12-month period gap position, the cumulative gap to the one year point was negative. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2008, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as discussed in the section on interest rate sensitivity in Item 2 above.

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

ITEM 1A RISK FACTORS

There have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A)	The Company held a Special Meeting of Shareholders on January 22, 2009. A quorum of shareholders was present, consisting of a total of 2,080,860 shares, represented in person or by proxy.

B)	Matters voted upon:

1)	Approval to amend and restate the Articles of Incorporation of Central Virginia Bankshares, Inc. to authorize the issuance of up to 1,000,000 shares of preferred stock:

For	Withheld	Abstain	Broker Non-Vote
1,734,031	239,587	107,241	0

ITEM 5	OTHER INFORMATION

None.

ITEM 6             EXHIBITS

Exhibit No.	Document

3.1

Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 4, 2009).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed February 4, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated January 30, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed February 4, 2009).

10.1

Letter Agreement, dated as of January 30, 2009, by and between Central Virginia Bankshares, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 4, 2009).

10.2	Form of Waiver agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 4, 2009).

10.3	Form of Consent agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed February 4, 2009).

10.4

Employment Agreement, dated as of February 17, 2009, by and between Central Virginia Bankshares, Inc. and Ralph Larry Lyons (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 31, 2009).

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: May 15, 2009	/s/ Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: May 15, 2009	/s/ Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Amendment to the Company’s Articles of Incorporation, designating the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 4, 2009).

4.1	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 of Form 8-K filed February 4, 2009).

4.2	Warrant to Purchase Shares of Common Stock, dated January 30, 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed February 4, 2009).

10.1

Letter Agreement, dated as of January 30, 2009, by and between Central Virginia Bankshares, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 4, 2009).

10.2	Form of Waiver agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 4, 2009).

10.3	Form of Consent agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed February 4, 2009).

10.4

Employment Agreement, dated as of February 17, 2009, by and between Central Virginia Bankshares, Inc. and Ralph Larry Lyons (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 31, 2009).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.