Form 10-Q
period 2009-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2009-08-14
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common stock, par value $1.25	2,608,130

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information	Page No.

Item 1	Financial Statements

Consolidated Balance Sheets -

June 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations – Three and Six Months

Ended June 30, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Stockholders’ Equity - Six

Months Ended June 30, 2009 and 2008 (Unaudited)	6

Consolidated Statements of Cash Flows - Six

Months Ended June 30, 2009 and 2008 (Unaudited)	8

Notes to Consolidated Financial Statements -

June 30, 2009 and 2008 (Unaudited)	9

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4	Controls and Procedures	35

Part II. Other Information

Item 1	Legal Proceedings	36

Item 1A	Risk Factors	36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3	Defaults Upon Senior Securities	36

Item 4	Submission of Matters to a Vote of Security Holders	36

Item 5	Other Information	37

Item 6	Exhibits	37

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$6,248,775	$6,565,019
Federal funds sold	6,290,000	-
Total cash and cash equivalents	12,538,775	6,565,019
Securities available for sale at fair value	131,547,020	140,854,918
Securities held to maturity at amortized cost (fair value 2009 $5,120,459; 2008 $5,114,177)	5,083,999	5,086,919
Mortgage loans held for sale	905,372	743,950
SBA loans held for resale	1,246,016	358,181
Total loans	298,961,296	293,433,968
Less:Unearned income	(33,320)	(28,232)
Allowance for loan losses	(4,005,228)	(3,796,458)
Loans, net	294,922,748	289,609,278
Bank premises and equipment, net	9,519,017	9,856,774
Accrued interest receivable	2,936,017	2,808,345
Deferred income taxes	13,723,762	12,745,878
Other real estate owned	3,928,299	647,867
Other assets	16,641,030	16,991,147
Total assets	$492,992,055	$486,268,276

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$39,127,191	$33,784,800
Interest bearing demand deposits and NOW accounts	72,856,837	62,896,702
Savings deposits	33,228,402	29,739,277
Time deposits, $100,000 and over	71,257,159	63,318,955
Other time deposits	161,205,823	158,223,402
Total deposits	377,675,412	347,963,136
Federal funds purchased and securities sold under repurchase agreements	36,153,139	43,302,142
FHLB borrowings	40,000,000	59,500,000
Short term borrowings	-	7,000,000
Capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	609,129	646,054
Other liabilities	2,874,405	2,393,782
Total liabilities	$462,467,085	$465,960,114
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 and 0 shares issued and outstanding, respectively	$11,385,000	$-
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,608,130
and 2,596,220 shares issued and outstanding, respectively	3,260,163	3,245,275
Common stock warrant	411,947	-
Discount on preferred stock	(381,489)	-
Surplus	16,868,066	16,870,988
Retained earnings	10,076,899	10,380,523
Accumulated other comprehensive loss, net	(11,095,616)	(10,188,624)
Total stockholders’ equity	30,524,970	20,308,162
Total liabilities and stockholders’ equity	$492,992,055	$486,268,276

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$ 4,520,693	$ 4,870,407	$ 8,863,498	$ 9,970,420
Interest on securities and federal funds sold:
U.S. Government agencies and corporations	1,101,595	1,363,008	2,274,496	2,717,742
States and political subdivisions	205,162	247,885	404,175	475,441
Other	727,871	1,106,020	1,473,203	2,206,430
Interest on federal funds sold	2,840	225	9,200	1,604

Total interest income	6,558,161	7,587,545	13,024,572	15,371,637

Interest expense
Interest on deposits	2,575,125	3,029,924	5,273,059	6,192,932
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	72,340	197,131	156,226	449,467
FHLB advances:
Term	471,565	450,960	947,305	911,398
Overnight	13,254	84,563	33,058	141,320
Short-term borrowings	-	-	115,792	-
Capital trust preferred securities	51,440	70,098	105,300	167,165

Total interest expense	3,183,724	3,832,676	6,630,740	7,862,282

Net interest income	3,374,437	3,754,869	6,393,832	7,509,355

Provision for loan losses	550,000	300,000	925,000	580,000

Net interest income after provision for loan losses	2,824,437	3,454,869	5,468,832	6,929,355
Non-interest income
Deposit fees and charges	457,727	456,718	868,165	932,700
Bank card fees	130,224	133,760	249,707	255,108
Increase in cash surrender value of life insurance	105,593	95,670	220,083	197,356
Secondary mortgage loan fees	73,852	11,954	115,618	41,536
Investment and insurance commissions	36,980	57,940	63,234	121,992
Realized gain on sale of securities available for sale	531,946	55,795	703,695	116,937
Other	57,734	51,482	121,766	129,828

Total other income	1,394,056	863,319	2,342,268	1,795,457

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other expenses
Salaries and wages	1,223,687	1,303,412	2,522,844	2,742,805
Pensions and other employee benefits	434,981	475,478	811,346	982,507
Occupancy expense	166,763	159,416	333,459	316,615
Equipment depreciation	137,351	166,233	282,056	335,958
Equipment repairs and maintenance	52,080	92,226	102,965	186,274
Advertising and public relations	60,304	78,020	108,843	156,454
Federal insurance premiums	295,149	64,887	366,627	75,576
Office supplies, telephone, and postage	114,907	129,556	250,609	267,085
Taxes and licenses	65,733	79,158	132,964	165,084
Legal and professional fees	73,472	57,905	147,012	109,176
Consulting fees	61,965	85,662	128,942	161,989
Loss on securities write down (1)	1,050,000	-	1,202,955	-
Outsourced data processing	86,800	-	179,467	-
Other operating expenses	507,365	465,620	993,554	945,400
Total other expenses	4,330,557	3,157,573	7,563,643	6,444,923

Income (loss) before income taxes	(112,064)	1,160,615	247,457	2,279,889

Income taxes (benefit)	(16,708)	251,038	81,677	474,807

Net income (loss)	$ (95,356)	$ 909,577	$ 165,780	$ 1,805,082
Effective dividend on preferred stock	160,587	-	269,227	-
Net income (loss) available to common shareholders	$ (255,943)	$ 909,577	$ (103,447)	$ 1,805,082

Earnings (loss) per share of common stock - basic:	$ (0.10)	$ 0.35	$ (0.04)	$ 0.70

Earnings (loss) per share of common stock - diluted:	$ (0.10)	$ 0.35	$ (0.04)	$ 0.69

Dividends paid per share	$ 0.0525	$ 0.18	$ 0.105	$ 0.36

Weighted average shares, basic	2,603,188	2,577,477	2,600,246	2,573,958
Weighted average shares assuming dilution	2,603,188	2,605,260	2,600,246	2,600,733

Return (loss) on average assets	(0.08%)	0.72%	0.07%	0.73%
Return (loss) on average equity	(1.33%)	10.14%	1.20%	9.80%

Average assets	$499,730,644	$503,523,651	$504,570,627	$495,827,504
Average equity	$ 28,654,233	$ 35,871,327	$ 27,629,316	$ 36,843,552

(1) Total of other-than-temporary impairment losses on securities in the six months ended June 30, 2009 is $4,095,576 of which $2,892,621 has been recognized in other comprehensive loss, and impairment losses of $1,202,955 have been recognized in earnings in the six months ended June 30, 2009.

See Notes to Consolidated Financial Statements.

		CENTRAL VIRGINIA BANKSHARES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Six Months Ended June 30, 2009 and 2008 (Unaudited)
							Accumulated Other
	Preferred	Common	Common Stock	Discount on Preferred		Retained	Comprehensive	Comprehensive
	Stock	Stock	Warrant	Stock	Surplus	Earnings	(Loss)	Income/ (Loss)	Total

Balance, December 31, 2007	$ -	$ 3,058,895	$ -	$ -	$ 14,792,997	$ 23,633,722	$ (4,621,530)		$ 36,864,084
Comprehensive income:
Net income						1,805,082		1,805,082	1,805,082
Other comprehensive loss, net of tax:									-
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $2,387,528							(4,632,897)	(4,632,897)	(4,632,897)
Less reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $39,759							(77,178)	(77,178)	(77,178)

Total comprehensive loss								$ (2,904,933)

Issuance of common stock:
3,682 shares pursuant to exercise of stock options		4,603			38,367	-	-		42,970
Income tax benefit of deduction for tax purposes attributable to exercise of stock options		-			7,436	-	-		7,436
122,425 shares pursuant to a 5% stock dividend		153,031			1,830,254	(1,983,285)			-
7,243 shares pursuant to dividend reinvestment plan		9,053			117,615	-	-		126,668
Payment for 290 fractional shares of common stock						(4,691)			(4,691)
Cash dividends declared, $.36 per share	-	-	-	-	-	(904,294)	-		(904,294)
Balance, June 30, 2008	$ -	$ 3,225,582	$ -	$ -	$ 16,786,669	$ 22,546,534	$ (9,331,605)		$ 33,227,180

See Notes to Consolidated Financial Statements

		CENTRAL VIRGINIA BANKSHARES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Six Months Ended June 30, 2009 and 2008 (Unaudited)
							Accumulated Other
	Preferred	Common	Common Stock	Discount on Preferred		Retained	Comprehensive	Comprehensive
	Stock	Stock	Warrant	Stock	Surplus	Earnings	(Loss) (1)	Income/ (Loss)	Total
Balance, December 31, 2008	$ -	$ 3,245,275	$ -	$ -	$ 16,870,988	$ 10,380,523	$ (10,188,624)		$ 20,308,162
Comprehensive income:
Net income	-	-	-	-	-	165,780	-	165,780	165,780
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $637,013	-	-	-	-	-	-	(1,236,555)	(1,236,555)	(1,236,555)
Reclassification adjustment for loss on write-down of securities, net of deferred taxes of $409,005	-	-	-	-	-	-	793,950	793,950	793,950

Reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $239,230	-	-	-	-	-	-	(464,387)	(464,387)	(464,387)

Total comprehensive loss								$ (741,212)
Issuance of preferred stock	11,385,000	-	-	-	(36,811)	-	-		11,348,189
Common stock warrant			411,947						411,947
Discount on preferred stock				(411,947)					(411,947)
Issuance of common stock									-
11,910 common shares pursuant to dividend reinvestment plan	-	14,888	-	-	33,889	-	-		48,778
Dividends paid and accumulated on preferred stock						(166,031)			(166,031)
Accretion of discount on preferred stock	-	-	-	30,458	-	(30,458)	-		-
Common Stock cash dividends declared, $.0525 per share	-	-	-	-	-	(272,915)	-		(272,915)
Balance, June 30, 2009	$ 11,385,000	$ 3,260,163	$ 411,947	$ (381,489)	$ 16,868,066	$ 10,076,899	$ (11,095,616)		$ 30,524,970
(1) Total accumulated other comprehensive (loss) includes an other-than-temporary impairment of $2,881,782, or $1,901,976, net of tax of $979,806.

See Notes to Consolidated Financial Statements

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net Income	$165,780	$1,805,082
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation	389,134	441,726
Amortization	7,339	18,589
Deferred income taxes	(513,536)	(181,217)
Provision for loan losses	925,000	580,000
Amortization and accretion on securities, net	117,289	28,792
Realized gains on available for sale securities	(703,695)	(116,937)
Loss on securities write-down	1,202,955	-
Increase in cash surrender value of life insurance	(220,083)	(197,356)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(161,422)	(418,300)
SBA loans held for resale	(887,835)	1,742,314
Accrued interest receivable	(127,672)	(55,915)
Other assets	(2,603,729)	(769,298)
Increase (decrease) in liabilities:
Accrued interest payable	(36,925)	(75,760)
Other liabilities	457,340	207,858
Net cash (used in) provided by operating activities	(1,990,060)	3,009,578

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	-	675,413
Proceeds from calls and maturities of securities available for sale	43,163,847	50,741,736
Proceeds from sales of securities available for sale	20,189,022	6,000,200
Purchase of securities available for sale	(56,029,900)	(63,833,650)
Net increase in loans made to customers	(6,238,470)	(23,653,932)
Net purchases of premises and equipment	(51,377)	(189,656)
Acquisition of other assets	(90,600)	(160,200)
Net cash provided by (used in) investing activities	942,522	(30,420,089)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	18,791,651	10,344,708
Net increase (decrease) in time deposits	10,920,625	(2,903,794)
Net increase (decrease) in federal funds purchased & securities sold under repurchase agreements	(7,149,003)	16,784,026
Net proceeds on FHLB borrowings	(19,500,000)	1,366,000
Net payment of short term loan	(7,000,000)	-
Net proceeds from issuance of preferred stock	11,348,189	-
Net proceeds from issuance of common stock	48,778	169,638
Payment for purchase of fractional shares of common stock	-	(4,691)
Dividends paid on preferred stock	(166,031)	-
Dividends paid on common stock	(272,915)	(904,294)
Net cash provided by financing activities	7,021,294	24,851,593

Increase (decrease) in cash and cash equivalents	$5,973,756	$(2,558,918)
Cash and cash equivalents:
Beginning	6,565,019	10,362,944
Ending	$12,538,775	$7,804,026

Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$6,667,665	$7,938,042
Income taxes	382,164	585,113
Unrealized (loss) on securities available for sale	$(1,374,230)	$(7,137,362)
Loans transferred to other real estate owned	$2,784,896	$647,867

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited)

Note 1. Basis of Presentation

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiary, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at June 30, 2009. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and December 31, 2008, the results of operations, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2009 and 2008. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2008. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

On January 30, 2009, as part of the Capital Purchase Program, the Company issued and sold to the U.S. Treasury for an aggregate purchase of $11,385,000 in cash (i) 11,385 shares of the Company’s fixed rate cumulative perpetual preferred stock, Series A, par value $1.25 per share, having a liquidation preference of $1,000 per share (“Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 263,542 shares of the Company’s common stock, par value $1.25 per share (“Common Stock”), at an initial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (Continued)

exercise price of $6.48 per share (“Warrant”). The Series A Preferred Stock may be treated as Tier 1 capital for regulatory capital adequacy determination purposes. Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) beginning on January 30, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) if (i) the Company has raised aggregate gross proceeds in one or more qualified equity offerings (as defined in the purchase agreement with Treasury) of at least $2.85 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. Any redemption is subject to the consent of the FDIC. Pursuant to the terms of the American Reinvestment and Recovery Act of 2009, the Company alternatively may, subject to consultation with its federal banking agency, repay the funds it received under the Capital Purchase Program at any time.

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

Securities Impairment: During the six months ended June 30, 2009, the Company recorded $1,202,955 in other-than-temporary impairment charges, net of tax $793,950. This non-cash charge to earnings is related to Collateralized Debt Obligation (CDO) investment securities.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

Recent Accounting Pronouncements (Continuted)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of

Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company recognizes that the adoption of FSP FAS 115-2 and FAS 124-2 may have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$ 84,715,199	$ 695,105	$ (1,780,959)	$ 83,629,345
Bank eligible preferred and equities	2,588,285	3,005	(673,495)	1,917,795
Mortgage-backed securities	10,182,847	181,753	(784,525)	9,580,075
Corporate and other debt	40,208,423	122,077	(14,442,391)	25,888,109
States and political subdivisions	10,663,806	134,559	(266,669)	10,531,696
	$ 148,358,560	$ 1,136,499	$(17,948,039)	$ 131,547,020

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$90,103,520	$875,648	$(1,293,728)	$89,685,440
Bank eligible preferred and equities	2,603,657	6,010	(1,200,602)	1,409,065
Mortgage-backed securities	8,128,778	137,777	(739,275)	7,527,280
Corporate and other debt	45,357,621	330,127	(13,266,471)	32,421,277
States and political subdivisions	10,101,542	109,985	(399,671)	9,811,856
	$156,295,118	$1,459,547	$(16,899,747)	$140,854,918

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,083,999	$ 46,379	$ (9,919)	$ 5,120,459

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,086,919	$ 44,623	$ (17,365)	$ 5,114,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at June 30, 2009 and December 31, 2008. Securities identified as other-than-temporary impaired are excluded from this table.

	June 30, 2009
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. government agencies & corporations	$ 37,058,357	$ (1,062,193)	$ 7,278,920	$ (718,766)	$ 44,337,277	$ (1,780,959)
Bank eligible preferred and equities	50,000	(3,500)	2,388,035	(669,995)	2,438,035	(673,495)
Mortgage-backed securities	-	-	202,860	(784,525)	202,860	(784,525)
Corporate and other debt (1)	2,843,712	(2,355,792)	11,648,103	(9,193,978)	17,384,436	(11,549,770)
States and political subdivisions	3,475,493	(76,777)	1,291,968	(189,891)	4,767,461	(266,668)
	$ 43,427,562	$(3,498,262)	$22,809,886	$(11,557,155)	$ 69,130,069	$ (15,055,417)
	(1) Other Than-Temporary-Impaired securities are excluded from this table
Securities Held to Maturity
States and political subdivisions	$989,128	$(9,919)	$ -	$ -	$989,128	$(9,919)

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corporations	$ 26,484,762	$ (579,388)	$ 1,285,660	$ (714,340)	$ 27,770,422	$ (1,293,728)
Bank eligible preferred and equities	199,750	(29,045)	2,253,657	(1,171,557)	2,453,407	(1,200,602)
Mortgage-backed securities	1,147,765	(7,724)	255,550	(731,551)	1,403,315	(739,275)
Corporate and other debt	8,954,463	(2,499,377)	13,904,955	(10,767,094)	22,859,418	(13,266,471)
States and political subdivisions	4,911,159	(355,928)	213,861	(43,743)	5,125,020	(399,671)
	$ 41,697,899	$(3,471,462)	$17,913,683	$(13,428,285)	$59,611,582	$(16,899,747)
Securities Held to Maturity
States and political subdivisions	$1,336,782	$(17,365)	$ -	$ -	$1,336,782	$(17,365)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors. Of the securities in a net unrealized loss position longer than 12 months as of June 30, 2009, $12.1 million of the total $14.4 million unrealized loss is in the corporate and other debt category where the Company has a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues. Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value. While this is not considered a permanent condition, the Company cannot predict with any degree of accuracy when prices will return to historical levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

In accordance with FAS 115-2 impairment is measured based on the entity’s intention to sell the security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or the entity does not expect to recover the security’s entire amortized cost basis. For certain of the Company’s Collateralized Debt Obligations (CDO) investments a quarterly discounted net cash flow analysis is performed in accordance with EITF 99-20 to ascertain if there was any significant deterioration in the instrument’s cash flows and thereby indicating impairment. After such an analysis and in connection with the preparation of financial statements to be included in this Form 10-Q, a determination of the credit portion of the impairment that would be recognized through earnings was made during the six months ended June 30, 2009 and management recorded an Other Than Temporary Impairment (OTTI) related to three CDO investment securities totaling $4,095,576 of which $2,892,621 has been recognized in other comprehensive loss and impairment losses of $1,202,955, net of tax $793,950, have been recognized in earnings during the six months of 2009. The primary factor used to determine the credit impairment for these securities was the amount of the amortized cost basis of the security that exceeded the discounted present value of projected cash flow. The present value of cash flows was determined using an EITF 99-20 model that considers the performance of the collateral, the level of subordination to senior tranches of securities and projected defaults and deferrals in the interest payment.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.6 million at June 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB’s or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchase of excess capital stock in 2009, the Company does not consider this investment to be other than temporarily impaired at June 30, 2009 and no impairment has been recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

Major classifications of loans are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Commercial	$ 65,163,760	$ 59,327,260
Real Estate:
Mortgage	123,266,087	124,053,357
Home equity	21,245,783	18,828,294
Construction	80,399,841	81,761,966
Total real estate	224,911,711	224,643,617
Bank cards	908,375	951,063
Installment	7,977,450	8,512,028
	298,961,296	293,433,968
Less unearned income	(33,320)	(28,232)
	298,927,976	293,405,736
Allowance for loan losses	(4,005,228)	(3,796,458)
Loans, net	$ 294,922,748	$ 289,609,278

Changes in the allowance for loan losses were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Unaudited)
Balance, beginning	$3,796,458	$2,912,082	$2,912,082
Provision for loan losses	925,000	1,250,000	580,000
Loans charged off	(741,294)	(428,110)	(173,991)
Recoveries	25,064	62,486	37,434
Balance, ending	$4,005,228	$3,796,458	$3,355,525

Impaired loan balances at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$ 2,880,788	$ 4,649,709
Impaired loans with a valuation allowance	5,025,570	4,121,208
Total impaired loans	$ 7,906,358	$ 8,770,917
Valuation allowance related to impaired loans	$ 1,223,626	$ 1,133,374
Total nonaccrual loans	$ 7,554,410	$ 10,422,032
Total loans past-due ninety days or more and still accruing	$ 3,832,043	$ 1,175,189

	June 30, 2009	December 31, 2008
Average investment in impaired loans	$ 7,114,149	$ 4,118,690
Interest income recognized on impaired loans	$ 32,122	$ 122,504

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	June 30, 2009	December 31,
	(Unaudited)	2008
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.5092%, principal due and payable on July 24, 2017, callable quarterly
beginning July 24, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.6550%,
principal due and payable on June 29, 2012	5,000,000	-
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,	-	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,	-	5,000,000
Interest payable quarterly at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.8225%,
principal due and payable on November 19, 2012,
callable quarterly beginning November 19, 2009	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-payable daily
at Bank’s option, maturity December 31, 2009,
interest adjusted daily, currently, 0.43% as of
June 30, 2009	-	14,500,000

	$40,000,000	$59,500,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a summary of options under the Plan at June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2008	49,230	$ 14.04	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	26,137	11.12	-
Options outstanding, June 30, 2009	23,093	17.34	$-
Options exercisable, June 30, 2009	23,093	17.34	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.52 $11.53 $15.21-$24.81	2,458 4,924 15,711	0.54 years 3.04 years 4.50 years	$7.52 11.53 20.70	2,458 4,924 15,711	$7.52 11.53 20.70

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$131,547,020	$-	$131,547,020	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBA certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

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

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are recorded at the lower of the loan balance or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value is generally based upon independent market prices or appraised values. At June 30, 2009, the total of Other Real Estate Owned was recorded at its fair value and accordingly we classify OREO as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (Continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying value at June 30, 2009
Quoted Prices
		in Active		Significant
		Markets for		Other	Significant
	Balance as of	Identical		Observable	Unobservable
	June 30,	Assets		Inputs	Inputs
Description	2009	(Level 1)		(Level 2)	(Level 3)
Assets: Impaired Loans, net of valuation allowance Other Real Estate Owned	$ 3,801,944 $ 3,928,299	$ $	- -	$ 3,801,944 $ 3,846,326	$ - $ 81,973

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (Continued)

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

FHLB borrowings: The carrying amounts of FHLB borrowings is estimated to be the discounting its future cash flows using net rates offered for similar borrowings.

Capital trust preferred securities: The carrying amount of the capital trust preferred securities approximates their fair values.

The following is a summary of the carrying amounts and estimated fair values of the Company and Bank’s financial assets and liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 6,248,775	$ 6,248,775	$ 6,565,019	$ 6,565,019
Federal funds sold	6,290,000	6,290,000	-	-
Securities available for sale	131,547,020	131,547,020	140,854,918	140,854,918
Securities held to maturity	5,083,999	5,120,459	5,086,919	5,114,177

Loans held for sale	2,151,388	2,151,388	1,102,131	1,102,131
Loans, net	294,922,748	296,635,810	289,609,278	298,411,278
Accrued interest receivable	2,936,017	2,936,017	2,808,345	2,808,345

Financial liabilities:
Demand and variable rate deposits	145,212,430	145,212,430	126,420,779	126,420,779
Certificates of deposits	232,462,982	234,545,010	221,542,357	230,832,357
Federal funds purchased and
securities sold under repurchase
agreements	36,153,139	36,153,139	43,302,142	43,302,142
FHLB borrowings	40,000,000	40,600,300	59,500,000	59,590,000
Short-term borrowings	-	-	7,000,000	7,000,000
Capital trust preferred securities	5,155,000	5,155,000	5,155,000	5,155,000
Accrued interest payable	609,129	609,129	646,054	646,054

At June 30, 2009 and December 31, 2008, the Company had outstanding standby letters of credit and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (Continued)

commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we may use historical loss factors as one of the many factors and estimates utilized in determining the inherent losses that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would affect our transactions could change. A summary of the significant accounting policies of the Company is set forth in Note 1 to the Company’s consolidated financial statements.

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

Impairment of Loans: We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan (or, as a practical expedient, at the loan’s observable market price) or the fair value of the collateral if the loan is collateral dependent. We consider a loan impaired when it is probable that the Company will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment.

Impairment of Securities: Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. We regularly review each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

Results of Operations

The following discussion is intended to assist in understanding the results of operations and financial condition of the Company.  This discussion should be read in conjunction with the accompanying consolidated financial statements.

During the three months ended June 30, 2009, the Company recorded $1,050,000 in other-than-temporary impairment charges, net of tax $693,000. This non-cash charge to earnings is related to Collateralized Debt Obligation (CDO) investment securities and was previously discussed in Note 2. Also on May 22, 2009, the FDIC levied a special assessment on insured institutions as part of the agency’s effort to rebuild the Deposit Insurance Fund (DIF). The final rule established a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009. The special assessment will be collected by the FDIC on September 30, 2009. The Bank accrued $225,000 during the second quarter of 2009 in accordance with the FDIC’s ruling.

For the quarter ended June 30, 2009, the Company reported a loss of $95,356 compared to earnings of $909,577 in the quarter ended June 30, 2008. The decline in net income is $1,004,933 or 110.5 percent when compared to earnings in the second quarter of 2008. Net income available to common shareholders was a loss of $255,943 after accrued dividends and accretion of discount on preferred stock totaling $160,588. Basic and diluted earnings on a per share basis were ($0.10), a decrease of $0.45 or 128.6 percent. For the six-month period in 2009, net income was $165,780 compared to earnings of $1,805,082 for the same period in 2008. Net income available to common shareholders for the six-month period of 2009 was a loss of $103,447 after accrued dividends and accretion of discount on preferred stock totaling $269,227. Basic and diluted earnings on a per share basis were ($0.04), a decrease of $0.74 or 105.7 percent for basic earnings per share and a decrease of $0.73 or 105.8 percent for diluted earnings per share compared to the same period in 2008.

The decrease during the second quarter is the result of net interest margin compression, which was impacted by the loss of interest income from the decline in earning assets of over $18 million due to the non-cash write-down of perpetual preferred stock issued by Fannie Mae and Freddie Mac (collectively, “the GSE”) during the third quarter of 2008, an additional loss of interest income from the $11.5 million of non-accrual loans and other real estate, the non-cash write-down of $1,050,000 in Collateralized Debt Obligation (CDO) securities during the second quarter of 2009, an industry wide FDIC special assessment of $225,000, and contributions to the Bank’s provision for loan losses of $550,000 compared to $300,000 for the second quarter of 2008.

The return on average assets for the second quarter was (0.08) percent and excluding the write-down and special assessment would have been 0.60 percent versus the prior year’s 0.72 percent. The return on shareholders’ equity was (1.33) percent and exclusive of the write-down and special assessment would have been 10.42 percent, compared to 10.14 percent in 2008.

Not withstanding the impact of the non-cash impairment write-down, the FDIC special assessment and the increase in the provision for loan losses, the decrease in net income for the quarter is due to net interest margin compression. Primary factors impacting the net interest margin include earning assets with variable interest rates tied to prime outweighing corresponding variable funding sources; the loss of $19 million in earning assets due to the aforementioned write-off of Fannie Mae and Freddie Mac preferred stock and CDO investments during the last two quarters of 2008 and first two quarters of 2009, respectively; significant competition for retail deposits in our markets; all of which have been further exacerbated by interest rate cuts by the Federal Reserve that started in September 2007 with the Federal Funds rate target at 5.25 percent and continued through December 2008 when the Federal Funds target range was set to 0 percent to 0.25 percent, where it remained at June 30, 2009. As a result, the cost of funding asset growth declined at a slower rate than did income on all earning assets, particularly interest sensitive earning assets. As the Company is largely asset sensitive, and in a period of declining rates, the income from earning assets will decline more than the interest expense on deposits. In addition, the Company has historically relied on higher cost retail certificates of deposit for funding. However, growth in loans coupled with a decline in deposits, required increased use of lower cost borrowings and resulted in total interest expense declining, but at a slower rate than total interest income.

Excluding the loss on the write-down of CDO securities, the net gains on sale of securities and the special assessment from the FDIC during the second quarter of 2009, net income available to common shareholders for the six-month period was $523,091 or $.20 per basic and diluted shares. For the six-month period ended June 30, 2008 comparable net income available to common shareholders, net of gains of sale of securities, was $1,151,000 or $0.45 and $0.44 per basic and diluted shares respectively.

This decline in net income available to common shareholders exclusive of the write-down of securities and the special assessment from the FDIC, in 2009 of $627,909 or 54.6 percent is the result of the previously noted factors that affected the Company’s net interest margin during 2009.

Net Interest Income. The Company’s net interest income was $3,374,437 in the second quarter of 2009, compared to $3,754,869 for the second quarter of 2008, a decrease of $380,432 or 10.1 percent. This decrease is primarily the result of the effect of shrinking interest margins. The net interest margin for the second quarter of 2009 was 2.93 percent compared to 3.29 percent in the second quarter of 2008. Factors that were present during the latter part of 2008 continued to impact net interest margin during the first and second quarters of 2009. These factors include the absence of earning assets totaling over $19 million from the write off of Fannie Mae and Freddie Mac preferred stock and CDO investments, the effect on non-accruing loans and other real estate that are no longer earning income due to their status, and the prevailing low market rate environment. Average earning assets were $474.0 million at June 30, 2009, a decrease of $4.3 million or 0.9 percent from $478.3 million in the second quarter of 2008. The tax-equivalent yield on total interest earning assets dropped to 5.61 percent in 2009 from 6.50 percent in 2008 resulting in a decrease of $1.1 million in total interest income. Interest expense also decreased as the yield on interest-bearing liabilities decreased to 2.95 percent in the second quarter of 2009 compared to 3.61 percent in 2008 resulting in a decrease of $648,952 in total interest expense to $3.2 million compared to $3.8 million in the second quarter of 2008. This decrease in total interest expense occurred in spite of an increase in average interest-bearing liabilities of $7.0 million or 1.7 percent to $431.2 million in the second quarter of 2009 compared to $424.1 million in the second quarter of 2008. The changes in average interest-bearing liabilities were in interest-bearing deposits, up $9.4 million or 2.9 percent; FHLB advances down $5.5 million or 9.3 percent; federal funds purchased and repurchase agreements up $3.1 million or 9.5 percent. These additional funds were utilized to fund loan growth, the average of which was up $17.4 million or 6.1 percent.

For the six-month period ended June 30, 2009, net interest income totaled $6,393,910, a decrease of 14.8 percent or $1.1 million compared to $7,509,355 for the same period in 2008. The net interest margin for the 2009 period was 2.77 percent compared to 3.35 percent in 2008. Interest and fees on loans decreased $1,106,922 or 11.1 percent as the volume of loans increased $5,527,328 million, or 1.9 percent, from December 31, 2008 to June 30, 2009. Interest on securities decreased $1,247,661 and interest on federal funds sold increased $7,596. Combined, total interest income was down $2,346,987 or 15.3 percent. Total interest expense decreased 15.7 percent as interest on deposits decreased $919,873 or 14.8 percent as the volume of deposits increased 8.5 percent. Interest on borrowings decreased $311,669, or 18.7 percent.

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

During the second quarter of 2009, average loans totaled $300.4 million, an increase of $17.5 million or 6.1 percent from $282.9 million in the second quarter of 2008, while average investment securities totaled $166.8 million, a decrease of $28.5 million from $195.3 million in the second quarter of 2008. The fully taxable equivalent annualized yield on loans decreased to 6.03 percent from 6.90 percent in the comparable quarter of 2008, while investment securities in the second quarter of 2009 yielded 5.08 percent, compared to 5.92 percent in the second quarter of 2008. The decrease in loan yields reflects the effects of a reduction in the prime interest rate from 5.0 percent during the first quarter of 2008 to its current level of 3.25 percent during the second quarter of 2009. Like the yield on the loan portfolio, security yields have been affected by the declining rate environment as reinvestment of $42.2 million in called securities have been at lower yields, and the reduction in higher yielding assets from the write-down of the CDO security investments in 2009 and Fannie Mae and Freddie Mac preferred stock security investments in 2008. Average total deposits for the second quarter of 2009 increased by $6.2 million or 1.7 percent, to $373.4 million from $367.2 million in the second quarter of 2008. Total interest bearing deposits in the second quarter averaged $336.2 million, an increase of $9.4 million or 2.8 percent as compared to $326.8 million in the second quarter of 2008. Total borrowings averaged $95.0 million in the second quarter of 2009 compared to $97.3 million in the comparable quarter of 2008.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated.

	Three Months ended			Three Months ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$ 6,881	$ 3	0.17%	$ 44	$ 0.2	2.13%
Securities:
U. S. government agencies and corporations	93,903	1,102	4.69%	100,868	1,363	5.41%
States and political subdivisions	16,434	273	6.64%	19,875	316	6.36%
Other securities	56,491	745	5.28%	74,556	1,211	6.50%
Total securities	166,828	2,120	5.08%	195,299	2,890	5.92%
Loans	300,356	4,528	6.03%	282,970	4,879	6.90%

Total interest-earning assets	474,065	$ 6,651	5.61%	478,313	$ 7,769	6.50%
Allowance for loan losses	(3,904)			(3,203)
Total non-earning assets	29,570			28,414
Total Assets	$ 499,731			$ 503,524

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 70,425	$ 224	1.27%	$ 63,835	$ 280	1.75%
Savings	33,285	95	1.15%	32,642	122	1.50%
Other time	232,498	2,256	3.88%	230,327	2,628	4.56%
Total deposits	336,208	2,575	3.06%	326,804	3,030	3.71%

Federal funds purchased and securities sold under repurchase agreements	36,157	72	0.80%	33,012	197	3.52%
FHLB Term advances	41,923	472	4.50%	45,000	451	4.01%
FHLB Overnight advances	11,725	13	0.44%	14,178	85	2.40
Capital trust preferred securities	5,155	51	3.96%	5,155	70	5.43%
Total borrowings	94,960	608	2.56%	97,345	803	3.30%
Total interest-bearing liabilities	431,168	3,183	2.95%	424,149	3,833	3.61%
Demand deposits	37,227			40,411
Other non interest bearing liabilities	2,682			3,093
Total Liabilities	471,077			467,653
Stockholders’ Equity	28,654			35,871
Total Liabilities and Stockholders’ Equity	$ 499,731			$ 503,524
Net interest spread		$ 3,468	2.66%		$ 3,936	2.88%
Net interest margin			2.93%			3.29%

	Six Months ended			Six Months ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$ 9,747	$ 9	0.18%	$ 116	$ 2	2.77%
Securities:
U. S. government agencies and corporations	94,140	2,275	4.83%	100,140	2,718	5.43%
States and political subdivisions	16,214	540	6.66%	19,121	613	6.41%
Other securities	56,717	1,505	5.31%	72,810	2,416	6.64%
Total securities	167,071	4,320	5.17%	192,071	5,747	5.98%
Loans	297,874	8,879	5.96%	277,330	9,987	7.20%
Total interest-earning assets	474,692	$13,208	5.56%	469,517	$ 15,736	6.70%
Allowance for loan losses	(3,855)			(3,092)
Total non-earning assets	33,734			29,403
Total assets	$ 504,571			$ 495,828

Interest bearing liabilities:
Deposits:
Interest bearing demand	$ 68,240	$ 480	1.41%	$ 61,241	$ 560	1.83%
Savings	31,949	200	1.25%	32,340	243	1.50%

Other time	231,395	4,593	3.97%	230,356	5,390	4.68%
Total deposits	331,584	5,273	3.18%	323,937	6,193	3.82%
Federal funds purchased and securities
sold under repurchase agreements	36,974	156	0.84%	30,839	449	2.91%
FHLB advances
Term	43,453	948	4.36%	45,000	911	4.05%
Overnight	13,105	33	0.50%	10,396	141	2.71%
Loan	3,403	116	6.82%	-	-	-
Capital trust preferred securities	5,155	105	4.07%	5,155	167	6.48%
Total borrowings	102,090	1,358	2.66%	91,390	1,668	3.65%
Total interest-bearing liabilities	433,674	6,631	3.06%	415,327	7,861	3.79%
Demand deposits	40,346			40,615
Other liabilities	2,922			3,042
Total liabilities	476,942			458,984
Stockholders' equity	27,629			36,844
Total liabilities and stockholders' equity	$ 504,571			$ 495,828

Net interest spread		$ 6,579	2.51%		$ 7,875	2.92%

Net interest margin			2.77%			3.35%

Non-Interest Income. The Company’s non-interest income for the second quarter of 2009 was $1,394,056, an increase of $530,737 or 61.5 percent from $863,319 in the same period of 2008. Deposit fees and charges increased 0.22 percent or $1,009 to $457,727 as the number of overdraft fees remained steady. Bank card fees fell slightly by $3,536 to $130,224 in 2009. Income recognized on the increase in cash surrender value of life insurance increased by 10.4 percent or $9,923 to $105,593. Secondary market mortgage loan fees increased $61,898 to $73,852. Securities gains increased $476,151 to $531,946, due largely to the sale of certain securities in the ordinary course of business and the increase in the number of agency securities called at par. These agency securities had been purchased at a discount and, despite accretion, were still carried at a book value below par, which resulted in a gain when they were called by the issuer. Investment and insurance commissions declined $20,960 or 36.2 percent to $36,980 in the second quarter of 2009 due to a significant reduction in transaction levels given the existing investment environment. Other income was up $6,252 percent to $57,734 largely due to lower earnings from an investment in a title company, which was negatively affected by the slowdown in mortgage loan originations.

Year to date 2009 non-interest income totaled $2,342,190, an increase of $546,733 or 30.5 percent when compared to $1,795,457 in the first six months of 2008. The categories with the most significant year to date increases or decreases were deposit fees and charges, down 6.9 percent; secondary market mortgage fees, up 178.4 percent due to an increase in purchasing activity within the local housing market during the second quarter; net gains on sales of securities was up 501.7 percent due to a higher volume of sales as well as a high volume of calls at par of agency securities originally purchased at a discount; other income was down 6.2 percent largely due to lower earnings from an investment in a title company which was negatively affected by the slowdown in mortgage loan originations.

Non-Interest Expenses. Total non-interest expense for the second quarter of 2009 was $4,330,557, an increase of $1,172,984 compared to $3,157,573 in the comparable period in 2008. Excluding the write-down of securities previously discussed of $1,050,000 during the second quarter and the FDIC special assessment accrual of $225,000, non-interest expenses were $3,055,557, a decrease of $102,016, or 3.2 percent as cost control and efficiency continue to be stressed by the Company wherever possible and practicable. Salaries and benefits totaled $1,658,668, a decrease of $120,222 or 6.8 percent compared to $1,778,890 in second quarter 2008. The decrease reflects lower staffing levels and a freeze on normal annual increases during 2009 combined with lower benefit accruals. Legal and professional fees totaled $73,472, an increase of $15,567 or 26.9 percent from the second quarter of last year’s total of $57,905 due to accounting and legal expense associated with the Company’s participation in the Capital Purchase Program and testing of the Bank’s compliance with Section 404 of the Sarbanes-Oxley Act. Equipment repairs and maintenance expense decreased $40,146 or 43.5 percent to $52,080 reflecting reduced costs from software and equipment maintenance contracts due to the outsourcing of our data and item processing units in the fourth quarter of 2008. Consulting fees decreased $23,697 or 27.7 percent as the Company continues to reduce its use of outside consultants. Equipment depreciation decreased by $28,882 or 17.4 percent to $137,351 as management has deferred capital purchases. Advertising and public relations expense decreased by $17,716 or 22.7 percent for the quarter as management has reduced costs by selectively identifying advertising opportunities that provide the best value for exposure within our marketplace. Insurance premiums for FDIC insurance increased to $295,149, an increase of $230,262 or 354.9 percent from $64,887 in second quarter of 2008 primarily due to the FDIC’s industry wide special deposit insurance assessment that the Bank accrued $225,000 to be paid during the third quarter of 2009. Office supplies, telephone, and postage expense decreased to $114,907, a decrease of $14,649 or 11.3 percent from $129,556 in the second quarter 2008. Data processing was $86,800 and is associated with the outsourcing of our data and item processing units in the fourth quarter of 2008 there was no expense in the second quarter of 2008.

For year to date 2009, total non-interest expense was $7,563,643, an increase of $1,118,720 or 17.4 percent compared to $6,444,923 for the year to date 2008. Again, excluding the loss on write-down of securities and the FDIC special assessment accrual of $225,000, non-interest expenses in 2009 was $6,135,688, a decrease of $309,235 or 4.8%. For the first six months of 2009, the categories with the most significant increases or decreases were salaries and benefits, down 10.5 percent or $391,122; occupancy expense was up 5.3 percent or $16,844; equipment depreciation is down 16.0 percent or $53,902; equipment repairs and maintenance is down 44.7 percent; advertising and public relations is down $47,611 or 30.4 percent; office supplies, telephone, and postage expense was down 6.2 percent; legal and professional fees were up $37,836 or 34.7 percent; and federal insurance premiums were up 385.1 percent for the reasons stated above.

Income Taxes. The Company reported income tax benefit of $16,708 in the second quarter of 2009, compared to an expense of $251,038 in the second quarter of 2008. These amounts yielded effective tax rates (benefits) of (14.9) percent and 21.6 percent, respectively. The 2009 effective tax rate (benefit) is the result of the loss suffered due to the write-off of the Company’s two CDO investments during the second quarter 2009. On a year to date basis, income taxes were $81,677 in 2009 compared to $474,807 in 2008. Due to the loss before income taxes in the second quarter of 2009, presentation of comparable tax rates for each period would not be meaningful.

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

At June 30, 2009, total loans net of unearned income were $298.9 million and had increased by $5.5 million or 1.9 percent from December 31, 2008, and had grown $9.6 million or 3.3 percent from June 30, 2008. The loan to deposit ratio was 79.2 percent at June 30, 2009, compared to 84.3 percent at December 31, 2008 and 79.0 percent at June 30, 2008. Though growth has slowed as a result of declining demand in our marketplace these results are reflective of the Company’s strategy to increase the loan portfolio which has been ongoing since late 2006. At June 30, 2009, real estate related loans accounted for 75.2 percent of the total loan portfolio, consumer loans were 3.0 percent of the total portfolio, and commercial and industrial loans represented 21.8 percent of the total portfolio as compared to 76.6, 3.2, and 20.2 percent respectively at December 31, 2008 and 78.0, 3.2, and 18.9 percent respectively at June 30, 2008.

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

The following table summarizes non-performing assets:

	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008

Loans accounted for on a non-accrual basis	$ 7,554	$ 9,969	$ 10,422	$ 9,422	$5,007
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	3,832	5,594	1,175	142	328
Total non-performing loans	$ 11,386	$ 15,563	$ 11,597	$ 9,564	$ 5,335
Other real estate owned	3,928	3,223	1,486	673	648
Total non-performing assets	$ 15,314	$ 18,786	$ 13,083	$ 10,237	$ 5,983

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. The Bank’s practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. Nonperforming assets totaled $15,314,752, an increase of $2,231,943 as compared to $13,082,809 at December 31, 2008 and an increase of $9,332,135 as compared to $5,982,617 at June 30, 2008. The current decline in the national economy has also affected the local real estate market. The majority of the non-performing loans are real estate related. As such, management expects an increase in total non-performing assets over the next several quarters as changes occur within the national and local economy and real estate market. Management further believes that the majority of non-performing loans is adequately secured and should be covered by additions to the reserve.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Given the increase in non-performing assets, management is concerned, however it does not believe that the level of non-performing loans at June 30, 2009 is reflective of any significant systemic problem within the Company’s loan portfolio and rather is a reflection of the current economic environment. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions to the carrying value of those loans to approximate fair value based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans deteriorate further in the future, additional write downs on these loans may be required. The ratio of the allowance for loan losses to total loans was 1.34 percent at June 30, 2009; 1.29 percent at December 31, 2008; and 1.16 percent at June 30, 2008. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, the Company has elected to continue regular additions to its reserve for possible loan losses, and these additions are expected to continue in the foreseeable future. At June 30, 2009, the ratio of the allowance for loan losses to total non-performing assets was 26.2 percent compared to 29.0 percent at December 31, 2008 and 57.5 percent at June 30, 2008.

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

Given the significant growth in the total loan balances since 2007, the stability in the net charged-off loan amount, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total non performing assets, management concluded that it would be appropriate to continue additions to the reserve. Accordingly, there was a provision for loan losses of $925,000 in the first six months of 2009, compared to $580,000 in the first six months of 2008. Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong evidence to support additions to the reserve for loan losses in subsequent periods. The decision to continue, increase or decrease additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing loans. Despite management’s best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized. Any such adjustments are made in the reporting period when the relevant factor(s) become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the second quarter 2009, total securities were $136.6 million, a decrease of $9.3 million or 6.6 percent compared to December 31, 2008 balances of $145.9 million, and have decreased by $40.3 million or 22.8 percent since the June 30, 2008 balance of $176.9 million. This is largely due to the $18.9 million write-off of Fannie Mae and Freddie Mac preferred stock and Lehman Brothers investments and the adjustment to market value from book value of the securities by its associated FASB 115 unrealized losses during 2008 and 2009, and $39.5 million in agency securities called during the first six months of 2009. Investment securities represented 27.7 percent of total assets, and 30.8 percent of earning assets at June 30, 2009, compared to 30.0 percent and 33.2 percent, respectively, at December 31, 2008 and 34.8 percent and 37.9 percent, respectively, at June 30, 2008.

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

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade and the evaluation has concluded that there is no impairment at this time: $1 million, Ford Motor Corporation 9.5% maturing September 2011; $825 thousand, GMAC 7.00% maturing February 2012 and $175 thousand GMAC Perpetual Preferred Stock, $1 million, Deluxe Corporation 5.125% maturing October 2014 $1 million, Country Wide Lending maturing December 2036 and $2 million in Sallie Mae preferred stock.

The Company holds thirteen CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred. Subsequent to purchase, the thirteen securities have revised ratings that are below minimum investment grade. Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of June 30, 2009. Additionally, the Company does not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

The fully taxable equivalent annualized average yield on the entire portfolio was 5.08 percent for the second quarter of 2009, compared to 5.92 percent for the same period in 2008. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

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

Total deposits were $377.7 million as of June 30, 2009, an increase of $29.7 million or 8.5 percent from $347.9 million at December 31, 2008. Total deposits have increased by $11.5 million or 3.1 percent from the June 30, 2008 level of $366.2 million. The average aggregate interest rate paid on interest bearing deposits was 3.06 percent in the first six months of 2009, compared to 3.79 percent for the corresponding period in 2008. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At June 30, 2009 certificates of deposit represented 61.6 percent of total deposits as compared to 63.7 percent at December 31, 2008 and 66.5 percent at June 30, 2008.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at June 30, 2009, March 31, 2009, December 31, 2008, and June 30, 2008:

	Time Deposits $100,000 or More (Dollars in thousands)
	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Three months or less	$ 9,488	$ 7,718	$ 12,918	$ 12,154
Three to twelve months	36,099	28,174	19,134	22,899
Over twelve months	25,670	34,044	31,267	35,405
Total	$ 71,257	$ 69,936	$ 63,319	$ 70,458

Total borrowings at June 30, 2009 were $81.3 million, and consisted of overnight borrowings of $36.2 million, term borrowings of $40.0 million, and capital trust preferred long-term debt of $5.2 million. The weighted average cost of these borrowings in the first six months of 2009 was 2.66 percent compared to 3.65 percent in the comparable period of 2008.

The overnight borrowings of $36.2 million was in federal funds purchased and repurchase agreements with no overnight advances from the Federal Home Loan Bank at June 30, 2009, compared to $43.3 million and $14.5 million at December 31, 2008 and $39.0 million and $15.7 million at June 30, 2008, for the respective borrowing facilities. The $40.0 million in term borrowings at June 30, 2009 were structured borrowings from the Federal Home Loan Bank, compared to $45.0 million in Federal Home Loan Bank structured borrowings and $7.0 million were in a loan from a local financial institution at December 31, 2008, and $45.0 million in Federal Home Loan Bank structured borrowings at June 30, 2008. The weighted average cost of these borrowings in the first six months of 2009 was 4.36 percent compared to 4.05 percent in the comparable period of 2008. The capital trust preferred debt is unchanged at $5.2 million, and is described in more detail below.

As of June 30, 2009, the Company had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033. The current weighted average cost of these borrowings in the first six months of 2009 was 4.07 percent compared to 6.48 percent in the comparable period of 2008. The aggregate yields on all interest bearing liabilities for the first six months of 2009 was 3.06 percent, compared to 3.79 percent in the comparable period of 2008.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. The Bank’s capital position continues to exceed regulatory requirements and the Bank is considered to be “Adequately-Capitalized” with a Total risk-based capital ratio of 9.6 percent at June 30, 2009. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of June 30, 2009, with minimum requirements, as defined by regulation, is shown below:

		Actual
	Regulatory Minimum		June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0%		10.2%	10.7%	9.2%	13.0%
Tier 1 risk-based capital	4.0%		9.3%	9.8%	8.2%	12.3%
Leverage ratio	4.0%		8.4%	8.4%	6.6%	9.6%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	9.6%	10.1%	10.6%	11.8%
Tier 1 risk-based capital	4.0%	6.0%	8.7%	9.2%	9.6%	109%
Leverage ratio	4.0%	5.0%	7.9%	8.0%	7.7%	8.4%

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

At June 30, 2009, the Company had a positive 3 month and a negative 12-month period gap position, the cumulative gap to the one-year point was negative. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

ITEM 1A RISK FACTORS

There have been no material changes from the risk factors made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders Meeting on May 26, 2009. At this meeting, the                    shareholders approved the following proposals

Matters voted upon:

1)	To elect three directors to serve for a term of three years each, expiring at the 2012 annual meeting of shareholders:
	Number of shares
	For	Abstained	Withheld
Elwood C. May	1,875,169	0	210,115
Phoebe P. Zarnegar	1,879,602	0	205,682
Clarke C. Jones	1,864,333	0	220,953

2)	To ratify the appointment of Yount, Hyde & Barbour, P.C. to serve as independent auditors for the year ending December 31, 2009:

For	Against	Abstained
2,013,759	70,337	1,187

3)	To approve the compensation of Executive Officers:

For	Against	Abstained
1,816,381	219,286	49,616

ITEM 5                 OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Document

10.1

Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Charles F. Catlett, III (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 24, 2009).

10.2

Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Leslie S. Cundiff (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 24, 2009).

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: August 14, 2009	/s/ Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: August 14, 2009	/s/ Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Charles F. Catlett, III (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 24, 2009).

10.2

Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Leslie S. Cundiff (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 24, 2009).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.