Form 10-Q
period 2009-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2009-11-16
CIK 804561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [	]	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __

Non-accelerated filer __ Smaller reporting company X

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common stock, par value $1.25	2,614,008

CENTRAL VIRGINIA BANKSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information	Page No.

Item 1	Financial Statements

Consolidated Balance Sheets -

September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations – Three and Nine Months

Ended September 30, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Stockholders’ Equity - Nine

Months Ended September 30, 2009 and 2008 (Unaudited)	6

Consolidated Statements of Cash Flows - Nine

Months Ended September 30, 2009 and 2008 (Unaudited)	8

Notes to Consolidated Financial Statements -

September 30, 2009 and 2008 (Unaudited)	9

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4	Controls and Procedures	38

Part II. Other Information

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3	Defaults Upon Senior Securities	39

Item 4	Submission of Matters to a Vote of Security Holders	39

Item 5	Other Information	39

Item 6	Exhibits	39

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$ 8,095,190	$ 6,565,019
Federal funds sold	6,859,000	-
Total cash and cash equivalents	14,954,190	6,565,019
Securities available for sale at fair value	117,421,809	140,854,918
Securities held to maturity at amortized cost (fair value 2009 $5,187,768; 2008 $5,114,177)	5,082,342	5,086,919
Mortgage loans held for sale	671,250	743,950
SBA loans held for resale	2,170,413	358,181
Total loans	299,123,077	293,433,968
Less:Unearned income	(28,241)	(28,232)
Allowance for loan losses	(4,830,228)	(3,796,458)
Loans, net	294,264,608	289,609,278
Bank premises and equipment, net	9,396,641	9,856,774
Accrued interest receivable	2,737,923	2,808,345
Deferred income taxes	11,241,218	12,745,878
Other real estate owned	3,509,864	647,867
Other assets	17,329,289	16,991,147
Total assets	$ 478,779,547	$ 486,268,276

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$ 36,259,890	$ 33,784,800
Interest bearing demand deposits and NOW accounts	76,735,247	62,896,702
Savings deposits	34,299,306	29,739,277
Time deposits, $100,000 and over	73,189,556	63,318,955
Other time deposits	158,205,415	158,223,402
Total deposits	378,689,414	347,963,136
Federal funds purchased and securities sold under repurchase agreements	7,791,658	43,302,142
FHLB borrowings	50,000,000	59,500,000
Short term borrowings	-	7,000,000
Capital trust preferred securities	5,155,000	5,155,000
Accrued interest payable	578,321	646,054
Other liabilities	2,520,896	2,393,782
Total liabilities	$ 444,735,289	$ 465,960,114
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 and 0 shares issued and outstanding, respectively	$ 11,385,000	$ -
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,614,008
and 2,596,220 shares issued and outstanding, respectively	3,267,510	3,245,275
Common stock warrant	411,947	-
Discount on preferred stock	(363,214)	-
Surplus	16,883,526	16,870,988
Retained earnings	8,728,714	10,380,523
Accumulated other comprehensive loss, net	(6,269,225)	(10,188,624)
Total stockholders’ equity	34,044,258	20,308,162
Total liabilities and stockholders’ equity	$ 478,779,547	$ 486,268,276

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$ 4,917,876	$ 4,867,173	$ 13,781,374	$ 14,837,593
Interest on securities and federal funds sold:
U.S. Government treasury	1,920	-	3,141	-
U.S. Government agencies and corporations	1,081,502	1,301,214	3,354,777	4,018,956
States and political subdivisions	191,589	212,047	595,765	687,489
Other	519,876	924,942	1,993,079	3,131,372
Interest on federal funds sold	5,466	145	14,666	1,749

Total interest income	6,718,229	7,305,521	19,742,802	22,677,159

Interest expense
Interest on deposits	2,487,849	2,842,022	7,760,908	9,034,954
Interest on borrowings:
Federal funds purchased and
securities sold under repurchase agreements	46,008	259,550	202,235	709,017
FHLB advances:
Term	413,926	477,681	1,326,630	1,389,079
Overnight	8,480	89,306	41,539	230,626
Short-term borrowings	-	1,151	115,792	1,151
Capital trust preferred securities	44,051	72,202	149,351	239,367

Total interest expense	3,000,314	3,741,912	9,596,455	11,604,194

Net interest income	3,717,915	3,563,609	10,146,347	11,072,965

Provision for loan losses	968,236	300,000	1,893,236	880,000

Net interest income after provision for loan losses	2,749,679	3,263,609	8,253,111	10,192,965
Non-interest income
Deposit fees and charges	472,858	477,632	1,341,023	1,410,332
Bank card fees	142,904	129,712	392,611	384,822
Increase in cash surrender value of life insurance	107,517	95,670	327,600	293,026
Secondary mortgage loan fees	59,541	22,564	175,159	64,100
Investment and insurance commissions	28,224	94,881	91,458	216,873
Realized gain (loss) on sale of securities available for sale	(224,975)	21,747	478,720	138,684
Other	68,894	47,606	190,660	177,434

Total other income	654,963	889,814	2,997,231	2,685,271

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other expenses
Salaries and wages	1,180,791	1,400,993	3,703,635	4,143,798
Pensions and other employee benefits	390,133	493,446	1,201,479	1,475,953
Occupancy expense	154,648	159,551	488,107	476,166
Equipment depreciation	133,582	155,803	415,638	491,761
Equipment repairs and maintenance	57,362	101,842	160,327	288,116
Advertising and public relations	67,686	91,698	176,529	248,152
Federal insurance premiums	145,820	73,401	512,447	148,977
Office supplies, telephone, and postage	129,572	125,580	380,181	392,666
Taxes and licenses	66,149	77,255	199,113	242,340
Legal and professional fees	62,812	67,300	209,824	176,476
Consulting fees	55,111	92,954	184,053	254,942
Loss on securities write down (1)	2,231,331	17,850,850	3,434,286	17,850,850
Outsourced data processing	88,837	-	268,304	-
Other operating expenses	512,886	552,911	1,541,040	1,498,311
Total other expenses	5,276,720	21,243,584	12,874,963	27,688,508

Loss before income taxes	(1,872,078)	(17,090,161)	(1,624,621)	(14,810,272)

Income taxes (benefit)	(821,409)	(196,320)	(739,732)	278,487

Net loss	$ (1,050,669)	$ (16,893,841)	$ (884,889)	$ (15,088,759)
Effective dividend on preferred stock	160,588	-	429,814	-
Net loss available to common shareholders	$ (1,211,257)	$ (16,893,841)	$ (1,314,703)	$ (15,088,759)

Loss per share of common stock - basic:	$ (0.46)	$ (6.56)	$ (0.50)	$ (5.86)

Loss per share of common stock - diluted:	$ (0.46)	$ (6.56)	$ (0.50)	$ (5.86)

Dividends paid per share	$ 0.0525	$ 0.18	$ 0.158	$ 0.54

Weighted average shares, basic	2,609,152	2,581,760	2,603,247	2,576,578
Weighted average shares, assuming dilution	2,609,152	2,581,760	2,603,247	2,576,578

(1) Total of other-than-temporary impairment losses on securities in the nine months ended September 30, 2009 is $6,066,018 of which $2,631,732 has been recognized in other comprehensive loss, and impairment losses of $3,434,286 have been recognized in earnings in the nine months ended September 30, 2009.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Preferred	Common	Common Stock	Discount on Preferred		Retained	Accumulated Other Comprehensive	Comprehensive
	Stock	Stock	Warrant	Stock	Surplus	Earnings	(Loss)	Income/(Loss)	Total

Balance, December 31, 2007	$ -	$ 3,058,895	$ -	$ -	$ 14,792,997	$ 23,633,722	$ (4,621,530)		$ 36,864,084
Comprehensive loss:
Net loss						(15,088,759)		(15,088,759)	(15,088,759)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $4,017,171							(7,794,831)	(7,794,831)	(7,794,831)
Less reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $47,153							(91,531)	(91,531)	(91,531)

Total comprehensive loss								$ (22,975,121)

Issuance of common stock:
3,682 shares pursuant to exercise of stock options		4,603			38,367	-	-		42,970
Income tax benefit of deduction for tax purposes attributable to exercise of stock options		-			7,436	-	-		7,436
122,425 shares pursuant to a 5% stock dividend		153,031			1,830,254	(1,983,285)			-
14,685 shares pursuant to dividend reinvestment plan		18,356			171,346	-	-		189,702
Payment for 290 fractional shares of common stock						(4,691)			(4,691)
Cash dividends declared, $.54 per share	-	-	-	-	-	(1,368,778)	-		(1,368,778)
Balance, September 30, 2008	$ -	3,234,885	$ -	$ -	$ 16,840,400	$ 5,188,209	$ (12,507,892)		$ 12,755,602

			See Notes to Consolidated Financial Statements

CENTRAL VIRGINIA BANKSHARES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

							Accumulated
	Preferred	Common	Common Stock	Discount on Preferred		Retained	Other Comprehensive	Comprehensive
	Stock	Stock	Warrant	Stock	Surplus	Earnings	(Loss) (1)	Income/(Loss)	Total
Balance, December 31, 2008	$ -	$ 3,245,275	$ -	$ -	$ 16,870,988	$ 10,380,523	$ (10,188,624)		$ 20,308,162
Comprehensive income:
Net loss	-	-	-	-	-	(884,889)	-	(884,889)	(884,889)
Other comprehensive loss, net of tax:
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes of $1,014,192	-	-	-	-	-	-	1,968,725	1,968,725	1,968,725
Reclassification adjustment for loss on write-down of securities, net of deferred taxes of $1,167,657	-	-	-	-	-	-	2,266,629	2,266,629	2,266,629

Reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $162,765	-	-	-	-	-	-	(315,955)	(315,955)	(315,955)

Total comprehensive income								$ 3,034,510
Issuance of preferred stock	11,385,000	-	-	-	(36,811)	-	-		11,348,189
Common stock warrant			411,947						411,947
Discount on preferred stock				(411,947)					(411,947)
Issuance of common stock									-
17,788 common shares pursuant to dividend reinvestment plan	-	22,235	-	-	49,349	-	-		71,584
Dividends paid and accumulated on preferred stock						(308,344)			(308,344)
Accretion of discount on preferred stock	-	-	-	48,733	-	(48,733)	-		-
Common Stock cash dividends declared, $.158 per share	-	-	-	-	-	(409,843)	-		(409,843)
Balance, September 30, 2009	$11,385,000	$ 3,267,510	$ 411,947	$ (363,214)	$ 16,883,526	$ 8,728,714	$ (6,269,225)		$ 34,044,258

(1(1) Total accumulated other comprehensive loss includes an other-than-temporary impairment of $2,631,732, or $1,736,943, net of tax of  $894,789.

See Notes to Consolidated Financial Statements

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net Loss	$ (884,889)	$ (15,088,759)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities:
Depreciation	576,182	650,991
Amortization	11,008	27,883
Deferred income taxes	(497,589)	(277,718)
Provision for loan losses	1,893,236	880,000
Amortization and accretion on securities, net	218,062	42,756
Realized gains on available for sale securities	(478,720)	(138,684)
Loss on securities write-down	3,434,286	17,850,850
Increase in cash surrender value of life insurance	(327,600)	(293,026)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	72,700	(309,000)
SBA loans held for resale	(1,812,232)	(300,142)
Accrued interest receivable	70,422	(76,547)
Other assets	113,055	(925,706)
Increase (decrease) in liabilities:
Accrued interest payable	(67,733)	(83,969)
Other liabilities	(461,721)	548,819
Net cash (used in) provided by operating activities	1,858,467	2,507,748

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	-	925,413
Proceeds from calls and maturities of securities available for sale	46,676,131	53,194,087
Proceeds from sales of securities available for sale	45,511,525	19,805,398
Purchase of securities available for sale	(65,982,224)	(65,832,400)
Net increase in loans made to customers	(8,885,458)	(31,828,580)
Net purchases of premises and equipment	(116,050)	(269,055)
Acquisition of other assets	(90,600)	(202,500)
Net cash provided by (used in) investing activities	17,113,324	(24,207,637)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	20,873,664	1,306,793
Net increase (decrease) in time deposits	9,852,614	(10,727,130)
Net increase (decrease) in federal funds purchased & securities sold under repurchase agreements	(35,510,484)	15,510,598
Net (payments) advances on FHLB borrowings	(9,500,000)	6,150,000
Net (payments) advances of short term borrowings	(7,000,000)	7,000,000
Net proceeds from issuance of preferred stock	11,348,189	-
Net proceeds from issuance of common stock	71,584	232,672
Payment for purchase of fractional shares of common stock	-	(4,691)
Dividends paid on preferred stock	(308,344)	-
Dividends paid on common stock	(409,843)	(1,368,778)
Net cash (used in) provided by financing activities	(10,582,620)	18,099,464

Increase (decrease) in cash and cash equivalents	$ 8,389,171	$ (3,600,425)
Cash and cash equivalents:
Beginning	6,565,019	10,362,944
Ending	$ 14,954,190	$ 6,762,519
Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$ 9,664,188	$ 11,688,163
Income taxes	382,164	897,660
Unrealized gain (loss) on securities available for sale	$ 5,938,483	$ (11,950,686)
Loans transferred to other real estate owned	$ 2,784,896	$ 673,542

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(Unaudited)

Note 1. Basis of Presentation

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiary, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. Generally Accepted Accounting Principles requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at September 30, 2009. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date of the consolidated financial statements issued.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and December 31, 2008, the results of operations, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2009 and 2008. The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2008. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Securities Impairment: During the nine months ended September 30, 2009, the Company recorded $3,434,286 in other-than-temporary impairment charges, net of tax $1,167,657. This non-cash charge to earnings is related to Collateralized Debt Obligation (CDO) investment securities.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company recognizes that the adoption of FSP FAS 157-4 may have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company recognizes that the adoption of FSP FAS 115-2 and FAS 124-2 may have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

Carrying amounts and approximate market values of securities available for sale are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$ 73,117,653	$ 980,059	$ (1,168,932)	$ 72,928,780
Bank eligible preferred and equities	2,580,445	-	(848,350)	1,732,095
Mortgage-backed securities	12,458,143	323,820	-	12,781,963
Corporate and other debt	30,055,467	38,429	(8,874,471)	21,219,425
States and political subdivisions	8,718,616	153,277	(112,347)	8,759,546
	$ 126,930,324	$ 1,495,585	$(11,004,100)	$ 117,421,809

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies & corporations	$90,103,520	$ 875,648	$ (1,293,728)	$ 89,685,440
Bank eligible preferred and equities	2,603,657	6,010	(1,200,602)	1,409,065
Mortgage-backed securities	8,128,778	137,777	(739,275)	7,527,280
Corporate and other debt	45,357,621	330,127	(13,266,471)	32,421,277
States and political subdivisions	10,101,542	109,985	(399,671)	9,811,856
	$156,295,118	$1,459,547	$(16,899,747)	$140,854,918

Carrying amounts and approximate market value of securities classified as held to maturity are as follows:

September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,082,342	$ 105,426	$ -	$ 5,187,768

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$ 5,086,919	$ 44,623	$ (17,365)	$ 5,114,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

The following table sets forth securities classified as available for sale and securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at September 30, 2009 and December 31, 2008. Securities identified as other-than-temporary impaired are excluded from this table.

	September 30, 2009
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. government agencies & corporations	$ 24,438,735	$ (569,662)	$ 6,400,731	$ (599,270)	$ 30,839,466	$ (1,168,932)
Bank eligible preferred and equities	-	-	2,430,195	(821,305)	2,430,195	(821,305)
Corporate and other debt (1)	2,502,217	(1,016,317)	9,841,942	(5,304,938)	12,344,159	(6,321,255)
States and political subdivisions	2,069,635	(27,934)	1,397,072	(84,414)	3,466,707	(112,348)
	$ 29,010,587	$(1,613,913)	$20,069,940	$(6,809,927)	$ 49,080,527	$ (8,423,840)
	(1) Other Than-Temporary-Impaired securities are excluded from this table

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corporations	$ 26,484,762	$ (579,388)	$ 1,285,660	$ (714,340)	$ 27,770,422	$ (1,293,728)
Bank eligible preferred and equities	199,750	(29,045)	2,253,657	(1,171,557)	2,453,407	(1,200,602)
Mortgage-backed securities	1,147,765	(7,724)	255,550	(731,551)	1,403,315	(739,275)
Corporate and other debt	8,954,463	(2,499,377)	13,904,955	(10,767,094)	22,859,418	(13,266,471)
States and political subdivisions	4,911,159	(355,928)	213,861	(43,743)	5,125,020	(399,671)
	$ 41,697,899	$(3,471,462)	$17,913,683	$(13,428,285)	$59,611,582	$(16,899,747)
Securities Held to Maturity
States and political subdivisions	$ 1,336,782	$ (17,365)	$ -	$ -	$ 1,336,782	$ (17,365)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors. Of the securities in a net unrealized loss position longer than 12 months as of September 30, 2009, $5.3 million of the total $6.8 million unrealized loss is in the corporate and other debt category, where the Company has a number of corporate debt securities issued by companies within the financial sector and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues. Due to the multitude of negative economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value. While this is not considered a permanent condition, the Company cannot predict with any degree of accuracy when prices will return to historical levels.

In accordance with generally accepted accounting principles, securities are evaluated for other than temporary impairment on a quarterly or more frequent basis if market concerns warrant such evaluation. Impairment is considered to be “other than temporary” if the Company does not anticipate being able to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (Continued)

recover substantially all of its cost, and intends to sell the security, or it is more likely than not to be required to sell the security before recovering its cost basis. Impairment is measured based on the entity’s intention to sell the security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or the entity does not expect to recover the security’s entire amortized cost basis. For certain of the Company’s Collateralized Debt Obligations (CDO) investments, where there are quarterly or semiannual cash flows, an evaluation utilizing discounted net cash flow analysis is performed to ascertain if there was a significant deterioration, (adverse change) in the instrument’s cash flows and thereby indicating impairment. This analysis utilizes Intex information on cash flows. EITF 99-20 (ASC 325 Investments and Other) prescribes using a discount rate "equal to the current yield used to accrete the beneficial interest." This discount rate is calculated using the original discount margin (or credit spread) calculated as of the purchase date based on the purchase price. The original discount margin is then added to the appropriate forward 3-month LIBOR rate to determine the discount rate. For fixed/floating securities, the original coupon is used as the discount rate for the remaining fixed-rate portion of the security's estimated life. Forward interest rates are used to project future principal and interest payments. This permits modeling the impact of over or under collateralization for each transaction, e.g. higher interest rates generally increase the credit stress on under-collateralized transactions by reducing excess interest, which is the difference between the interest received from the underlying collateral and the interest paid on the bonds. The analysis assumes a level of annual deferrals and defaults, which are treated the same at 75 basis points for the remaining life of the security, a 15 percent recovery on deferrals after two years, and no prepayments by issuers.

After such an analysis and in connection with the preparation of financial statements to be included in this Form 10-Q, a determination of the credit portion of the impairment that would be recognized through earnings was made during the nine months ended September 30, 2009 and management recorded an Other Than Temporary Impairment (OTTI) related to five CDO investment securities with current par value of $7,960,999 of which $2,631,732 has been recognized in other comprehensive loss, and impairment losses of $3,434,000, net of tax of $1,167,560, have been recognized in earnings during the nine months of 2009. The following table provides additional information on the impaired securities at September 30, 2009.

Security	Tranche Level	Ratings Moody/Fitch	Current Defaults and Deferrals (in 000's)	Percent of Current Defaults & Deferrals to Current Collateral	Estimated incremental defaults required to break yield (1) (in 000's)	Par Value 9-30-2009	Book Value 9-30-09	Estimated Fair Value 9-30-09	Cumulative Other Comprehensive Loss (2)	Amount of OTTI related to Credit Loss (2)
ALESC	D-1	CaCC	191,451	29.8%	Broken	1,037,984	5,101	5,101	158,529	874,354
PreTSL II	Mezz	CaCC	96,500	45.1%	Broken	2,357,418	880,237	880,237	738,738	738,443
PreTSL XII	B-3	CaCC	184,600	31.3%	900	2,011,420	801,480	801,480	942,628	267,312
PreTSL XVI	D-1	NR C	157,150	39.1%	Broken	1,554,177	0	0	0	1,554,177
PreTSL XXIII	D-1	NR CC	237,500	20.6%	122	1,000,000	208,163	208,163	791,837	0
						7,960,999	1,894,981	1,894,981	2,631,732	3,434,286

(1)

A break in yield for a given tranche means that defaults and or deferrals have reached such a level that the tranche would not receive all of contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in the cash flow modeling.

(2)	Pre-tax

The following table presents a roll forward of the credit loss component amount of OTTI recognized in earnings:

	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance beginning of period	1,202,955	0
Additions: Initial credit impairments	267,312	3,434,286
Subsequent credit impairments	1,964,019	0
Balance, end of period	3,434,286	3,434,286

The Company monitors these and other Pooled Trust Preferred Securities in its portfolio as to additional collateral issuer defaults and deferrals, which, as a general rule, indicate that additional impairment may have occurred. These events are predominantly related to issuer banks in default and as a result, the likelihood of failure is high. Due to the continuing stress on banks in general due to the overall economic conditions, the Company anticipates having to recognize additional impairment in future periods, however the extent and timing of any additional impairment can not be reasonably estimated at this time.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.6 million at September 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB’s or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Although the FHLB temporarily suspended cash dividend payments and repurchase of excess capital stock in 2009, they have resumed dividend payments and the Company does not consider this investment to be other than temporarily impaired at September 30, 2009 and no impairment has been recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

Major classifications of loans are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Commercial	$ 68,745,307	$ 59,327,260
Real Estate:
Mortgage	127,673,959	124,053,357
Home equity	20,911,962	18,828,294
Construction	72,937,016	81,761,966
Total real estate	221,522,937	224,643,617
Bank cards	930,198	951,063
Installment	7,924,635	8,512,028
	299,123,077	293,433,968
Less unearned income	(28,241)	(28,232)
	299,094,836	293,405,736
Allowance for loan losses	(4,830,228)	(3,796,458)
Loans, net	$ 294,264,608	$ 289,609,278

Changes in the allowance for loan losses were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Unaudited)
Balance, beginning	$3,796,458	$2,912,082	$2,912,082
Provision for loan losses	1,893,236	1,250,000	880,000
Loans charged off	(890,162)	(428,110)	(252,024)
Recoveries	30,696	62,486	48,462
Balance, ending	$4,830,228	$3,796,458	$3,588,520

Impaired loan balances at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$ 2,149,761	$ 4,649,709
Impaired loans with a valuation allowance	7,330,550	4,121,208
Total impaired loans	$ 9,480,311	$ 8,770,917
Valuation allowance related to impaired loans	$ 1,791,191	$ 1,133,374
Total nonaccrual loans	$ 9,057,652	$ 10,422,032
Total loans past-due ninety days or more and still accruing	$ 4,353,276	$ 1,175,189

	September 30, 2009	December 31, 2008
Average investment in impaired loans	$ 5,770,684	$ 4,118,690
Interest income recognized on impaired loans	$ 160,030	$ 122,504

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. FHLB Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying first mortgage loans and certain securities. The borrowings consist of the following:

	September 30, 2009	December 31,
	(Unaudited)	2008
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable on March 17, 2014,	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013,	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.5092%, principal due and payable on July 24, 2017, callable quarterly
beginning July 24, 2008	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016,
callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.6550%,
principal due and payable on June 29, 2012	5,000,000	-
Interest payable quarterly at a fixed rate of 5.24%
principal due and payable on June 29, 2011,	-	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009,	-	5,000,000
Interest payable quarterly at a fixed rate of 4.315%
principal due and payable on August 22, 2016,
callable quarterly beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.8225%,
principal due and payable on November 19, 2012,
callable quarterly beginning November 19, 2009	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-payable daily
at Bank’s option, maturity December 31, 2009,
interest adjusted daily, currently, 0.37% as of
September 30, 2009	10,000,000	14,500,000

	$50,000,000	$59,500,000

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

The following table presents a summary of options under the Plan at September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2008	49,230	$ 14.04	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	27,441	11.51	-
Options outstanding, September 30, 2009	21,789	17.23	$-
Options exercisable, September 30, 2009	21,789	17.23	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$7.52	2,458	0.29 years	$7.52	2,458	$7.52
$11.53	4,924	2.79 years	11.53	4,924	11.53
$15.21 - $24.81	14,407	4.27 years	20.83	14,407	20.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements

Generally accepted accounting principles, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the markets in which the assets are traded, and the transparency and reliability of the assumptions or other inputs used to determine the fair value of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company groups assets at fair value based upon prices obtained from the markets in which the assets are typically traded and the reliability of assumptions used to determine fair value. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$117,421,809	$-	$117,421,809	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBA certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of theCompany using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are recorded at the lower of the loan balance or fair value less cost to sell.  At September 30, 2009, no OREO was recorded at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (Continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying value at September 30, 2009
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans, net of
valuation allowance	$ 5,539,359	$ -	$ 5,539,359	$ -

Generally accepted accounting principles requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Generally accepted accounting principles excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company and subsidiary. The following methods and assumptions were used by the Company and subsidiary in estimating the fair value of financial instruments:

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 8,095,190	$ 8,095,190	$ 6,565,019	$ 6,565,019
Federal funds sold	6,859,000	6,859,000	-	-
Securities available for sale	117,421,809	117,421,809	140,854,918	140,854,918
Securities held to maturity	5,082,342	5,187,768	5,086,919	5,114,177

Loans held for sale	2,841,663	2,841,663	1,102,131	1,102,131
Loans, net	294,264,608	291,822,060	289,609,278	298,411,278
Accrued interest receivable	2,737,923	2,737,923	2,808,345	2,808,345

Financial liabilities:
Demand and variable rate deposits	147,294,443	147,294,443	126,420,779	126,420,779
Certificates of deposits	231,394,971	235,677,030	221,542,357	230,832,357
Federal funds purchased and
securities sold under repurchase
agreements	7,791,658	7,791,658	43,302,142	43,302,142
FHLB borrowings	50,000,000	53,342,940	59,500,000	59,590,000
Short-term borrowings	-	-	7,000,000	7,000,000
Capital trust preferred securities	5,155,000	5,155,000	5,155,000	5,155,000
Accrued interest payable	578,321	578,321	646,054	646,054

At September 30, 2009 and December 31, 2008, the Company had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Fair Value Measurements (Continued)

exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

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

For the quarter ended September 30, 2009, the Company reported a loss of $1,050,669 compared to a loss of $16,893,841 in the quarter ended September 30, 2008. The reduction in net loss is $15,843,172 or 93.8 percent when compared to the loss in the third quarter of 2008. Net income available to common shareholders was a loss of $1,211,257 after accrued dividends and accretion of discount on preferred stock totaling $160,588. Basic and diluted loss on a per share basis was -$0.46, an improvement of $6.10 or 93.0 percent from the comparable quarter in 2008. For the nine-month period in 2009, net loss was $884,889 compared to a loss of $15,088,759 for the same period in 2008. Net income available to common shareholders for the nine-month period of 2009 was a loss of $1,314,703 after accrued dividends and accretion of discount on preferred stock totaling $429,814. Basic and diluted loss on a per share basis was -$0.50, an increase of $5.36 or 91.5 percent for basic and diluted loss per share compared to the same period in 2008.

During the three months ended September 30, 2009, the Company recorded $2,231,331 in other-than-temporary impairment charges, net of tax of $1,472,678. This non-cash charge to earnings is related to Collateralized Debt Obligation (CDO) investment securities and was previously discussed in Note 2. Also, on May 22, 2009, the FDIC levied a special assessment on insured institutions as part of the agency’s effort to rebuild the Deposit Insurance Fund (DIF). The final rule established a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009. The Company accrued $225,000 for the FDIC’s special assessment during the second quarter of 2009 and paid the FDIC $226,328 on September 30, 2009, the additional amount paid was expensed in the third quarter.

The loss during the third quarter is the result of the non-cash write-down of $2,231,331 in Collateralized Debt Obligation (CDO) securities during the third quarter of 2009 versus zero in the prior year and contributions to the Bank’s provision for loan losses of $968,236 compared to $300,000 for the third quarter of 2008. The loss was positively impacted by improvement in the net interest margin, due to a reduction in interest expense resulting from lower levels of FHLB and Repo borrowings during the quarter and the lower rate environment. The reduction in interest expense has mitigated the loss of interest income from the decline in earning assets of over $18 million due to the non-cash write-down of perpetual preferred stock issued by Fannie Mae and Freddie Mac (collectively, “the GSE”) during the third quarter of 2008, and an additional loss of interest income from the $12.6 million of non-accrual loans and other real estate. Excluding the loss on the write-down of CDO securities and the net gains on sale of securities during the third quarter of 2009, third quarter net income would have been $570,493 or $.22 per basic and diluted shares while net income available to common shareholders for the three-month period would have been $409,905 or $.16 per basic and diluted shares. For the three-month period ended September 30, 2008 comparable net income, excluding the loss on the write-down of the Fannie Mae and Freddie Mac preferred stock, CDO securities and the net gains on sale of securities was $927,868 or $0.36 per basic and diluted share.

The return on average assets for the third quarter was -0.85 percent and excluding the write-down and gain on sale of securities would have been 0.46 percent versus the prior year’s 0.75 percent. The return on shareholders’ equity was -12.94 percent and exclusive of the write-down and gain on sale of securities would have been 7.02 percent, compared to 12.47 percent in 2008.

                  Notwithstanding the impact of the non-cash impairment write-down and the increase in the provision for loan losses, the decrease in net income for the third quarter was positively impacted by improvement in the net interest margin as interest rates have stabilized since earlier in the year and the Company has reduced the level of FHLB and Repo borrowings. Primary factors that have had a negative affect on the net interest margin in prior periods include earning assets with variable interest rates tied to prime outweighing corresponding variable funding sources; the loss of $21.3 million in earning assets due to the aforementioned write-off of Fannie Mae and Freddie Mac preferred stock and CDO investments during the last two quarters of 2008 and first three quarters of 2009, respectively; an additional loss of interest income from the $12.6 million of non-accrual loans and other real estate; significant competition for retail deposits in our markets; all of which had been further exacerbated by interest rate cuts by the Federal Reserve that started in September 2007 with the Federal Funds rate target at 5.25 percent and continued through December 2008 when the Federal Funds target range was set to 0 percent to 0.25 percent, where it remained at September 30, 2009. As a result, the cost of funding asset growth declined at a slower rate than did income on all earning assets, particularly interest sensitive earning assets. The Company has historically been asset sensitive, thus in a period of declining rates, the income from earning assets declines more and/or faster than the interest expense on deposits. Over the past several quarters, the Company has endeavored to become more liability sensitive because in a declining rate environment, it is generally advantageous to restructure the composition of earning assets and their corresponding funding sources such that the interest expense on deposits and borrowings will decline with the market, however interest income on loans and securities will not decline as much or as fast, resulting in an increasing net interest margin. In the past, the Company has relied on higher cost retail certificates of deposit for funding earning assets but given the current interest rate environment coupled with the growth in loans during 2009, the Company has emphasized acquisition of demand deposits over time deposits and has relied on wholesale borrowings thereby lowering our interest expense. This strategy has resulted in a reduction in total interest expense and positively impacted our net interest margin.

                Excluding the after tax effect of the OTTI write-down of CDO securities, the net gains and losses on sale of securities and the FDIC special assessment, year-to date net income would have been 1,215,162 while net income available to common shareholders would have been $785,348 or $.30 per basic and diluted shares. For the nine-month period ended September 30, 2008 comparable net income available to common shareholders, excluding the after tax effect of the OTTI write-down of the Fannie Mae and Freddie Mac preferred stock and another debt security, and the net gains and losses on sale of securities would have been $2,670,560 or $1.04 per basic and diluted share.

Net Interest Income. The Company’s net interest income was $3,717,915 in the third quarter of 2009, compared to $3,563,609 for the third quarter of 2008, an increase of $154,306 or 4.3 percent. The increase is primarily the result of the effect of improving interest margins due to the stabilization of interest rates and the shrinkage of the balance sheet. The net interest margin for the third quarter of 2009 was 3.29 percent compared to 3.08 percent in the third quarter of 2008. Factors that were present during the latter part of 2008 continued to impact net interest margin during the early part of 2009 and have now been mitigated by the stable interest rate environment.  Average earning assets were $461.8 million at September 30, 2009, a decrease of $17.7 million or 3.7 percent from $479.5 million in the third quarter of 2008. The tax-equivalent yield on total interest earning assets dropped to 5.89 percent in 2009 from 6.21 percent in 2008 resulting in a decrease of $587,292 in total interest income. Interest expense also decreased as the yield on interest-bearing liabilities decreased to

2.87 percent in the third quarter of 2009 compared to 3.53 percent in 2008 resulting in a decrease of $741,598 in total interest expense to $3.0 million compared to $3.7 million in the third quarter of 2008. This decrease in total interest expense was also impacted by the decline in average interest-bearing liabilities of $5.8 million or 1.4 percent to $418.0 million in the third quarter of 2009 compared to $423.9 million in the third quarter of 2008. The changes in average interest-bearing liabilities were in interest-bearing deposits, up $23.2 million or 7.3 percent; FHLB advances down $11.5 million or 19.4 percent; federal funds purchased and repurchase agreements down $17.5 million or 41.2 percent.

For the nine-month period ended September 30, 2009, net interest income totaled $10,146,347, a decrease of $926,618 or 8.4 percent compared to $11,072,965 for the same period in 2008. The net interest margin for the 2009 period was 2.95 percent compared to 3.26 percent in 2008. Interest and fees on loans decreased $1,056,219 or 7.1 percent as the volume of loans increased $2,296,917, or 0.77 percent, from December 31, 2008 to September 30, 2009. Interest on securities decreased $1,891,055 and interest on federal funds sold increased $12,917. Combined, total interest income was down $2,934,357 or 12.9 percent. Total interest expense decreased 17.3 percent as interest on deposits decreased $1,274,046 or 14.1 percent as the volume of deposits increased 6.3 percent. Interest on borrowings decreased $733,693, or 28.6 percent.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including recognition of a portion of previously deferred net loan fees and costs and interest expense, reflected as a percentage of average interest earning assets. The Company continues to be asset sensitive, although much less so than in the past. The Company has allowed many of its higher rate retail deposits to run off and replaced this funding source with a combination of non-interest and lower interest cost deposits and variable rate overnight borrowings, which will more closely track future changes in interest rates, thereby mitigating margin compression. Additionally, the Company has experienced a reduction in earning assets to match the reduction in funding sources.

                During the third quarter of 2009, average loans totaled $298.4 million, an increase of $5.0 million or 1.7 percent from $293.3 million in the third quarter of 2008, while average investment securities totaled $154.0 million, a decrease of $31.4 million from $185.3 million in the third quarter of 2008. The fully taxable equivalent annualized yield on loans decreased to 6.56 percent from 6.63 percent in the comparable quarter of 2008, while investment securities in the third quarter of 2009 yielded 4.86 percent, compared to 5.53 percent in the third quarter of 2008. The decrease in loan yields reflects the effects of a reduction in the prime interest rate from 5.0 percent during the first quarter of 2008 to its current level of 3.25 percent during the third quarter of 2009. Like the yield on the loan portfolio, security yields have been affected by the declining rate environment as reinvestment of $46.7 million in called securities have been at lower yields, and the reduction in higher yielding assets from the write-down of the CDO security investments in 2009 and Fannie Mae and Freddie Mac preferred stock security investments in 2008. Average total deposits for the third quarter of 2009 increased by $20.3 million or 5.7 percent, to $377.6 million from $357.3 million in the third quarter of 2008. Total interest bearing deposits in the third quarter averaged $340.0 million, an increase of $23.2 million or 7.3 percent as compared to $316.8 million in the third quarter of 2008. Total borrowings averaged $78.0 million in the third quarter of 2009 compared to $107.1 million in the comparable quarter of 2008.

The following table sets forth the Company’s average interest earning assets (on a taxable equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated.

	Three Months ended			Three Months ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$ 7,337	$ 5	0.30%	$ 32	$ -	1.80%
Securities:
U. S. government agencies and corporations	93,386	1,083	4.64%	96,815	1,301	5.38%
States and political subdivisions	15,388	256	6.65%	16,920	274	6.48%
Other securities	45,198	533	4.72%	71,358	989	5.54%
Total securities	153,972	1,872	4.86%	185,093	2,564	5.54%
Loans	300,486	4,925	6.56%	294,170	4,875	6.63%
Total interest-earning assets	461,795	6,802	5.89%	479,295	7,439	6.21%
Allowance for loan losses	(4,312)			(3,473)
Total non-earning assets	34,443			21,497
Total Assets	$ 491,926			$ 497,319

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 74,942	$ 246	1.31%	$ 64,735	$ 300	1.85%
Savings	34,189	98	1.15%	31,960	121	1.51%
Other time	230,882	2,143	3.71%	220,151	2,421	4.40%
Total deposits	340,013	2,487	2.93%	316,846	2,842	3.59%

Federal funds purchased and securities sold under repurchase agreements	24,944	46	0.74%	42,408	260	2.45%
FHLB Term advances	40,000	414	4.14%	45,000	478	4.25%
FHLB Overnight advances	7,935	8	0.40%	14,445	89	2.46%
Loan Payable	-	-	-	76	1	5.26%
Capital trust preferred securities	5,155	44	3.41%	5,155	72	5.59%
Total borrowings	78,034	512	2.62%	107,084	900	3.36%
Total interest-bearing liabilities	418,047	2,999	2.87%	423,929	3,742	3.53%
Demand deposits	37,630			40,463
Other non interest bearing liabilities	3,762			3,173
Total Liabilities	459,439			467,565
Stockholders’ Equity	32,487			29,754
Total Liabilities and Stockholders’ Equity	$ 491,926			$ 497,319
Net interest spread		$ 3,803	3.02%		$ 3,697	2.66%
Net interest margin			3.29%			3.09%

	Nine Months ended			Nine Months ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold	$ 8,935	$ 15	0.22%	$ 88	$ 2	2.43%
Securities:
U. S. government agencies and corporations	93,886	3,358	4.77%	99,024	4,019	5.41%
States and political subdivisions	15,936	796	6.66%	18,382	886	6.43%
Other securities	52,835	2,038	5.14%	72,322	3,406	6.28%
Total securities	162,657	6,192	5.08%	189,728	8,311	5.84%
Loans	298,754	13,804	6.16%	282,984	14,863	7.00%
Total interest-earning assets	470,346	20,011	5.67%	472,800	23,176	6.54%
Allowance for loan losses	(4,009)			(3,220)
Total non-earning assets	33,972			26,748
Total assets	$ 500,309			$ 496,328

Interest bearing liabilities:
Deposits:
Interest bearing demand	$ 70,498	$ 727	1.37%	$ 62,414	$ 860	1.84%
Savings	32,704	299	1.22%	32,313	364	1.51%
Other time	231,222	6,735	3.88%	226,930	7,811	4.59%
Total deposits	334,424	7,761	3.09%	321,557	9,035	3.75%
Federal funds purchased and securities
sold under repurchase agreements	33,440	202	0.81%	34,724	710	2.73%
FHLB advances
Term	42,289	1,327	4.18%	45,000	1,389	4.12%
Overnight	11,363	42	0.49%	11,755	231	2.62%
Loan	2,256	116	6.86%	26	1	5.13%
Capital trust preferred securities	5,155	149	3.85%	5,155	239	6.18%
Total borrowings	94,503	1,836	2.59%	96,660	2,570	3.55%
Total interest-bearing liabilities	428,927	9,597	2.98%	418,217	11,605	3.70%
Demand deposits	39,431			40,564
Other liabilities	2,685			3,084
Total liabilities	471,043			461,865
Stockholders' equity	29,266			34,463
Total liabilities and stockholders' equity	$ 500,309			$ 496,328

Net interest spread		$10,414	2.69%		$ 11,571	2.84%

Net interest margin			2.95%			3.26%

Non-Interest Income. The Company’s non-interest income for the third quarter of 2009 was $654,963, a decrease of $234,851 or 26.4 percent from $889,814 in the same period of 2008. Deposit fees and charges decreased 1.0 percent or $4,774 to $472,858 as the volume of overdraft fees remained relatively steady. Bank card fees increased by $13,190 to $142,904 in 2009. Income recognized on the increase in cash surrender value of life insurance improved by 12.4 percent or $11,847 to $107,517. Secondary market mortgage loan fees increased $36,977 to $59,541. Securities gains and losses decreased $246,722 to $(224,975), due largely to the sale of certain securities in the ordinary course of business. Investment and insurance commissions declined $66,657 or 70.3 percent to $28,224 in the third quarter of 2009 due to a continued decline in transaction levels given the existing investment environment. Other income was up 44.7 percent to $68,894 largely due to the addition of check sales commissions.

Year to date 2009 non-interest income totaled $2,997,231, an increase of $311,960 or 11.6 percent when compared to $2,685,271 in the first nine months of 2008. The categories with the most significant year to date increases or decreases were deposit fees and charges, down 4.9 percent; secondary market mortgage fees, up 173.3 percent due to an increase in purchasing activity within the local housing market during the last two quarters; investment and insurance commissions declined 57.8 percent; net gains on sales of securities was up 245.2 percent due to a higher volume of sales as well as a high volume of calls at par of agency securities originally purchased at a discount; other income was up 7.5 percent largely due to largely due to the addition of check sales commissions.

Non-Interest Expenses. Total non-interest expense for the third quarter of 2009 was $5,276,720, a decrease of $15,966,864 compared to $21,243,584 in the comparable period in 2008. Excluding the write-down of securities previously discussed of $2,231,331 and $17,850,850 during the third quarters of 2009 and 2008, respectively, non-interest expenses in the third quarter of 2009 would have been $3,045,389, a decrease of $347,345, or 10.3 percent compared to $3,392,734 in the comparable period in 2008. Cost control and efficiency continue to be stressed by the Company wherever possible and practicable. Salaries and benefits totaled $1,570,924, a decrease of $323,515 or 17.1 percent compared to $1,894,439 in the third quarter of 2008. The decrease reflects lower staffing levels and a freeze on normal annual increases during 2009 combined with lower benefit accruals. Legal and professional fees totaled $62,812, an decrease of $4,488 or 6.7 percent from the third quarter of last year’s total of $67,300 as costs reflect accounting and legal expense associated with the Company’s participation in the Capital Purchase Program, accounting audit services and testing of the Bank’s compliance with Section 404 of the Sarbanes-Oxley Act. Equipment repairs and maintenance expense decreased $44,480 or 43.7 percent to $57,362 reflecting reduced costs from software and equipment maintenance contracts due to the outsourcing of our data and item processing units in the fourth quarter of 2008. Consulting fees decreased $37,843 or 40.7 percent as the Company continues to reduce its use of outside consultants. Equipment depreciation decreased by $22,221 or 14.3 percent to $133,582 as management has deferred many capital purchases. Advertising and public relations expense decreased by $24,012 or 26.2 percent for the quarter as management has reduced costs by selectively identifying advertising opportunities that provide the best value for exposure within our marketplace. Insurance premiums for FDIC insurance increased to $145,820, an increase of $72,419 or 98.7 percent from $73,401 in the third quarter of 2008 primarily due to premium increases from the FDIC. Office supplies, telephone, and postage expense increased to $129,572, an increase of $3,992 or 3.2 percent from $125,580 in the third quarter 2008. Data processing was $88,837 and is associated with the outsourcing of our data and item processing units in the fourth quarter of 2008 there was no expense in the third quarter of 2008.

For year to date 2009, total non-interest expense was $12,874,963, a decrease of $14,416,564 or 53.5 percent compared to $27,688,508 for the year to date 2008. Again, excluding the write-down of securities previously discussed of $3,434,286 and $17,850,850 during the nine months of 2009 and 2008, respectively. Non-interest expenses during 2009 would have been $9,440,677, a decrease of $396,981, or 4.1 percent compared to $9,837,658 in the comparable period in 2008. For the first nine months of 2009, the categories with the most significant increases or decreases were salaries and benefits, down 12.7 percent or $714,637; occupancy expense was up 2.5 percent or $11,941; equipment depreciation is down 15.5 percent or $76,123; equipment repairs and maintenance is down 44.4 percent; advertising and public relations is down $71,.623 or 28.9 percent; office supplies, telephone, and postage expense was down 3.2 percent; legal and professional fees were up $33,348 or 18.9 percent; and federal insurance premiums were up 244.0 percent for the reasons stated above and the FDIC special assessment of $226 thousand in the second quarter of 2009.

Income Taxes. The Company reported income tax benefit of $821,409 in the third quarter of 2009, compared to a benefit of $196,320 in the third quarter of 2008. These amounts yielded effective tax rates (benefits) of -43.9 percent and -1.2 percent, respectively.  On a year to date basis, income tax benefit was $739,732 in 2009 compared to income taxes of $278,487 in 2008. Due to the loss before income taxes in the third quarter of 2009, presentation of comparable tax rates for each period would not be meaningful.

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

At September 30, 2009, total loans net of unearned income were $299.1 million and had increased by $5.7 million or 1.9 percent from December 31, 2008, and had grown $2.3 million or 0.8 percent from September 30, 2008. The loan to deposit ratio was 79.0 percent at September 30, 2009, compared to 84.3 percent at December 31, 2008 and 85.0 percent at September 30, 2008. Though growth has slowed as a result of declining demand in our marketplace these results are reflective of the Company’s strategy to increase the loan portfolio which has been ongoing since late 2006. At September 30, 2009, real estate related loans accounted for 74.1 percent of the total loan portfolio, consumer loans were 2.9 percent of the total portfolio, and commercial and industrial loans represented 23.0 percent of the total portfolio as compared to 76.6, 3.2, and 20.2 percent respectively at December 31, 2008 and 78.1, 3.1, and 18.8 percent respectively at September 30, 2008.

Asset Quality. Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets. Non-accrual loans are loans on which interest accruals have been discontinued. Loans that reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Other non-performing assets are earning assets other than loans, generally securities. In this case, the Company has suspended accruing interest on several of its impaired pooled trust preferred securities, as they are no longer paying interest to bondholders, any interest that was capitalized in lieu of being paid in cash, has been reversed from income in the third quarter 2009.  The Company now considers these bonds as “non-performing.” Other real estate owned (OREO) is real estate acquired through foreclosure. The Company has no “sub-prime” mortgages within its mortgage loan portfolios.

The following table summarizes non-performing assets (dollars in thousands):

	September 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008

Loans accounted for on a non-accrual basis	$ 9,058	$ 7,554	$ 9,969	$ 10,422	$ 9,422
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	4,353	3,832	5,594	1,175	142
Total non-performing loans	$ 13,411	$ 11,386	$ 15,563	$ 11,597	$ 9,564
Other real estate owned	3,510	3,928	3,223	1,486	673
Non-accrual securities	2,981	-	-	-	-
Total non-performing assets	$ 19,902	$ 15,314	$ 18,786	$ 13,083	$ 10,237

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. The Bank’s practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. Nonperforming loans totaled $16,920,792, an increase of $3,837,983 as compared to $13,082,809 at December 31, 2008 and an increase of $6,683,656 as compared to $10,237,136 at September 30, 2008. The current decline in the national economy has also affected the local real estate market. The majority of the non-performing loans are real estate related. As such, management expects an increase in total non-performing assets over the next several quarters as changes occur within the national and local economy and real estate market. Management further believes the majority of non-performing loans is adequately secured and should be covered by additions to the reserve.

Management has analyzed the potential risk of loss on the Company’s loan portfolio, given the loan balances and the value of the underlying collateral, and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of the Company’s periodic internal and external loan review process. Given the increase in non-performing assets, management is concerned, however it does not believe that the level of non-performing loans at September 30, 2009 is reflective of any significant systemic problem within the Company’s loan portfolio and rather is a reflection of the current economic environment. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss. Additionally, management evaluates non-performing loans relative to their collateral value and may make appropriate reductions to the carrying value of those loans to approximate fair value based on that review. Management believes, based on its review, and the current status of the credits that the Company has adequate reserves at the present time. Should any of the individual nonperforming loans deteriorate further in the future, additional write downs on these loans may be required. The ratio of the allowance for loan losses to total loans was 1.61 percent at September 30, 2009; 1.29 percent at December 31, 2008; and 1.21 percent at September 30, 2008. Management believes that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, the Company has elected to continue regular additions to its reserve for possible loan losses, and these additions are expected to continue in the foreseeable future. At September 30, 2009, the ratio of the allowance for loan losses to total non-performing assets net of non-performing securities was 28.6 percent compared to 29.0 percent at December 31, 2008 and 35.1 percent at September 30, 2008.

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

Given the significant growth in the total loan balances since 2007, the stability in the net charged-off loan amount, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total non performing assets, management concluded that it would be appropriate to continue additions to the reserve. Accordingly, there was a provision for loan losses of $1,893,236 in the first nine months of 2009, compared to $880,000 in the first nine months of 2008. Management will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. At this time, management believes there is a strong evidence to support additions to the reserve for loan losses in subsequent periods. The decision to continue, increase or decrease additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing loans. Despite management’s best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized. Any such adjustments are made in the reporting period when the relevant factor(s) become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

Securities

The Company’s investment securities portfolio serves primarily as a source of liquidity, safety and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the Federal Home Loan Bank or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the third quarter 2009, total securities were $122.5 million, a decrease of $23.4 million or 16.1 percent compared to December 31, 2008 balances of $145.9 million, and have decreased by $17.3 million or 12.4 percent since the September 30, 2008 balance of $139.8 million. This is largely due to the $18.9 million write-off of Fannie Mae and Freddie Mac preferred stock and a Lehman Brothers debt security and the adjustment to market value from book value of the securities by its associated FASB 115 unrealized losses during 2008 and 2009, and $42.5 million in agency securities called during the first nine months of 2009. Investment securities represented 26.0 percent of total assets, and 28.4 percent of earning assets at September 30, 2009, compared to 30.0 percent and 33.2 percent, respectively, at December 31, 2008 and 29.1 percent and 31.8 percent, respectively, at September 30, 2008.

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

                The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade however all securities are paying interest in accordance with their terms, and the evaluation has concluded that there is no other than temporary impairment at this time: $1 million, Ford Motor Corporation 9.5% maturing September 2011; $825 thousand, GMAC 7.00% maturing February 2012 and $175 thousand GMAC Perpetual Preferred Stock, $1 million, Deluxe Corporation 5.125% maturing October 2014; $2 million in Sallie Mae 6.97% preferred stock; $1 million PFDCPO Ltd. 8.95% maturing July 2030; $1 million MBIA 5.07% maturing June 2015.

The Company holds thirteen CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred (see Note 2 to the financial statements for more detail). Subsequent to purchase, the securities have received revised ratings that are below minimum investment grade. Following the quarterly EITF 99-20-1 evaluation of these securities, management has concluded that, with the exception of the four securities where the previously noted non-cash OTTI charges have been recognized, the impairment within the remaining CDO securities is considered temporary as of September 30, 2009. Additionally, the Company does not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

The fully taxable equivalent annualized average yield on the entire portfolio was 4.86 percent for the third quarter of 2009, compared to 5.53 percent for the same period in 2008. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

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

Total deposits were $378.7 million as of September 30, 2009, an increase of $30.7 million or 8.8 percent from $348.0 million at December 31, 2008. Total deposits have increased by $29.4 million or 8.4 percent from the September 30, 2008 level of $349.3 million. The average aggregate interest rate paid on interest bearing deposits was 3.09 percent in the first nine months of 2009, compared to 3.75 percent for the corresponding period in 2008. The majority of the Company’s deposits are higher yielding certificates of deposit because many of its customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At September 30, 2009 certificates of deposit represented 61.1 percent of total deposits as compared to 63.7 percent at December 31, 2008 and 61.8 percent at September 30, 2008.

The following table is a summary of time deposits of $100,000 or more by remaining maturities at September 30, 2009, June 30, 2009, March 31, 2009, and December 31, 2008:

	Time Deposits $100,000 or More (Dollars in thousands)
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Three months or less	$ 10,533	$ 9,488	$ 7,718	$ 12,918
Three to twelve months	36,239	36,099	28,174	19,134
Over twelve months	26,418	25,670	34,044	31,267
Total	$ 73,190	$ 71,257	$ 69,936	$ 63,319

Total borrowings at September 30, 2009 were $63.0 million, and consisted of overnight borrowings of $17.8 million, term borrowings of $40.0 million, and capital trust preferred long-term debt of $5.2 million. The weighted average cost of these borrowings in the first nine months of 2009 was 2.59 percent compared to 3.54 percent in the comparable period of 2008.

The overnight borrowings of $17.8 million consisted of $7.8 million in federal funds purchased and repurchase agreements with $10.0 million overnight advances from the Federal Home Loan Bank at September 30, 2009, compared to $43.3 million and $14.5 million at December 31, 2008 and $37.7 million and $20.5 million at September 30, 2008, for the respective borrowing facilities. The $40.0 million in term borrowings at September 30, 2009 were structured borrowings from the Federal Home Loan Bank, compared to $45.0 million in Federal Home Loan Bank structured borrowings and $7.0 million were in a loan from a local financial institution at December 31, 2008, and $45.0 million in Federal Home Loan Bank structured borrowings and $7.0 million were in a loan from a local financial institution at September 30, 2008. The weighted average cost of the term borrowings in the first nine months of 2009 was 4.18 percent compared to 4.12 percent in the comparable period of 2008. The capital trust preferred debt is unchanged at $5.2 million, and is described in more detail below.

As of September 30, 2009, the Company had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus

285 basis points and which resets quarterly. The debt matures on December 17, 2033. The current weighted average cost of these borrowings in the first nine months of 2009 was 3.85 percent compared to 6.18 percent in the comparable period of 2008. The aggregate yields on all interest bearing liabilities for the first nine months of 2009 was 2.98 percent, compared to 3.70 percent in the comparable period of 2008.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. The Bank’s capital position continues to exceeds regulatory requirements and the Bank is considered to be “Well-Capitalized” with a Total risk-based capital ratio of 10.7 percent at September 30, 2009.The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks. The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Banking regulations also require the Bank to maintain certain minimum capital levels in relation to Bank Assets. A comparison of the Bank’s actual regulatory capital as of September 30, 2009, with minimum requirements, as defined by regulation, is shown below:

		Actual
		2009				2008
	Regulatory Minimum		September 30	June 30	March 31	December 31

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0% 4.0% 4.0%		11.1%	10.2%	10.7%	9.2%
Tier 1 risk-based capital			9.9%	9.3%	9.8%	8.2%
Leverage ratio			8.2%	8.4%	8.4%	6.6%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	10.7%	9.6%	10.1%	10.6%
Tier 1 risk-based capital	4.0%	6.0%	9.5%	8.7%	9.2%	9.6%
Leverage ratio	4.0%	5.0%	7.9%	7.9%	8.0%	7.7%

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

At September 30, 2009, the Company had a positive 19.3% 1 month and a negative 9.6% 12-month period gap position, the cumulative gap for the next six months remains positive, but at the one-year point was negative. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: November 16, 2009	/s/Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: November 16, 2009	/s/Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.