Form 10-K
period 2009-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2010-04-15
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number: 000-24002

CENTRAL VIRGINIA BANKSHARES, INC.
(Name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1467806 (I.R.S. Employer Identification No.)
2036 New Dorset Road, Post Office Box 39 Powhatan, Virginia (Address of principal executive offices)	23139-0039 (Zip Code)

Registrant’s telephone number, including area code: (804) 403-2000

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.25 per share	The Nasdaq Stock Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Global Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,532,250.

At April 8, 2010 there were 2,620,437 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	8

ITEM 1B.	UNRESOLVED STAFF COMMENTS	13

ITEM 2.	PROPERTIES	13

ITEM 3.	LEGAL PROCEEDINGS	13

ITEM 4.	(REMOVED AND RESERVED)	13

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	14

ITEM 6.	SELECTED FINANCIAL DATA	15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	15

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	32

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	35

ITEM 9A.	CONTROLS AND PROCEDURES	36

ITEM 9B.	OTHER INFORMATION	36

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	36

ITEM 11.	EXECUTIVE COMPENSATION	36

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	36

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	36

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	36

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	36

PART I

ITEM 1.	BUSINESS

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

Principal Market Area. The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. The table below reflects the 2000 population of our market, growth rates from the 1990 census to the 2000 census and the estimated 2009 population growth rates from the U.S. Census Bureau.  Similar growth rates are expected for the foreseeable future.

	2000 Census Data	% of Total Market	Population Growth Rate from 1990 to 2000	Estimated 2009 Population Growth Rate from April 1, 2000 to July 1, 2009
Powhatan County	22,377	3.9%	46.0%	25.0%
Cumberland County	9,017	1.6%	15.2%	8.2%
Eastern Goochland County	16,823	2.9%	19.1%	26.4%
Western Chesterfield County	259,903	45.5%	24.2%	18.0%
Western Henrico County	262,300	46.1%	20.4%	13.0%
Total Market Served	570,420	100.0%

The table below reflects the Bank’s various operating properties:

Property	Property Location	Operating Purpose
Main Office	Flat Rock, Powhatan County	Main Office and Branch
Village Marketplace	Village of Midlothian, Chesterfield County	Branch
Market Square Shopping Center	Brandermill, Chesterfield County	Branch
Bellgrade Shopping Center	Chesterfield County	Branch
Cumberland County Courthouse	Cumberland County	Branch
Cartersville	Cumberland County	Branch
Wellesley	Short Pump, Henrico County	Branch

The Bank’s present intention is to continue its activities in its current market area which it considers to be an attractive and desirable area in which to operate.

            Banking Services. The principal business of the Bank is to attract deposits and to loan or invest those deposits on profitable terms. The Bank engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. The Bank offers all traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking, debit cards, and other ancillary services such as the sales of non-deposit investment products through a partnership with Infinex, Inc. a registered broker-dealer an member of FINRA and SIPC.  The Bank makes term loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers other related services, such as ATMs, travelers’ checks, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services. The

Bank’s lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area.

The Bank’s plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. As the Bank’s primary service area continues to shift from rural to suburban in nature, the Bank will compete aggressively for customers through its traditional personal service and hours of operation. The Bank will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed. Consistent with its focus on providing community based financial services, the Bank does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers are directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. The Bank will continue to evaluate the feasibility of entering into other markets as opportunities to do so become available.

Recent Regulatory Developments

As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we expect to enter into a written agreement with the Bureau of Financial Institutions and the Federal Reserve by the end of the second quarter of 2010.  We do not know the exact contents of the written agreement at this time, but we expect that it will require us to establish and submit the following to the Federal Reserve:

•	a written plan to maintain sufficient capital at Central Virginia Bank;
•	a written plan to strengthen oversight of our management and operations by our board of directors;
•	a written assessment of our board of directors’ ability to oversee senior management and govern the affairs of the bank;
•	a written assessment of our management and staffing needs and the qualifications of our senior management to ensure that we are adequately staffed by adequate personnel;
•	an independent audit of certain credit relationships;
•	a written plan to ensure the accuracy of reports provided to the board of directors and to improve oversight of our risks and risk management practices;
•	a written program to reevaluate allowance for loan loss methodologies and calculations and to improve our methodology for identifying, rating, assigning, monitoring and reviewing credit risks;
•	a written plan to strengthen our credit risk management practices, particularly in our commercial real estate, construction and development and home equity line of credit portfolio; and
•	a written plan to strengthen our management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations in light of current market conditions.

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

The Bank’s ARMs generally are subject to interest rate adjustment limitations of 2.0% per each three or five year period and 6.0% over the life of the loan. All changes in the interest rate are based on the movement of an external index contractually agreed to by the Bank and the borrower at the time the loan is originated.

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

In order to promote its permanent mortgage lending business and because of the attractive adjustable interest rates available, the Bank makes construction and small development loans for residential housing purposes. The large majority of the Bank’s construction loans are to experienced builders. Such loans normally carry an interest rate of 0% to 1.5% over the prime bank lending rate, adjusted daily with a floor (minimum) rate established at loan inception. Construction lending entails significant risk as compared with residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction. To minimize risks associated with construction lending, the Bank, as a general rule, limits loan amounts to 80.0% of appraised value on homes, and performs or causes to be performed, periodic inspections of the construction to ensure there are sufficient undisbursed loan proceeds in order to complete the building, in addition to its usual credit analysis of its borrowers. The Bank always obtains a first lien on the property as security for its construction loans.

Consumer Lending. The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.

Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified businesses in the Bank’s market area. At December 31, 2009, commercial business loans were $67.8 million or 23.2% of the Bank’s total loan portfolio. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, the Bank secures appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, inventory, and/or real estate. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself; in addition, the collateral for secured commercial business loans may depreciate over time.

Competition

Based on FDIC deposit statistics as of June 30, 2009, the Bank has a dominant position in both Powhatan and Cumberland Counties with greater than 53% and 74% of the deposits, respectively, in each locality. However, in both Chesterfield and Henrico Counties, the Bank encounters stronger competition for its banking services from large banks and other community banks located in the Richmond metropolitan area. In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. The Bank must also compete for deposits with money market mutual funds that are marketed nationally. Many of the Bank’s competitors have substantially greater resources than the Bank. The internet is also providing an increasing amount of price-oriented competition, which the Bank anticipates to become more intense. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 87 full-time and 17 part-time employees at December 31, 2009.  Employee relations have been and continue to be good. The Bank sponsors a qualified discretionary Profit Sharing/Retirement Plan combined with a qualified 401(k) Plan, for its employees.  In addition, the Company subsidizes a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

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

The majority of the Company’s revenue results from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay without permission from its primary regulator, the Federal Reserve. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. During the year ended December 31, 2009, the Bank declared and paid no dividends to the Company.

In connection with our participation in the Capital Purchase Program established by the U.S. Department of the Treasury (the "Treasury") under the Emergency Economic Stabilization Act of 2008 ("EESA"), we issued preferred stock to the Treasury on January

30, 2009. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stockholder before they can be paid to the common stockholders. In addition, prior to January 30, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement. If the dividends on the Preferred Stock have not been paid for an aggregate of six (6) quarterly dividend periods or more, whether or not consecutive, the Company's authorized number of directors will be automatically increased by two (2) and the holders of the Preferred Stock will have the right to elect those directors at the Company's next annual meeting or at a special meeting called for that purpose; these two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.

The company anticipates entering into a written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve and as a result is not able to make any distributions on its Preferred Stock, any interest payments on its trust preferred securities or declare any common dividends without prior approval from the Federal Reserve.

Insurance of Accounts and Regulation by the FDIC. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank’s deposit insurance. Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2013. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program ("TLGP"). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until June 30, 2010, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days until the earlier of its maturity or June 30, 2012. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in this program.

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

Emergency Economic Stabilization Act of 2008. In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the EESA was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Capital Purchase Program, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of its preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.  The standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the Capital Purchase Program were enacted as part of ARRA, described below.

American Recovery and Reinvestment Act of 2009. The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposed certain executive compensation and corporate governance obligations on all current and future Capital Purchase Program recipients, including the Company, until the institution has redeemed the preferred stock, which Capital Purchase Program recipients are permitted to do subject to approval of its primary federal regulator.

The ARRA amends Section 111 of the EESA to require the Secretary of the Treasury (the “Secretary”) to adopt standards with respect to executive compensation and corporate governance for Capital Purchase Program recipients. The standards required include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that Capital Purchase Program participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, and (4) a review by the Secretary of all bonuses and other compensation paid by Capital Purchase Program participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act with the Secretary having authority to negotiate for reimbursement.

The ARRA also sets forth additional corporate governance obligations for Capital Purchase Program recipients, including standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. Capital Purchase Program recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2009, the Company and the Bank were classified as adequately capitalized.

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

We are subject to various risks, including the risks described below.  Our business, results of operations and financial condition could be materially and adversely affected by any of these risks or additional risks not presently known or that we currently deem immaterial.

General economic conditions in our market area could adversely affect us.

We are affected by the general economic conditions in the local markets in which we operate. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies.  If economic conditions in our market do not improve, we could experience any of the following consequences, each of which could further adversely affect our business:

• demand for our products and services could decline;
• loan losses may increase; and
• problem assets and foreclosures may increase.

We could experience further adverse consequences in the event of a prolonged economic downturn, which could impact collateral values or cash flows of the borrowing businesses and, as a result, our primary source of repayment could be insufficient to service their debt. Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

Our concentration in loans secured by real estate could, as a result of adverse market conditions, increase credit losses which could adversely impact earnings.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2009, approximately 73.9% of our loans had real estate as a primary or secondary component of collateral.  A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, a number of our loans are dependent on successful completion of real estate projects and demand for homes, both of which could be affected adversely by a decline in the real estate markets.  We could experience credit losses that adversely affect our earnings.

Should our allowance for loan losses become inadequate, our results of operations may be adversely affected.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans.  In addition, we maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within our loan portfolio. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.  At December 31, 2009, our non-performing loans were $23.8 million, an increase of $12.2 million from $11.6 million at December 31, 2008.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.  During fiscal 2009, our provision for loan losses was $9.5 million and our loan loss allowance to total loans was 3.70% at December 31, 2009.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot fully predict such losses or that the loss allowance will be adequate in the future. Additional problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase further, which could adversely affect our results of operations and financial condition.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

We expect to enter into a written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, which will require us to dedicate a significant amount of resources to complying with the agreement.

We expect that we will enter a written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve by the end of the second quarter of 2010. While we do not know the exact contents of the written agreement at this time, it could, among other things, inhibit our ability to grow our assets or open new branch offices.

In addition, we expect that the written agreement will require us to implement plans to improve our risk management and compliance systems, oversight functions, operating and financial management and capital plans. While subject to the written agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We also expect that we will be required to hire third party consultants and advisors to assist us in complying with the written agreement, which could increase our non-interest expense and reduce our earnings.

There also is no guarantee that we will successfully address the Virginia Bureau of Financial Institutions’ and the Federal Reserve’s concerns in the anticipated written agreement or that we will be able to comply with it. If we do not comply with the anticipated written agreement, we could be subject to the assessment of civil monetary penalties, further regulatory sanctions and/or other regulatory enforcement actions.

For more information regarding our anticipated written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve, see “Recent Regulatory Developments” In Item 1 above.

An inability to improve our regulatory capital position could adversely affect our operations.

At December 31, 2009, we were classified as “adequately capitalized” for regulatory capital purposes.  Until we become “well capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it may be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we will pay higher insurance premiums to the FDIC, which will reduce our earnings.

We may need to raise additional capital.

We expect that our anticipated written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve will require us to develop a written plan to maintain sufficient capital, and we may have to sell additional securities in order to generate additional capital.  We may seek to raise capital through offerings of our common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or our common stock. Under our articles of incorporation, we have additional authorized shares of common stock and preferred stock that we can issue from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or the Nasdaq Stock Market. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to shareholders of our common stock, and the market price of our common stock could decline as a result of any such sales.  Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Our small-to-medium sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have less capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Changes in market interest rates could affect our cash flows and our ability to successfully manage our interest rate risk.

Our profitability and financial condition depend to a great extent on our ability to manage the net interest margin, which is the difference between the interest income earned on loans and investments and the interest expense paid for deposits and borrowings. The amounts of interest income and interest expense are principally driven by two factors; the market levels of interest rates, and the volumes of earning assets or interest bearing liabilities. The management of the net interest margin is accomplished by our Asset Liability Management Committee. Short term interest rates are highly sensitive to factors beyond our control and are effectively set and managed by the Federal Reserve, while longer term rates are generally determined by the market based on investors’ inflationary expectations. Thus, changes in monetary and or fiscal policy will affect both short term and long term interest rates which in turn will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our earning assets and interest bearing liabilities to changes in market interest rates. We generally attempt to maintain a neutral position in terms of the volume of earning assets and interest bearing liabilities that mature or can re-price within a one year period in order that we may maintain the maximum net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and greatly influence this ability to maintain a neutral position.

Generally, our earnings will be more sensitive to fluctuations in interest rates the greater the difference between the volume of earning assets and interest bearing liabilities that mature or are subject to re-pricing in any period. The extent and duration of this sensitivity will depend on the cumulative difference over time, the velocity and direction of interest rate changes, and whether we are more asset sensitive or liability sensitive. Additionally, the Asset Liability Management Committee may desire to move our position to more asset sensitive or more liability sensitive depending upon their expectation of the direction and velocity of future changes in interest rates in an effort to maximize the net interest margin. Should we not be successful in maintaining the desired position, or should interest rates not move as anticipated, our net interest margin may be negatively impacted.

Significant market declines and/or the absence of normal orderly purchases and sales may adversely affect the “market” valuations of our investment portfolio securities.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. We could be subject to further significant and material depreciation of our investment portfolio securities if we utilize only previous market sales prices in a disorderly or nonfunctioning market, where the only transactions have been distressed or forced sales. We will rely on alternative valuation methods in accordance with guidance from the FASB and other regulatory agencies such as the Federal Reserve and the Securities and Exchange Commission. This market valuation process could significantly reduce our capital and/or profitability. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which could have a material adverse effect on our net income and capital levels.

Our future success is dependent on our ability to effectively compete in the face of substantial competition from other financial institutions in our primary markets.

We encounter significant competition for deposits, loans and other financial services from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions in our market area. A number of these banks and other financial institutions are significantly larger than us and have substantially greater access to capital and other resources, larger lending limits, more extensive branch systems, and may offer a wider array of banking services. To a limited extent, we compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations any of which may offer more favorable financing rates and terms than us. Most of these non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors may have advantages in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

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

Our continued success is largely dependent on key management team members.

We are a customer-focused and relationship-driven organization. Future growth is expected to be driven by a large part in the relationships maintained with customers. While we have assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers in order that management succession can be achieved, is not assured. The unexpected loss of key employees could have a material adverse effect on our business and may result in lower revenues or reduced earnings.

Our inability to successfully implement our strategic plans could adversely impact earnings as well as our overall financial condition.

A key aspect of our long-term business strategy is our continued growth and expansion.  However, we expect to curtail asset growth and focus on improving our profitability until our capital levels are restored to acceptable levels.  It is uncertain when, or if, we will be able to successfully increase our capital levels and resume our long-term growth strategy.

Even if we are able to restore our capital levels, we may not be able to successfully implement our strategic plans and manage its growth if we are unable to identify attractive markets, locations or opportunities for expansion in the future. Successful management of increased growth is contingent upon whether we can maintain appropriate levels of capital to support our growth, maintain control over growth in expenses, maintain adequate asset quality, and successfully integrate into the organization, any businesses acquired.  In the event that we do open new branches or acquire existing branches or banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of branch franchise expansion, we must absorb these higher expenses as we begin to generate new deposits. There is a further time lag involved in redeploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, we may not be able to implement our long-term growth strategy, and our plans to branch could depress earnings in the short run, even if we are able to efficiently execute our branching strategy.

Changes in accounting standards could impact reported earnings.

The accounting, disclosure, and reporting standards set by the Financial Accounting Standards Board, Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation and presentation of the our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Significant changes in legislation and or regulations could adversely impact us.

We are subject to extensive supervision, regulation, and legislation by both state and federal banking authorities. Many of the regulations we are governed by are intended to protect depositors, the public, or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth, and changes in regulations could adversely affect it. The burden imposed by federal and state regulations may place banks in at competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The limit on FDIC coverage has been temporarily increased to $250,000 for all accounts through December 31, 2013. As a result, the FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009. The FDIC has adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. On September 30, 2009, the FDIC collected a special assessment of five basis points on an FDIC-insured depository institution’s assets, minus Tier 1 capital. These actions significantly increased our noninterest expense in 2009 and could do so for the foreseeable future.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

The trading volume in our common stock is lower than that of other financial services companies.

Although our common stock is traded on the Nasdaq Global Market, the trading volume in our common stock is lower than that of other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our ability to pay dividends is limited and we suspended payment of dividends during the first quarter of 2010. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital, and by contractual restrictions under the agreement with the U.S. Treasury in connection with the issuance of our Series A Preferred Stock under the TARP Capital Purchase Program. The ability of our banking subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our banking subsidiary. If we do not satisfy these regulatory requirements, we are unable to pay dividends on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. In the first quarter of 2010, we suspended payment of dividends on our common stock. In addition, we are subject to regulatory restrictions that do not permit us to declare or pay any dividend without the prior written approval of our banking regulators. Although we can seek to obtain a waiver of this prohibition, banking regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance improves significantly. Therefore, we may not be able to resume payments of dividends in the future.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

Central Virginia Bankshares, Inc. Common Stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “CVBK”. As of April 8, 2010 the Company had approximately 744 shareholders of record.

The following table sets forth the high and low trade prices of the Company’s Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated. Prior period trade prices and dividends per share have been adjusted to reflect the 5% stock dividend paid June 13, 2008 to shareholders of record May 31, 2008.

	2009			2008			2007
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid	High Trade	LowTrade	Dividends Paid
First Quarter	$5.62	$3.76	$.0525	$19.04	$16.68	$.18	$26.18	$24.24	$.18
Second Quarter	4.50	3.45	.0525	18.50	15.01	.18	24.90	20.72	.18
Third Quarter	4.50	3.04	.0525	16.25	7.50	.18	21.95	17.14	.18
Fourth Quarter	4.10	2.99	.01	10.51	3.50	.105	19.40	16.19	.18

In the first quarter of 2010, we suspended payment of dividends on our common stock.  We currently are subject to regulatory restrictions that do not permit us to make any distributions on our Preferred Stock, any interest payments on our trust preferred securities or declare any common dividends without prior approval from our banking regulators.  We expect that we will not be permitted to declare or pay any dividends until our financial performance improves significantly.

In January 2009, we issued preferred stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program.  Under the terms of the preferred stock, we are required to pay dividends on the preferred stock before they can be paid on our common stock.  We also suspended payment of dividends on our preferred stock in the first quarter of 2010, so we will be required to pay all accrued and unpaid dividends on our preferred stock before we will be able to resume payment of dividends on our common stock.

As a result of these regulatory and contractual restrictions on our ability to pay dividends on our common stock, we are unable to predict when we may be able to resume payment of dividends on our common stock.

When we are able to resume dividend payments, our future dividend policy will be subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by the board of directors.  Our ability to distribute cash dividends will depend primarily on the amount of cash and liquid assets held as well as the ability of the Bank to declare and pay dividends to the Company. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business.

For additional information on these limitations, see “Regulation and Supervision – Payment of Dividends” in Item 1 above.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in Thousands Except for Per Share Data)	2009	2008	2007	2006	2005
Balance Sheet Data
Total Assets	$473,224	$486,268	$485,221	$437,535	$397,373
Total Deposits	385,526	347,963	358,761	357,993	322,229
Loans Receivable, net	281,490	289,609	262,937	205,618	194,641
Stockholders' Equity	26,219	20,308	36,864	37,086	32,909

Income Statement Data
Net Interest Income	$12,992	$14,283	$14,811	$15,070	$14,402
Provision for Loan Losses	9,512	1,250	180	-	203
Net Interest Income After
Provision for Loan Losses	3,480	13,033	14,631	15,070	14,199
Non-interest Income	3,180	3,537	3,542	4,376	3,116
Non-interest Expense	20,019	31,943	13,138	12,657	10,955
(Loss) Income Before Income Taxes	(13,358)	(15,372)	5,035	6,789	6,360
Income Taxes (Benefit) Expense	(4,192)	(5,748)	1,046	1,639	1,405
Net (Loss) Income	(9,166)	(9,625)	3,989	5,150	4,955

Per Common Share Data (1)
Net (Loss) Income - Basic	$(3.74)	$(3.73)	$1.56	$2.03	$1.98
- Diluted	(3.74)	(3.73)	1.54	2.01	1.94
Cash Dividends Per Common Share	.1675	.645	.72	.71	.625
Book Value Per Common Share	5.64	7.82	14.35	14.60	13.06

Ratios
Return on Average Assets	(1.85%)	(1.95%)	.87%	1.26%	1.26%
Return on Average Equity	(30.18%)	(32.45%)	10.60%	15.10%	15.26%
Average Equity to Assets	6.12%	6.02%	8.18%	8.32%	8.29%
Dividend Payout	4.76%	17.04%	43.90%	32.71%	29.16%

(1) Adjusted for 5% stock dividends paid in June 2008 and June 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2009, the Company reported a net loss of $9.2 million.  After the effective dividend of $.6 million to the Treasury on preferred stock, the net loss to common shareholders was $9.8 million.  On a per share basis, the net loss was $3.74 per common share while the return on average assets and return on average equity was negative 1.85% and 30.18% respectively.  The loss in 2009 was primarily due to the addition of $9.5 million in provisions for future loan losses given the level of non-performing loans and charges totaling $6.7 million in impairment losses on securities. Also impacting the loss in 2009 was a decrease of $4.1 million in interest income due to increasing non-performing loans, decreasing interest rates and the loss of over $1.0 million in income from FNMA and FHLMC preferred stock dividends which were suspended after they were placed in conservatorship in 2008.

Total assets declined $13.0 million at December 31, 2009 to $473.2 million from $486.2 million at December 31, 2008.  Total cash and cash equivalents increased $5.9 million to $12.5 million as total deposits increased $37.6 million, total loans decreased $1.1 million, securities available for sale decreased $17.9 million, and total borrowings decreased $57.1 million from $115.0 million in 2008 to

$57.9 million in 2009.  Much of the increase in deposits is attributable to the popularity of the Company’s “Dream Checking” product which offered an above market interest rate for accounts which met certain monthly benchmarks for automated transactions such as debit card usage and automatic deposits.  The increase in interest-bearing demand deposits of $21.6 million accounted for 57.4% of the total increase in deposits.  These funds, as well as the funds received from the sale, maturity, and calls of investment securities allowed the Company to pay down its borrowings and better position the balance sheet for the future.  At December 31, 2009, the book value of a share of common stock was $5.64 compared to $7.82 at December 31, 2008.

For the year ended December 31, 2008 the Company reported a net loss of $9.6 million compared to net income of $4.0 million reported for the year ended December 31, 2007, a decline of $13.6 million or 341.3%. The loss is attributed to the Company’s recordation of an $18.9 million non-cash charge related to perpetual preferred stock issued by Fannie Mae and Freddie Mac (collectively, “the GSE”) and the effect of the write-off of a $1 million debt security resulting from the bankruptcy filing of Lehman Brothers Holding, Inc. during the third and fourth quarters of 2008.

At December 31, 2008 total assets were $486.3 million, growth of $1.05 million or 0.22 % from $485.2 million at year end 2007. Comparing the major components of the Company’s balance sheet at year end 2008 and 2007 finds cash and funds sold were $6.6 versus $10.4 million, investment securities were $145.9 versus $177.6 million, loans were $293.4 versus $265.9 million, other assets were $43.1 versus $31.9 million, deposits were $348.0 versus $358.8 million, borrowings were $115.0 versus $86.7 million and total shareholder’s equity was $20.3 versus $36.9 million. At December 31, 2008, the book value of a share of common stock was $7.82 versus $14.35 in 2007.

The Company’s return on average equity was negative 30.18% and 32.45% in 2009 and 2008 respectively and 10.60% in 2007.  The return on average assets amounted to negative 1.85% and 1.95% in 2009 and 2008 respectively and 0.87% in 2007.

Net Interest Income.  In 2009, the Company’s net interest income was $13.0 million compared to $14.3 million in 2008 and $14.8 million in 2007.   Interest and fees on loans decreased 8.08% in 2009 from 2008 as the amount of non-accrual loans rose from $10.4 million at December 31, 2008 to $21.7 million at December 31, 2009.  The amount of interest income “lost” on these loans was approximately $912,000 in 2009.  The yield on loans fell to 6.01% in 2009 from 6.81% in 2008 as variable rate loans which priced downward several times in 2008 went lower in 2009 and remained at that low rate for the rest of the year.  Interest income on securities decreased $2.5 million from $10.0 million in 2008 to $7.5 million in 2009.  This is the result of the calls on many higher yielding agency securities during 2009 as well as the previously mentioned loss of the GSE dividends.  As the yields on loans and investments were decreasing, so too were the rates paid on deposits and other borrowings.  Interest expense on deposits decreased $1.7 million or 14.2% in 2009 compared to 2008.  Interest expense on borrowings decreased $1.1 million from $3.4 million in 2008 to $2.3 million in 2009 while the cost of these funds dropped from 3.07% in 2008 to 2.61% in 2009.

In 2008, the Company’s net interest income was $14.3 million, compared to $14.8 million in 2007.  The principal reasons for the decline in the net interest margin in 2008 from 2007 was margin compression, the write-off of GSE investments, costs for retail deposits and interest rate cuts by the Federal Reserve Bank. The lower net interest income for 2008 was anticipated, and is reflected in the 44 basis point decline in the net interest margin due to the Company’s asset sensitivity and the prevailing interest rate environment. Following a period of stable rates throughout the early part of 2007, the Federal Reserve made three cuts in the fourth quarter of 2007 and continued reducing rates with seven cuts totaling 400 basis points during 2008, causing interest income to decline by a higher percentage than in our interest expense and resulting in compression of our net interest margin. This compression is further impacted by the Company’s asset sensitivity, as there are more earning assets tied to variable interest rates than there are variable rate deposits or borrowings. For example, the cost of interest paid on certificates of deposit, the Company’s most significant funding source, does not immediately decline when interest rates are cut; whereas the income on loans tied to prime or other variable indices does. Some of the margin compression effect was mitigated by the increases in the volume of earning assets, principally loans. Earning assets for 2008 averaged $469.6 million, an increase of $39.5 million or 9.2% compared to $430.2 million in 2007. The decrease in net interest income for 2008 versus 2007 of $528,155 or 3.6% resulted from the decrease of $1.1 million or 3.6% in interest income which totaled $29.5 million versus $30,613,371 in 2007, this decline exceeded the reduction of $568,001 or 3.6% in interest expense which totaled $15,231,036 versus $15.8 million in 2007. In spite of the $39.5 million increase in the average volume of earning assets, due to the interest rate cuts throughout the first, second and fourth quarters of 2008, the yield on earning assets declined by 87 basis points to 6.41% from the prior year’s 7.28%, while over the same period, the expense yield on interest bearing liabilities decreased by 57 basis points to 3.63% from 4.20% in 2007. This situation where yields fall on interest bearing liabilities at a slower pace than they did on earning assets results from interest rate cuts that are not fully reflected in retail deposit pricing due to a competitive environment where the costs of deposits were at artificially high levels not reflective of the current cost environment and older certificates of deposit renewing at these higher market rates which negatively impacts the net interest margin of an asset sensitive financial institution.

 The table below, sets forth the Company’s average interest earning assets (on a tax-equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Federal funds sold	$9,244	$21	.23%	$126	$2	1.74%	$9,734	$513	5.27%
Securities: (1)
U. S. Treasury and other U. S. government
agency and corporations	92,671	4,390	4.74%	98,066	5,301	5.41%	106,138	5,741	5.41%
States and political subdivisions (2)	15,266	1,023	6.70%	17,673	1,137	6.43%	19,674	1,267	6.44%
Other securities (2)	49,790	2,402	4.82%	67,254	4,135	6.15%	61,603	4,260	6.92%
Total securities (2)	157,727	7,815	4.95%	182,993	10,573	5.78%	187,415	11,268	6.01%
Loans (2)(3)(4)(5)(6)	298,328	17,939	6.01%	286,513	19,517	6.81%	233,012	19,526	8.38%
Total interest-earning assets (2)	465,299	$25,775	5.54%	469,632	$30,092	6.41%	430,161	$31,307	7.28%
Allowance for loan losses	(4,344)			(3,308)			(2,848)
Total non-earning assets	34,960			26,374			32,812
Total assets	$495,915			$492,698			$460,125

Liabilities and Stockholders’ Equity:
Deposits:
Interest bearing demand	$73,131	$997	1.36%	$62,813	$1,145	1.82%	$59,092	$1,306	2.21%
Savings	32,937	396	1.20%	31,729	479	1.51%	34,121	512	1.50%
Other time	231,373	8,735	3.78%	225,112	10,185	4.52%	233,312	11,570	4.96%
Total deposits	337,441	10,128	3.00%	319,654	11,809	3.69%	326,525	13,388	4.10%
Federal funds purchased and securities
sold under repurchase agreements	26,239	213	.81%	35,948	831	2.31%	8,362	405	4.84%
FHLB advances - Overnight	11,019	51	.46%	12,544	280	2.23%	39	2	5.13%
FHLB advances - Term	41,713	1,741	4.17%	45,000	1,875	4.17%	36178	1,593	4.40%
Short-term borrowings	1,688	116	6.87%	1,779	113	6.35%	-	-	-
Trust preferred obligation	5,155	189	3.67%	5,155	324	6.29%	5,155	414	8.03%
Total borrowings	85,814	2,310	2.69%	100,426	3,423	3.41%	49,734	2,414	4.85%
Total interest-bearing liabilities	423,255	12,438	2.94%	420,080	15,232	3.63%	376,253	15,802	4.20%
Demand deposits	39,168			39,839			43,592
Other liabilities	3,119			3,122			2,942
Total liabilities	465,542			463,041			422,493
Stockholder’ equity	30,373			29,657			37,632
Total liabilities and stockholders’ equity	$495,915			$492,698			$460,125
Net interest spread		$13,337	2.60%		$14,860	2.78%		$15,505	3.08%
Net interest margin			2.87%			3.16%			3.60%
 ____________________
(1)	Includes securities available for sale and securities held to maturity.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34% and totaled $345 thousand in 2009 and $579 in 2008.
(3)	Installment loans are stated net of unearned income.
(4)	Average loan balances include non-accrual loans.
(5)	Interest income on loans includes the earned portion of net deferred loan fees in accordance with FASB 91 of $550,597 in 2009, $547,204 in 2008, and $532,306 in 2007.
(6)	Includes mortgage loans held for sale and SBA loans held for resale..

Net interest income when adjusted for the effect of non-taxable income is referred to as fully tax equivalent (“FTE”) net interest income.  On a fully tax equivalent basis, net interest income for 2009 was $13.3 million, a decline of $1.5 million or 10.2% compared to 2008.  The 2009 FTE net interest margin was 2.87% compared to 3.16% in 2008 and 3.60% in 2007.  The yield on securities decreased to 4.95% from 5.78% in 2008 as higher-yielding bonds, particularly agencies, were called during the year and any bond purchased as a replacement would have a lower yield.  The yield on loans decreased to 6.01% from 6.81% in 2008 as non-accrual loans increased 107.7% from $10.4 million at December 31, 2008 to $21.7 million at December 31, 2009.  In addition, loans tied to the prime rate were at historic low rates for most of the year.  The cost of deposits decreased from 3.69% in 2008 to 3.00% in 2009 mainly reflecting a reduction of .74% in certificates of deposit.  The tax-equivalent net interest margin is a measure of net interest income performance. It represents the difference between interest income with any non-taxable interest adjusted to a fully tax-equivalent basis, including net deferred loan fees earned, and interest expense, on both deposits, and borrowings reflected as a percentage of average interest earning assets.

Net interest income on a fully tax equivalent basis for 2008 was $14.9 million a decline of $644,986 or 4.2% versus $15.5 million in 2007. The full year 2008 FTE net interest margin was 3.16% compared to 3.60% for the full year of 2007.

When comparing 2008 with 2007, the FTE net interest income contracted by $644,986, and the FTE net interest margin declined to 3.16% from 3.60%, primarily due to margin compression. The yield on total earning assets declined by 87 basis points, to 6.41% from 7.28% on $39.5 million more in average earning assets, and resulted largely from the decline in the yield on loans: 6.81% versus 8.38%, on an increase in loan volume of $53.5 million: $286.5 million from $233.0 million; while the yield on securities declined to 5.78% versus 6.01% on a decrease of $4.4 million in volume: $183.0 million from $187.4 million. Correspondingly, the cost of total interest bearing liabilities declined by 57 basis points: 3.63% from 4.20%, on an increase in interest bearing liabilities volume of $43.8 million: $420.1 from $376.3 million, and resulted from the decrease in the cost of interest bearing deposits of 41 basis points 3.69% from 4.10%, as volume declined by $6.9 million: $319.7 million from $326.5 million; while borrowings cost declined by 144 basis points: 3.41% from 4.85%, on $50.7 million higher volume: $100.4 million from $49.7 million.

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

(Dollars in Thousands)	2009 Compared to 2008			2008 Compared to 2007
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Federal funds sold	$20	$-	$20	$(289)	$(222)	$(511)
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	(285)	(626)	(911)	(434)	(6)	(440)
States and political subdivisions (2)	(164)	50	(114)	(129)	(1)	(130)
Other securities	(946)	(788)	(1,734)	594	(718)	(124)
Total securities	(1,395)	(1,364)	(2,759)	31	(725)	(694)
Loans (2)	857	(2,435)	(1,578)	(49)	40	(9)
Total interest income	$(518)	$(3,799)	$(4,317)	$(307)	$(907)	$(1,214)
Interest expense:
Deposits:
Interest bearing demand	$275	$(423)	$(148)	$90	$(251)	$(161)
Savings	19	(102)	(83)	(36)	3	(33)
Other time	292	(1,741)	(1,449)	(397)	(989)	(1,386)
Total deposits	586	(2,266)	(1,680)	(343)	(1,237)	(1,580)
Federal funds purchased and securities
sold under repurchase agreements	(181)	(437)	(618)	506	(80)	426
FHLB advances
Overnight	(30)	(199)	(229)	278	-	278
Term	(137)	3	(134)	362	(80)	282
Short-term note payable	(6)	9	3	113	-	113
Trust preferred obligation	-	(135)	(135)	-	(90)	(90)
Total interest expense	$232	$(3,025)	$(2,793)	$916	$(1,487)	$571
Increase (decrease) in net interest income	$(750)	$(774)	$(1,524)	$(1,223)	$580	$(643)
____________________
(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.

Non-Interest Income.

At December 31, 2009, non-interest income decreased $356,747 or 10.1% primarily due to a 265.8% decline in realized gain (loss) on sale of securities available for sale.  For 2009, the Company recorded a loss of $268,400 primarily due to selling two securities and recognizing actual tax-deductible losses rather than recording OTTI compared to a gain of $161,929 in 2008.  Investment and insurance commissions generated by the non-deposit investment product sales program were $162,739 in 2009 compared to $252,094 in 2008 as investors made fewer investment changes due to the economy.  Secondary mortgage market fees increased 114.81% to $230,696 due to the Company strategically deciding to not keep fixed-rate loans generated in 2009 in its portfolio as it had in 2008.  Deposit fees and charges declined slightly by 2.25% in 2009 as the number of overdrafts declined.  Bank card fees increased 3.44% to $530,659 as the fees received from debit card usage increased as the usage of debit cards increased.  The increase in cash surrender value of bank owned life insurance totaled $434,693 versus $388,696 an increase of $45,997 or 11.8% as a result of higher net crediting rates paid by the insurance companies.  Other income increased $18,419 or 7.98% as the Company began a new agreement with its check vendor whereby commissions are directly received rather than receiving credits.  This offset a decline in the earnings from the title insurance subsidiary.

Non-interest income for 2008 was relatively unchanged as it decreased $4,876 or 0.14%, totaling $3.5 million compared to $3.5 million in 2007. Deposit fees and charges were $1.88 million compared to $1.85 million, an increase of 1.6% due to a higher volume of overdraft fees as there were no modifications to deposit service charges during 2008. Bank card fees were $513,000 a 8.9% increase over the prior year’s $471,160. The higher revenue was due to an increase in fee based income from debit card usage and point of sale transaction fees that offset a decline in interchange credits. The increase in cash surrender value of bank owned life insurance totaled $388,696 versus $360,385 an increase of $28,311 or 7.9% as a result of higher net crediting rates paid by the insurance companies. Mortgage loan secondary market fees declined from $128,451 to $107,393 in 2008 due to the continued strategy of recording on the bank’s books a percentage of mortgages underwritten rather than selling all of them in the secondary market; coupled with the continued decline in the mortgage origination business to the economic factors. Investment and insurance commissions generated by the non-deposit investment product sales program totaled $252,094 versus $380,025, a decrease of $127,931 or 33.7%, due to a significantly lower volume of transactions in the third and fourth quarters as a direct result of the economic events beginning in September 2008. Realized gains on securities available for sale totaled $161,929 compared to $109,548 in 2007, an increase of $52,381 or 47.8% as a result of active portfolio management, gains on securities purchased at a discount being called at par, or in the case of municipals a premium call price, and sales generating liquidity to partially fund loan growth. Other miscellaneous income was $230,922 compared to $239,529 a decline of $8,607 or 3.6% due principally to lower earnings from the title insurance subsidiary, and during the prior year, 2007, interest of $33,778 from a swap agreement associated with the Bank’s Capital Trust Preferred that was unwound prior to the end of 2007.

Non-Interest Expenses.

Non-interest expense totaled $20.0 million in 2009 compared to $31.9 million, a decrease of $11.9 million or 37.3%.  The largest portion of this expense in each year was the loss on OTTI write-down of securities which totaled $6.7 million in 2009 compared to $18.9 million in 2008.  Excluding OTTI, non-interest expense increased $230,392 or 1.8% in 2009.  Federal Insurance Premiums (FDIC) increased $933,324 or 424.4% in 2009 to $1.2 million.  This is primarily due to a special assessment of $226,000 expensed in the second quarter as well as premium rate increases in 2009.  In addition, data processing is a new expense category in 2009, which represents the Company’s change in late 2008 to an outsourced arrangement for data processing, replacing an in-house system.  Previously, comparable expenses would have been in salaries and wages, pensions and benefits, equipment depreciation, and equipment repairs and maintenance.  Each of these categories decreased in 2009, partially due to this new arrangement.  Advertising and public relations costs decreased $110,545 or 32.3%; consulting fees decreased $104,344 or 29.6%; and other operating expenses decreased $118,053 or 5.5% as the Company successfully sought to reduce costs where reasonable and practical.

Total non-interest expense was $31.9 million in 2008 versus $13.1 million in the prior year, an increase of $18.8 million or 143.1% from 2007. The increase was the result of the $18.9 million loss on the OTTI write-down of the GSE securities previously presented. Excluding this write-down total non-interest expenses decreased $95,478 or 0.73% to $13.0 million from $13.1 million in 2007. The categories with the most significant increases or decreases were: salaries and wages, which decreased by $101,749 or 1.8%, totaling $5.4 million compared to $5.5 million in 2007 primarily due to significant reductions in bonuses; pensions and other employee benefits, which decreased by $207,282 or 10.5%, totaling $1.8 million compared to $2.0 million due to a reduction in contributions to employee retirement plans; advertising and public relations, which decreased $109,973 or 24.3% totaling $342,012 compared to $451,986; FDIC premiums increased $177,608 or 419.8% to $219,919 from $42,311 in 2007 as the Company used the one-time credits provided by the FDIC beginning in 2005 and assessment revenue rose as the credits were used through the first quarter of 2008; legal and professional fees, which decreased by $89,004 or 22.9% totaling $300,494 versus $389,498 principally due to the costs directly related to implement Section 404 of the Sarbanes-Oxley Act in 2007.

Income Taxes.  The Company reported an income tax benefit of $4.2 million in 2009 and $5.7 million in 2008, and income tax expense of $1.0 million in 2007. These amounts yielded effective tax rates (benefits) of (31.4%), (37.4%), and 20.8%, for 2009, 2008, and 2007 respectively. The 2009 effective tax rate benefit is the result of the write-down of other than temporary impairment on securities, increased FDIC premiums, and lower net interest income.  The 2008 effective tax rate benefit is the result of the loss suffered due to the write-off of the Company’s GSE and Lehman investments during 2008. The 2007 effective tax rate declined versus 2006 due to lower overall income before taxes, increased loan charge offs, the increase in non-taxable growth of the cash value of bank owned life insurance resulting from the additional investment in early 2007.

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

Total loans outstanding at December 31, 2009 decreased by $1.1 million or 0.38% from 2008, ending the year at $292.3 million. In 2008 loan growth was $27.5 million or 10.4% ending the year at $293.4 million. In 2007 loan growth was $57.3 million or 27.9% ending the year at $265.9 million; and in 2006, loans grew by $11.0 million or 5.6% ending 2006 at $208.5 million. The loan to deposit ratio was 75.8% at December 31, 2009, 84.3% at December 31, 2008, 74.1% at December 31, 2007, and 58.2% at December 31, 2006.  The targeted range for the loan to deposit ratio is 70% - 85%.  The Company anticipates that the loan portfolio will continue to decline in 2010.

The following table summarizes the Company’s loan portfolio, net of unearned income:
	At December 31,
	(Dollars in Thousands)
	2009	2008	2007	2006	2005
Commercial	$67,780	$59,327	$48,255	$40,683	$36,150
Real Estate:
Mortgage	126,868	124,053	106,394	78,986	81,077
Home equity	21,308	18,828	13,863	10,796	8,872
Construction	67,962	81,762	87,127	68,204	60,005
Total real estate	216,138	224,644	207,384	157,986	149,954
Bank cards	1,018	951	911	894	946
Installment	7,392	8,512	9,350	9,000	10,598
Total loans	292,328	293,434	265,900	208,563	197,648
Less unearned income	(24)	(28)	(51)	(56)	(89)
Loans net of unearned	292,304	293,406	265,849	208,507	197,559
Allowance for loan losses	(10,814)	(3,797)	(2,912)	(2,889)	(2,918)
Loans, net	$281,490	$289,609	$262,937	$205,618	$194,641

As the table above indicates, the total amount of commercial and industrial loans have increased by $8.5 million, $11.1 million, $7.5 million, and $4.5 million, or 14.2%, 22.9%, 18.6%, and 12.5%, in 2009, 2008, 2007, and 2006 respectively. The Company has focused much of its efforts on increasing its commercial and industrial loans for several years, as a desirable alternative to real estate related construction lending. Total real estate related loans outstanding decreased by $8.5 million or 3.8% in 2009, increased by $17.3 million or 8.3% in 2008, $49.4 million or 31.3% in 2007, and $8.0 million or 5.4% in 2006. Of the real estate related loans in 2009, mortgage loans increased $2.8 million or 2.2%, home equity loans increased by $2.5 million or 13.2%, and construction loans decreased by $13.8 million or 16.9%.  In 2008, mortgage loans increased the most at $17.7 million or 16.6%, followed by home equity at $5.0 million or 35.8%, and construction loans declined $5.4 million or 6.2%. In 2007, mortgage loans increased the most at $27.4 million or

34.7% followed by construction at $18.9 million or 27.7%, and home equity loans at $3.1 million or 28.4%. In 2006, construction loans exhibited the greatest growth, having increased by $8.2 million or 13.7%, mortgage loans declined $2.1 million or 2.6%, and home equity loans grew by $1.9 million or 21.7%.  Mortgage loans have comprised between 50% to 60% of the total real estate loans for the past five years. Mortgage loans to total real estate loans were 58.7% in 2009, 55.4% in 2008, 51.3% in 2007, 50.0% in 2006, and 54.1% in 2005. Home equity loans have grown steadily over the past five years from $8.9 million in 2005 to $21.3 million in 2009.  Home Equity loans to total real estate loans were 9.9% in 2009, 8.4% in 2008, 6.7% in 2007, 6.8% in 2006, and 5.9% in 2005. Bankcard loan balances outstanding were $1.0 million in 2009, and have remained relatively level over the period from 2009 through 2005 ranging from a high of $1.0 million in 2009 to a low of $894 thousand in 2006.

The shift from construction to mortgage loan growth was accomplished in part by the decision in early 2007 not to sell as many mortgage loans in the secondary market. Instead those loans which met the bank’s underwriting criteria were recorded on the bank’s books as mortgage loans. In addition, most of these loans were 30 and 15 year fixed rate loans, which given the composition of bank’s portfolio of mortgage loans being mostly 3/3 and 5/5 year adjustable rate loans, the addition of fixed rate loans was desirable from an asset liability standpoint at a time when interest rates were flat and expected to trend down in the future. As a percentage of total real estate loans, construction loans comprised 31.4 % in 2009, 36.4% in 2008, 42.0% in 2007, 42.0% in 2006, and 40.0% in 2005. Considering the current state of the real estate market for new home sales, the Company anticipates that its construction loan portfolio will remain at approximately the same volume or will decline in the future. Substantially all construction loans are for residential construction in the principal markets served by the Company.

Installment loans decreased by $1.1 million or 13.2% in 2009, decreased by $838 thousand or 9.0% in 2008, declined by $350 thousand or 3.9% in 2007,  and declined by $1.6 million or 15.1% in 2006. The balances of traditional installment loans declined primarily due to reduced demand resulting from the current economic environment. Installment loans increased in 2007 due to the Company’s emphasis on loan growth, however over the past several years, the balances have dropped principally due to the Company’s unwillingness to effectively compete on an interest rate basis with the captive and other finance arms of the major automobile manufacturers, coupled with the tendency of consumers to utilize equity credit lines for purposes that in the past would have been financed with traditional installment loans. The Company anticipates this atmosphere surrounding installment lending to continue in the future as long as the automobile manufacturers effectively subsidize the sale of vehicles through offering below market financing.

All concentrations of loans exceeding 10.0% of total loans at December 31, 2009 were disclosed as a separate category of loans. The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2009. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Commercial	$32,094	$21,155	$14,531	$67,780
Real Estate:
Mortgage	1,208	6,655	119,005	126,868
Home equity	51	158	21,099	21,308
Construction	59,172	7,492	1,298	67,962
Total real estate	60,431	14,305	141,402	216,138
Bank cards	-	-	1,018	1,018
Installment	1,219	4,727	1,446	7,392
Total Loans	$93,744	$40,187	$158,397	$292,328

	Loans maturing within
	One Year	1 – 5 Years	After 5 Years	Total
With fixed interest rates	$ 6,325	$ 22,411	$ 60,588	$89,324
With variable interest rates	87,419	17,776	97,809	203,004
	$ 93,744	$40,187	$ 158,397	$292,328

Loans Held for Resale. The Bank originates mortgage loans that are presold in the secondary market and carried as loans held for resale at the agreed upon purchase price. The Bank also provides short term financing as part of an arrangement, begun in October 2007, with Community Bankers Securities, a registered broker-dealer and SBA pool assembler for US Small Business Administration Guaranteed Loan Certificates prior to their aggregation into an SBA loan pool security. As the certificates represent the guaranteed portion of SBA loans, and have not yet been pooled into a security, they are carried at their fair market value as a component of the total loans held for resale. As of December 31, 2009, 2008, and 2007 the total of SBA loans held for sale was $351,238, $358,181, and $338,000 respectively. The total mortgage loans held for sale at December 31, 2009, 2008, and 2007 were $1.8 million, $743,950, and $338,000 respectively.

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

Non-performing loans totaled $23.8 million at December 31, 2009, versus $11.6 million at December 31, 2008, $4.1 million at December 31, 2007, $1.0 million at December 31, 2006, and $967,075 at December 31, 2005.  Non-performing loans increased by $9.2 million in 2009 from 2008 as the current economic downturn continued to affect the ability of some of our borrowers to repay their loans.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. During 2009 the company acquired real estate through foreclosure (OREO) in the amount of  $3.3 million and in 2008 acquired OREO in the amount of $1.2 million. There was no OREO at December 31, 2007, 2006, or 2005. The Bank had net OREO related expenses totaling in 2009 of $92,941 and in 2008, $14,870 of the same expense. As the Bank had no OREO during 2007, 2006, or 2005,  the Bank had no period expenses related to OREO. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Management is diligently monitoring the increase in non-performing assets; however, it does not believe that the level of non-performing loans in 2009 is reflective of any significant systemic problem within the Company’s loan portfolio and rather is a reflection of the current depressed real estate markets and the generally weak economic environment. At December 31, 2009, there were $21.7 in non-accrual loans compared to $10.4 in non-accrual loans at December 31, 2008 and $2.3 million at December 31, 2007, $736,509 at December 31, 2006, and $719,915 at December 31, 2005. Based on our present knowledge of the status of individual and corporate borrowers and the overall state of the local economy, management reasonably anticipates that the level of non-performing assets is likely to increase from its current level, however not by the same degree of increase experienced in 2009 over 2008. Management will move to foreclose on borrowers whose loans are placed on a non-accrual status in order to resolve the credit therefore it is reasonable to anticipate an increase in OREO.

The following table summarizes non-performing assets:

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$21,655	$10,422	$2,361	$736	$720
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	2,177	1,175	1,757	264	247
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	-	-	-	-	-
Total non-performing loans	$23,832	$11,597	$4,118	$1,000	$967
Other real estate owned	3,575	1,173	-	-	-
Other non-performing assets	2,165	312	-	-	111
Total non-performing assets	$29,572	$13,082	$4,118	$1,000	$1,078

Loans 90 days or more past due generally, are placed on non-accrual status unless well secured and in the process of collection.

The Company’s policy with respect to past due interest on nonaccrual loans requires that any interest accrued in the current year and unpaid should be reversed from the receivable and current year’s income. With regard to interest accrued in the prior year, and yet unpaid, such accrued interest should be reversed from the receivable and reserve for loan losses. In 2009, $621,055 of interest income was reversed when loans were placed in non-accrual status; in 2008, $231,528 of interest income was reversed; in 2007, $69,338 was reversed; in 2006, $10,480 was reversed; and in 2005, $911 was reversed. The impact of both the reversal of previously accrued but unpaid interest plus the absence of subsequent accruals on loans in non-accrual status had the effect of reducing net income by $912,405 in 2009, $354,834 in 2008, and $119,031 in 2007. Since the Company operates in a rural to suburban area, it has generally been well acquainted with its principal borrowers and has not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Management is not aware of any other material loans at December 31, 2009, which involve significant doubts as to the ability of the borrowers to comply with their existing payment terms.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$912	$355	$119
Interest income included in income on the loans	$387	$123	-

Management has analyzed the potential risk of loss within the Company’s loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Loans, including non-performing loans are monitored on an ongoing basis as part of the Company’s periodic loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on the Company’s loan risk classification system, which classifies all commercial loans, including problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. In addition, the Company evaluates the general market credit risks inherent in lending, as well as any systemic issues, as part of its enhanced loan loss adequacy analysis. The ratio of the allowance for loan losses to total loans was 3.70% at December 31, 2009, 1.28% at December 31, 2008, 1.10% at December 31, 2007, 1.39% at December 31, 2006 and 1.48% at December 31, 2005. Management believes that the allowance for loan losses, while not increasing at the same rate as the loan portfolio grows, is nevertheless adequate to provide for future losses. At December 31, 2009, the ratio of the allowance for loan losses to total non-performing loans was 45.4%; at December 31, 2008 the ratio was 29.7%; at December 31, 2007 the ratio was 70.7%; at December 31, 2006 the ratio was 288.9%; and at December 31, 2005 the ratio stood at 301.7%. Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The following table summarizes changes in the allowance for loan losses:

	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$3,796	$2,912	$2,889	$2,918	$2,698
Charge-offs:
Commercial	77	88	36	-	24
Real estate:
Mortgage	772	-	-	-	-
Home equity	199	-	-	-	-
Construction	1,368	202	-	-	-
Bank cards	42	27	14	11	18
Installment	23	39	172	96	51
Overdrafts	50	72	-	-	-
Total charge-offs	2,531	428	222	107	93
Recoveries:
Commercial	2	1	-	2	-
Real estate:
Mortgage	-	1	-	-	-
Home equity	-	-	-	16	-
Construction	-	6	-	-	-
Bank cards	6	9	12	9	3
Installment	12	8	53	51	107
Overdrafts	17	37	-	-	-
Total	37	62	65	78	110
Net (charge-offs) recoveries	(2,494)	(366)	(157)	(29)	17
Provision charged to operations	9,512	1,250	180	-	203
Balance at end of period	$10,814	$3,796	$2,912	$2,889	$2,918
Ratio of net loan losses to average net loans outstanding:
Net charge-offs (recoveries)	$2,494	$366	$157	$29	$(17)
Average net loans	292,437	281,764	229,744	204,738	183,380
	0.85%	0.13%	0.07%	0.01%	(0.01)%
Ratio of allowance for loan losses to total loans net of unearned income:
Allowance for loan losses	$10,814	$3,796	$2,912	$2,889	$2,918
Total loans at period end	292,304	293,406	265,849	208,507	197,558
	3.70%	1.28%	1.10%	1.39%	1.48%
Ratio of allowance for loan losses to total non-performing loans:
Allowance for loan losses	$10,814	$3,796	$2,912	$2,889	$2,918
Non-performing loans	23,832	13,082	4,118	1,000	967
	45.38%	29.02%	70.71%	288.90%	301.76%

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

For the year ended December 31, 2009, the provision for loan losses was $9,511,808 and in 2008 the provision for loan losses was $1,250,000. There was a $180,000 provision for loan losses for the year ended December 31, 2007, while in 2006 there was no loan provision, and in 2005 the provision was $203,000.  In management’s opinion, the provision charged to operations has been sufficient to absorb the current year’s net loan losses and generally provide a reserve for potential future loan losses considering the financial condition of borrowers and collateral values in view of the uncertainties in our local economy.

The following table shows the balance and percentage of the Company’s allowance for loan losses allocated to each category of loans:

	At December 31,
	2009			2008			2007
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$1,604	15%	23%	$695	18%	14%	$214	7%	13%
Real estate-construction	5,196	48%	23%	2,185	58%	28%	2,059	71%	34%
Real estate-mortgage (1)	3,698	34%	51%	843	22%	55%	519	18%	49%
Consumer (2)	316	3%	3%	73	2%	3%	120	4%	4%
	$10,814	100%	100%	$3.796	100%	100%	$2,912	100%	100%

	At December 31,
	2006			2005
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans
	(Dollars in Thousands)
Commercial	$609	21%	20%	$819	28%	18%
Real estate-construction	1,115	39%	32%	1,016	35%	30%
Real estate-mortgage (1)	1,005	35%	43%	965	33%	46%
Consumer (2)	160	5%	5%	118	4%	6%
	$2,889	100%	100%	$2,918	100%	100%

(1) Includes home-equity loans. (2) Includes bank cards.

The Company has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loss trends. Furthermore, the portion allocated to each loan category may vary from period to period due to changes in the financial ability of borrowers to service their debt and repay principal; changes in the estimated value of collateral, in particular real estate. These allocations are not necessarily the total amount available for future losses that might occur within such categories, since a portion of the total allowance is a general allowance applicable to the entire portfolio.

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

At December 31, 2009, investment securities totaled $127.4 million representing 26.9% of total assets and a decrease of $18.5 million or 12.7% compared to $145.9 million in 2008.  The majority of this decrease occurred in the government agencies category as over $47.0 million of these securities were called during 2009 while the net of purchases and sales was a positive $34.4 million as the Company sought to replace the yield on the securities called.  For the total portfolio in 2009, $49.5 million in securities were called, net purchases and sales were a positive $33.5 million, paydowns and maturities were $2.6 million, and $6.7 million was written down as OTTI.

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

As previously mentioned, the impairment write-downs of the GSE preferred stock and the Lehman bond had a significant impact on earnings. However, in addition, the loss of over $19 million in earning assets has placed further stress on the company’s net interest income and net interest margin as there was no immediate corresponding reduction in funding for the $19 million decline in securities.

The Company reviews and evaluates all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all the Company’s basis in a security within a reasonable period of time, an impairment write down will be recognized. The Company presently holds the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade: $175 thousand GMAC Perpetual Preferred Stock, $1 million MBIA Global Funding 5.07% maturing 6/15/2015, $2 million Citigroup 6.95% maturing 9/15/2031, $2 million Bank Boston Capital 1.007$ maturing 1/15/2027, $2.0 million Bank of America Capital .8213% maturing 1/15/2027, $2 million Sallie Mae senior debt 5.3% maturing 6/15/2013 and $2 million in Sallie Mae preferred stock. Following the quarterly evaluation of these securities, management has concluded that, as of December 31, 2009 the impairment is considered temporary.

Additionally, the Company holds ten CDO securities totaling approximately $7.4 million book value at December 31, 2009 where the underlying pooled collateral is various bank and insurance company trust preferred debt. Other than temporary impairment (“OTTI”) in the amount of $6.7 million has been recognized on six of these securities in 2009. Subsequent to purchase, three of these securities have revised ratings that are below minimum investment grade (refer to Note 2 of the financial statements for further discussion). The total estimated market value of these securities at December 31, 2009 was approximately $3.8 million. Four of these securities have had 100% impairment recognized, another four of these securities are performing as designed and are current with all cash flows. When impairment reviews were conducted quarterly for all CDO securities, if the bond was performing and current with its cash flows, and the analysis indicated that substantially all principal would be recovered by maturity, the impairment was considered to be due to market conditions and therefore temporary. They represent 5.8% and 3.0% of the total investment portfolio book value and market value respectively at December 31, 2009.

The following table summarizes the book value of the Company’s securities held to maturity at the dates indicated:

	Book Value at December 31,
	2009	2008	2007
	(Dollars in Thousands)
States and political subdivisions	$4,441	$5,087	$6,011

The table below summarizes the book value of the Company’s securities available for sale at the dates indicated.

	Book Value at December 31,
	2009	2008	2007
	(Dollars in Thousands)
U.S. Treasury securities and U. S. government agencies and corporations	$81,476	$90,103	$93,960
Bank eligible preferred and equities	2,577	2,604	20,678
Mortgage-backed securities	15,086	8,129	8,479
Corporate and other debt	23,684	45,358	42,783
States and political subdivisions	8,719	10,101	12,667
	$131,542	$156,295	$178,567

The book value and average yield of the Company’s securities, including securities available for sale, at December 31, 2009 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cash flows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date. The Company’s investment in bank eligible government sponsored entities consists of FNMA, FHLMC, and SLMA fixed coupon exchange traded preferred stocks. During 2008 FNMA and FHLMC preferred stocks were written-down by $18.9 million. These securities carry no book value. As these securities have no fixed maturity date they are separately identified. Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages.

The table below summarizes the maturity distribution of the Company’s securities at December 31, 2009.

	States and Political Subdivisions(1)		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Due in one year or less	$-	0.00%	$-	0.00%	$-	0.00%
Due one year through five years	1,674	4.41%	-	0.00%	2,000	5.30%
Due five years through ten years	2,957	5.55%	1,247	4.57%	18,988	3.28%
Due after ten years	8,529	5.22%	13,839	4.66%	60,488	4.77%
Bank eligible preferred and equities	-	-	-	-	-	-
Total	$13,160	5.19%	$15,086	4.66%	$81,476	4.44%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$-	0.00%	$-	-%
Due one year through five years	3,049	7.21%	6,723	5.94%
Due five years through ten years	2,970	4.25%	26,162	3.71%
Due after ten years	17,665	4.67%	100,521	4.78%
Bank eligible preferred and equities	-	-	2,577	6.63%
Total	$23,684	4.94%	$135,983	4.67%

____________________
(1)	Yield on tax-exempt obligations have been computed on a tax-equivalent basis.

As shown in the table above, nothing in the total portfolio will mature in one year or less while $6.7 million, or 4.9%, will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 4.95% for 2009, compared to 5.78% for 2008, and 6.01% for 2007. The book value of the entire portfolio exceeded its market value by approximately $8.5 million at December 31, 2009, compared to $15.4 million at December 31, 2008, and $6.9 million at December 31, 2007.

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

As shown in the following table, average total deposits increased by 4.8% in 2009, compared to a 2.9% decline in 2008 and an 11.7% increase in 2007. The average aggregate interest rate paid on deposits was 2.69% in 2009, versus 3.28% in 2008, and 3.62% in 2007. The majority (61%) of the Company’s deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:
	2009			2008			2007
	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate
Non-interest bearing demand	$39,168	$0	0%	$39,839	$0	0%	$43,592	$0	0%
Interest bearing demand	73,131	997	1.36%	62,813	1,145		59,092	1,306	2.21%
Savings	32,937	396	1.20%	31,729	479	1.51%	34,121	512	1.50%
Certificates of deposit	231,373	8,735	3.78%	225,112	10,185	4.52%	233,312	11,570	4.96%
Total	$376,609	$10,128	2.69%	$359,493	$11,809	3.28%	$370,117	$13,388	3.62%

The Company does not solicit nor does it have any brokered deposits. Due to its “adequately capitalized” status, the Company is not permitted to accept brokered deposits without prior regulatory approval or offer interest rates on deposits that are significantly higher than the average rates in its market area.  The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2009:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$14,619
Three to six months	16,094
Six to twelve months	17,281
Over twelve months	26,236
$74,230

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Bank was considered “adequately capitalized” for regulatory purposes as of December 31, 2009. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in common equity accounts of consolidated subsidiaries, less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses and pre-tax net unrealized holding gains on certain equity securities. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.

The Bank’s Tier 1 Capital ratio was 7.8% as of December 31, 2009, compared to 9.6% as of December 31, 2008, 12.4% as of December 31, 2007, and 14.1% at December 31, 2006. The Total Capital ratio was 9.0% at December 31, 2009, compared to 10.6% at December 31, 2008, 13.2% at December 31, 2007, and 15.1% at December 31, 2006. These ratios are in excess of the mandated minimum requirements of 4% for Tier 1, and 8% for Total. The Leverage ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 2009 the Bank’s Leverage ratio was 5.6% compared to 7.7% at December 31, 2008, 9.5% at December 31, 2007 and 10.0% at December 31, 2006. Each of these exceeds the required minimum leverage ratio of 4%. Due to the impact on the Bank’s capital ratios of the write-down of the GSE investments during 2009 and 2008 as well as the increase in provision for loan losses in 2009 the Company may raise additional capital in the future.  At this time, the Company does not know what the nature of any capital raise will be, but expects that it could be substantially dilutive to current shareholders
.

The following tables show risk based capital ratios and stockholders’ equity to total assets for the Company and its principal subsidiary, Central Virginia Bank:

			December 31,
	Regulatory Minimum		2009	2008	2007	2006

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0%		9.2%	9.2%	13.5%	15.3%
Tier 1 risk-based capital	4.0%		8.0%	8.2%	12.7%	14.4%
Leverage ratio	4.0%		5.8%	6.6%	9.7%	10.7%
Stockholders’ equity to total assets	N/A		5.5%	4.2%	7.6%	8.5%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	8.8%	10.6%	13.2%	15.1%
Tier 1 risk-based capital	4.0%	6.0%	7.6%	9.6%	12.4%	14.1%
Leverage ratio	4.0%	5.0%	5.5%	7.7%	9.5%	10.0%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by retaining earnings. The losses incurred in 2009 and 2008 have reduced the capital such that it is now considered “adequately capitalized”.  At December 31, 2009, total stockholders’ equity increased $5.9 million principally due to the issuance of preferred shares in January 2009.  Total stockholders’ equity decreased by $16.6 million to $20.3 million in 2008 from $36.9 million in 2007 principally due to write-down, net of tax, of the GSE and Lehman Brothers securities and an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. Total stockholders’ equity decreased by $0.2 million to $36.9 million in 2007 from $37.1 million 2006 principally due to an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. By contrast, shareholders equity increased by $4.18 million in 2006 as a result of earnings retention and a decrease in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income.

In January 2009, the Company elected to participate in the TARP Capital Purchase Program and issued $11,385,000 of 5% Cumulative Senior Preferred Stock to the U.S. Treasury. This additional capital partially replaced the reduction in capital as a result of the $19 million impairment write downs in 2008. The cost of the Senior Preferred dividend is approximately $570,000 annually.

Total cash dividends on common stock of $435,982 were paid in 2009, compared $1,640,509 in 2008, $1,751,165 paid in 2007 and $1,689,562 in 2006.  Book value per common share was $5.63 at December 31, 2009 compared to $7.82 at December 31, 2008, $14.35 at December 31, 2007, and $14.60 at December 31, 2006.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As a result of the losses reported for 2009 and 2008, as of December 31, 2009, without prior regulatory approval, the Bank would not have had sufficient retained earnings available for distribution to the Company as dividends.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds from correspondent banks, and selling securities under repurchase agreements to correspondent banks as well as commercial customers. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in assets. More recently, the Bank has relied on wholesale borrowings as they are a much more effective and less expensive form of funding. The Bank, over the past five years, has experienced 18.2% growth in average year to date deposits – from $318.7 million in 2005 to $376.6 million in 2009. During the same period, the Bank has increased its borrowings 120.6% from an average of $38.9 million for 2005 to an average of $85.8 million for 2009. Finally over the same five year period the Bank increased its assets by 26.6% from an average of $391.7 million for 2005 to an average of $495.9 million for 2009.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2009, the Company had a positive 3 month and a negative12-month period gap position, the cumulative gap to the one year point was negative. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, the Company monitors this area closely. The Company does not emphasize interest sensitivity analysis beyond this time frame because it believes various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes the Company’s interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2009:

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years or Non-sensitive	Total
EARNING ASSETS:
Federal funds sold	$4,493	$-	$-	$-	$4,493
Securities available for sale	43,402	4,391	36,350	38,823	122,966
Securities held to maturity	2,442	-	1,999	-	4,441
Loans(1)	134,430	11,177	78,239	70,625	294,471
Total interest-earning assets	$184,767	$15,568	$116,588	$109,448	$440,478
FUNDING SOURCES
Deposits:
Interest bearing demand	$-	$8,446	$8,446	$67,572	$84,464
Savings	-	26,741	3,342	3,342	33,425
Time deposits, $100,000 and over	14,619	33,375	26,236	-	74,230
Other time deposits	39,135	68,733	48,079	-	155,947
Federal funds purchased and securities
sold under repurchase agreements	2,207	-	-	-	2,707
FHLB borrowings	30,000	-	20,000	-	50,000
Capital Trust preferred securities	-	5,155	-	-	5,155
Total interest-bearing liabilities	$86,461	$142,450	$106,103	$70,914	$405,928
Period gap	$98,306	$(126,882)	$10,485	$38,534	$20,443
Cumulative gap	$98,306	$(28,576)	$(18,091)	$20,443
Ratio of cumulative gap to total earning assets	23.06%	-6.70%	-4.24%	4.79%

_________________
(1)  Of the amount of loans due after 12 months, $114.3 million had floating or adjustable rates of interest and $84.3 million had fixed rates of interest.

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

Contractual Obligations

The following table presents the Company’s contractual obligations at December 31, 2009 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Thousands)
Capital Trust Preferred Securities	$5,155	$-	$-	$5,155	$-
FHLB borrowings(1)	50,000	10,000	20,000	5,000	15,000
Total	$55,155	$10,000	$20,000	$10,155	$15,000

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

Allowance for Loan Losses: We establish the allowance for loan losses through charges to earnings in the form of a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb any losses on existing loans that may become uncollectible. Our judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

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

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or repricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments in response to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. The asset-liability management committee at the Bank is comprised of the CEO, CFO, Senior Credit Officer and an independent director, and is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposures to this risk. Our board of directors reviews the guidelines established by the committee.  Interest rate risk is monitored through the use of four complimentary modeling tools: static gap analysis, dynamic gap simulation modeling, earnings simulation modeling and economic value simulation (net present value estimation). Each of the three simulation models measure changes under a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized or relied upon, since it does not effectively capture or measure the optionality characteristics of earning assets and funding sources nor does it effectively measure the earnings impact of changes in volumes and mix of these components on us. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis.

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

The following table represents the interest rate sensitivity of our net interest income (net interest income at risk) on a 12-month horizon using different rate scenarios as of December 31, 2009. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2009 data.

Change in Yield Curve	Cumulative Percentage Change in Net Interest Income from Base	Cumulative Dollar Change in Net Interest Income from Base
		(Dollars in Thousands)
+300 basis points	7.6%	$1,030
+200 basis points	4.5%	611
+100 basis points	2.0%	269
Base $13,480	-	-
-100 basis points	4.1%	551
-200 basis points	5.8%	785
-300 basis points	7.0%	939

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

The following chart reflects the change in net market value of equity, (economic value of equity at risk), by using December 31, 2009 data, over different rate environments with a one-year horizon.

Change in Yield Curve (Dollars in Thousands)	Cumulative Percentage Change in Economic Value of Equity	Cumulative Dollar Change in Economic Value of Equity (Dollars in Thousands)
+300 basis points	-31.5%	-8,558
+200 basis points	-20.1%	-5,458
+100 basis points	-6.5%	-1,764
Base $27,169	-	-
-100 basis points	26.9%	7,298
-200 basis points	33.3%	9,061
-300 basis points	41.2%	11,205

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

	Cumulative Dynamic Gap as a Percentage of Assets
Change in Yield Curve	Time Horizon 0 – 30 Days	Time Horizon 0 – 180 Days	Time Horizon 0 – 365 Days

+300 basis points	22.5%	13.2%	5.6%
+200 basis points	22.6%	13.5%	6.1%
+100 basis points	22.6%	15.9%	8.9%
Base	23.1%	17.4%	10.8%
-100 basis points	24.2%	19.6%	13.7%
-200 basis points	24.2%	20.9%	15.5%
-300 basis points	24.2%	21.0%	15.5%

The table below lists the Company’s performance for the years ended December 31, 2009 and 2008 on a quarterly basis.

Summary of Financial Results by Quarter
	2009
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$5,687	$6,718	$6,558	$6,466
Interest expense	2,841	3,000	3,184	3,447
Net interest income	2,846	3,718	3,374	3,019
Provision for loan losses	7,619	968	550	375
Non-interest income	183	655	1,394	948
Non-interest expense	7,144	5,277	4,331	3,233
(Loss) income before applicable income taxes	(11,734)	(1,872)	(112)	359
Applicable income taxes (benefit)	(3,453)	(821)	(17)	98
Net (Loss) Income	$(8,281)	$(1,051)	$(95)	$261

(Loss) Earnings per share, basic	$(3.25)	$(0.46)	$(0.10)	$0.06
(Loss) Earnings per share, diluted	$(3.25)	$(0.46)	$(0.10)	$0.06

	2008
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$6,837	$7,306	$7,588	$7,784
Interest expense	3,627	3,742	3,833	4,030
Net interest income	3,210	3,564	3,755	3,754
Provision for loan losses	370	300	300	280
Non-interest income	852	890	863	932
Non-interest expense	4,254	21,244	3,158	3,287
(Loss) income before applicable income taxes	(562)	(17,090)	1,160	1,119
Applicable income taxes (benefit)	(6,026)	(196)	251	224
Net (Loss) Income	$5,464	$(16,894)	$909	$895

(Loss) Earnings per share, basic	$2.11	$(6.56)	$0.35	$0.35
(Loss) Earnings per share, diluted	$2.11	$(6.56)	$0.35	$0.34

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and independent auditors’ reports thereon are filed as a part of this report following Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended Dec ember 31, 2009, 2008 and 2007
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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information set forth under the heading “ELECTION OF DIRECTORS”; “Committees”; “Code of Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive 2010 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held in June 2010 (the “2010 Proxy Statement”) is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information set forth under the heading “REMUNERATION” (except for the information set forth under the heading “Compensation Committee Report on Executive Compensation”) of the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “Equity Compensation Plan Information” of the 2010 Proxy Statement are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth under the heading “Certain Transactions” of the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the heading “Fees of Independent Public Accountants” and “Pre-Approved Services” of the 2010 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	Exhibits

The following documents are filed herewith or incorporated herein by reference as Exhibits:

Item No.	Description

3.1
Amended and Restated Articles of Incorporation, as amended January 27, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

3.3	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 200
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).

4.2
Specimen of Registrant’s Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

4.3
Warrant to Purchase Shares of Common Stock, dated January 30, 2009 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.2
Letter Agreement, dated as of January 30, 2009, by and between Central Virginia Bankshares, Inc. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.3
Form of Waiver agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.4
Form of Consent agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.5
Employment Agreement, dated as of February 17, 2009, by and between Central Virginia Bankshares, Inc. and Ralph Larry Lyons (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2009).

10.6
Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Charles F. Catlett, III (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009).

10.7
Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Leslie S. Cundiff (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	TARP Certification of Chief Executive Officer (filed herewith).
99.2	TARP Certification of Chief Financial Officer (filed herewith).

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Central Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
April 15, 2010

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Balance Sheets
December 31,	2009	2008
ASSETS
Cash and due from banks	$8,010,014	$6,565,019
Federal funds sold	4,493,000	-
Total cash and cash equivalents	12,503,014	6,565,019

Securities available for sale, at fair value	122,965,676	140,854,918
Securities held to maturity, at amortized cost (fair value 2009 - $4,525,551; 2008 - $5,114,177)	4,440,959	5,086,919
Total securities	127,406,635	145,941,837

Mortgage loans held for sale	1,792,114	743,950
SBA loans held for sale	351,238	358,181
Total loans held for sale	2,143,352	1,102,131
Loans:
Commercial	67,779,853	59,327,260
Real Estate: Mortgage	126,867,601	124,053,357
Home equity	21,308,525	18,828,294
Construction	67,962,316	81,761,966
Bank cards	1,017,540	951,063
Installment	7,391,710	8,512,028
Less unearned income	(23,753)	(28,232)
Loans, net of unearned income	292,303,792	293,405,736
Allowance for loan losses	(10,813,608)	(3,796,458)
Loans, net	281,490,184	289,609,278

Bank premises and equipment, net	9,230,391	9,856,774
Accrued interest receivable	2,415,210	2,808,345
Deferred income taxes	12,587,598	12,745,878
Other real estate owned	3,574,864	1,172,972
Other assets	21,872,255	16,466,042
Total other assets	49,680,318	43,050,011
Total Assets	$473,223,503	$486,268,276

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Balance Sheets

December 31,	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand deposits	$37,459,826	$33,784,800
Interest bearing demand deposits, MMDA, and NOW accounts	84,464,499	62,896,702
Savings deposits	33,425,259	29,739,277
Certificates of deposit under $100,000	155,946,874	158,223,402
Certificates of deposit $100,000 and over	74,229,813	63,318,955
Total deposits	385,526,271	347,963,136

Federal funds purchased and securities sold under repurchase agreements	2,706,967	43,302,142
Other short-term borrowings	-	7,000,000
FHLB overnight borrowings	10,000,000	14,500,000
Total short-term borrowings	12,706,967	64,802,141

FHLB term borrowings	40,000,000	45,000,000
Capital trust preferred securities	5,155,000	5,155,000
Total long-term borrowings	45,155,000	50,155,000
Total borrowings	57,861,967	114,957,142

Accrued interest payable	574,479	646,054
Other liabilities	3,041,735	2,393,782
Total liabilities	447,004,452	465,960,114
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock, Series A, cummulative $1.25 par value; $1,000 liquidation value; 1,000,000 authorized shares; 11,385 and 0 shares issued and outstanding in 2009 and 2008, respectively	11,385,000	-
Common stock, $1.25 par value; 6,000,000 shares authorized,
2,618,346 and 2,596,220 shares issued and outstanding in 2009 and 2008, respectively	3,272,932	3,245,275
Surplus	16,893,243	16,870,988
Retained earnings	261,269	10,380,523
Common stock warrant	411,947	-
Discount on preferred stock	(344,939)	-
Accumulated other comprehensive (loss), net	(5,660,401)	(10,188,624)
Total stockholders’ equity	26,219,051	20,308,162

Total Liabilities and Stockholders’ Equity	$473,223,503	$486,268,276
 See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Operations

Years Ended December 31,	2009	2008	2007

Interest income:
Interest and fees on loans	$17,909,005	$19,483,893	$19,505,965
Interest on securities and federal funds sold:
U.S. Treasury securities	5,047	-	-
U.S. government agencies and corporations	4,384,935	5,301,067	5,741,243
States and political subdivisions	767,880	878,779	965,663
Corporate and other	2,342,402	3,848,290	3,887,347
Federal funds sold	20,503	2,186	513,162
Total interest on securities and federal funds sold	7,520,767	10,030,322	11,107,406
Total interest income	25,429,772	29,514,215	30,613,371

Interest expense:
Interest on deposits	10,127,641	11,807,972	13,387,997
Interest on borrowings:
Federal funds purchased and securities sold
under repurchase agreements	213,007	830,597	404,818
FHLB borrowings	1,791,865	2,155,739	1,594,808
Other short-term borrowings	115,792	112,875	-
Capital trust preferred securities	189,377	323,853	414,414
Total interest on borrowings	2,310,041	3,423,064	2,414,040
Total interest expense	12,437,682	15,231,036	15,802,037
Net interest income	12,992,090	14,283,179	14,811,334

Provision for loan losses	9,511,808	1,250,000	180,000
Net interest income after provision for loan losses	3,480,282	13,033,179	14,631,334

Non-interest income
Deposit fees and charges	1,840,703	1,833,144	1,852,956
Bank card fees	530,659	513,000	471,160
Increase in cash surrender value of life insurance	434,693	388,696	360,385
Secondary mortgage market loan fees	230,696	107,393	128,451
Investment and insurance commissions	162,739	252,094	380,025
Realized gains (losses) on sales/calls of securities available for sale	(268,400)	161,929	109,548
Other	249,341	230,922	239,524
Total non-interest income	3,180,431	3,537,178	3,542,054

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Operations

Years Ended December 31,	2009	2008	2007
Non-interest expenses:
Salaries and wages	5,242,274	5,411,947	5,513,696
Pensions and other employee benefits	1,470,583	1,765,902	1,973,184
Occupancy expense	660,197	642,326	649,689
Equipment depreciation	545,420	646,152	643,395
Equipment repairs and maintenance	218,314	370,213	408,127
Advertising and public relations	231,467	342,012	451,986
FDIC premiums	1,153,244	219,920	42,312
Office supplies, telephone, and postage	505,296	516,649	525,702
Taxes and licenses	265,439	318,765	295,035
Legal and professional fees	338,675	300,494	389,498
Consulting fees	248,236	352,580	297,961
Loss on write-down of securities (1)	6,745,563	18,899,900	-
Outsourced data processing	356,260	-	-
Other operating expenses	2,037,868	2,155,921	1,947,771
Total non-interest expenses	20,018,836	31,942,781	13,138,359
(Loss) income before income taxes	(13,358,123)	(15,372,424)	5,035,029

Income tax (benefit) expense	(4,192,516)	(5,747,710)	1,046,318

Net (loss) income	$(9,165,607)	$(9,624,714)	$3,988,711
Effective dividend on preferred stock	590,402	-	-
Net (loss) income available to common shareholders	$(9,756,009)	$(9,624,714)	$3,988,711
Basic (loss) earnings per common share	$(3.74)	$(3.73)	$1.56
Diluted (loss) earnings per common share	$(3.74)	$(3.73)	$1.54
(1)
Loss on write-down of securities consists of other-than-temporary impairment losses of $9,059,921 of which $2,314,358 is recognized in other comprehensive income and a net impairment loss of $6,745,563 is recognized in earnings for 2009.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Stockholders Equity

Years Ended December 31, 2009, 2008 and 2007	Preferred Stock	Common Stock	Surplus	Retained Earnings	Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2006	$-	$3,024,117	$14,329,239	$21,396,176	$-	$-	$(1,663,586)	$-	$37,085,946
Comprehensive income:
Net income	-	-	-	3,988,711	-	-		3,988,711	3,988,711
Other comprehensive income, net of tax:									-
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $1,490,693	-	-	-	-	-	-	(2,885,785)	(2,885,785)	(2,885,785)
Reclassification adjustment for gains on securities available for sale included in net income, net of deferred income taxes of $37,389	-	-	-	-	-	-	(72,159)	(72,159)	(72,159)
Total comprehensive income								$1,030,767
Issuance of common stock:									-
14,512 shares pursuant to exercise of stock options	-	18,140	147,526	-	-	-			165,666
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	-	52,588	-	-	-			52,588
13,311 shares pursuant to dividend reinvestment plan	-	16,638	263,644						280,282
Cash dividends declared, $.72 per share	-	-	-	(1,751,165)	-	-	-		(1,751,165)
Balance, December 31, 2007	-	3,058,895	14,792,997	23,633,722	-	-	(4,621,530)		36,864,084
Comprehensive loss:
Net (loss)	-	-	-	(9,624,714)	-	-		(9,624,714)	(9,624,714)
Other comprehensive loss, net of tax:									-
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $9,246,584	-	-	-	-	-	-	(17,949,251)	(17,949,251)	(17,949,251)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $6,410,870							12,489,030	12,489,030	12,489,030
reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $55,056	-	-	-	-	-	-	(106,873)	(106,873)	(106,873)
Total comprehensive (loss)								$(15,191,808)
Issuance of common stock:									-
3,682 shares pursuant to exercise of stock options	-	4,603	38,367	-	-	-	-		42,970
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	-	7,436	-	-	-	-		7,436
122,425 shares pursuant to a 5% stock dividend	-	153,031	1,830,254	(1,983,285)	-	-	-		-
22,997 shares pursuant to dividend reinvestment plan	-	28,746	201,934	-	-	-	-		230,680
Payment for 290 fractional shares of common stock	-	-	-	(4,691)	-	-	-		(4,691)
Cash dividends declared, $.645 per share	-	-	-	(1,640,509)	-	-	-		(1,640,509)
Balance, December 31, 2008	-	3,245,275	16,870,988	10,380,523	-	-	(10,188,624)		20,308,162
Comprehensive (loss):
Net (loss)	-	-	-	(9,165,607)	-			(9,165,607)	(9,165,607)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $52,027	-	-	-	-	-		(100,993)	(100,993)	(100,993)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $2,293,491							4,452,072	4,452,072	4,452,072
Reclassification adjustment for losses on securities available for sale included in net income, net of deferred income taxes of $91,256	-	-	-	-	-		177,144	177,144	177,144
Total comprehensive (loss)								$(4,637,384)
Issuance of 11,385 shares of preferred stock	11,385,000	-	(36,811)		411,947	(411,947)			11,348,189
Accretion of preferred stock dividend	-		-	(67,008)	-	67,008	-		-
Dividends paid on preferred stock	-	-	-	(450,657)	-	-	-		(450,657)
Issuance of 22,126 shares of common stock pursuant to dividend reinvestment plan	-	27,657	59,066	-	-	-	-		86,723
Cash dividends declared, $.1675 per share	-	-	-	(435,982)	-	-	-		(435,982)
Balance, December 31, 2009	$11,385,000	$3,272,932	$16,893,243	$261,269	$411,947	$(344,939)	$(5,660,401)		$26,219,051

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(9,165,607)	$(9,624,714)	$3,988,711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	759,430	858,733	849,185
Amortization	14,678	35,303	37,178
Deferred income taxes	(2,147,099)	(6,801,320)	(158,392)
Provision for loan losses	9,511,808	1,250,000	180,0000
Amortization and accretion on securities, net	330,438	97,792	24,848
Loss on valuation of swap agreement	-	-	29,379
Realized loss (gain) on sales/calls of securities available for sale	268,400	(161,929)	(109,548)
Loss on write-down of securities	6,745,563	18,899,900	-
Increase in cash value of life insurance	(434,693)	(388,696)	(360,385)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	(1,048,164)	(405,950)	(2,139,217)
SBA loans held for sale	6,943	1,781,036	(145,600)
Accrued interest receivable	393,135	226,012	(348,469)
Other assets	(2,810,914)	(1,495,304)	257,229
Increase (decrease) in liabilities:
Accrued interest payable	(71,575)	(79,971)	97,084
Other liabilities	(1,421,730)	270,181	554,888
Net cash provided by operating activities	930,613	4,461,073	2,756,891

Cash Flows From Investing Activities
Proceeds from calls and maturities of securities held to maturity	640,000	925,413	2,259,500
Proceeds from calls and maturities of securities available for sale	51,716,190	63,851,374	15,191,940
Proceeds from sales of securities available for sale	56,030,380	19,805,505	7,202,636
Purchase of securities available for sale	(90,332,009)	(80,221,745)	(41,103,925)
Net increase in loans made to customers	(4,470,269)	(27,922,723)	(57,498,855)
Proceeds from sales of other real estate owned	915,504	-	-
Net purchases of premises and equipment	(133,047)	(363,207)	(609,742)
Purchase of bank owned life insurance	-	-	(2,578,163)
Acquisition of restricted securities and other investments	(105,600)	(379,286)	(1,047,580)
Net cash provided by (used in) investing activities	13,991,149	(24,304,669)	(78,184,189)

See Notes to Consolidated Financial Statements.

(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, MMDA, NOW, and savings accounts	28,928,805	(5,765,371)	(6,692,343)
Net increase (decrease) in time deposits	8,634,330	(5,032,020)	7,459,391
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	(40,595,175)	21,064,612	22,173,030
Net (payment) proceeds on FHLB borrowings	(9,500,000)	150,000	24,350,000
Net (payment) proceeds from short-term loan	(7,000,000)	7,000,000	-
Net proceeds from issuance of preferred stock	11,348,189	-	-
Net proceeds from issuance of common stock	86,723	273,650	445,948
Payment for fractional shares of common stock	-	(4,691)	-
Dividends paid on preferred stock	(450,657)	-	-
Dividends paid on common stock	(435,982)	(1,640,509)	(1,751,165)
Net cash (used in) provided by financing activities	(8,983,767)	16,045,671	45,984,861
Increase (decrease) in cash and cash equivalents	5,937,995	(3,797,925)	(29,442,437)
Cash and cash equivalents, beginning	6,565,019	10,362,944	39,805,381
Cash and cash equivalents, ending	$ 12,503,014	$ 6,565,019	$ 10,362,944
Supplemental Disclosures of Cash Flow Information
Interest paid	$ 12,509,257	$ 15,311,007	$ 15,704,953
Income taxes paid	382,164	991,507	1,064,138
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$ 6,860,943	$ (8,434,991)	$(4,486,026)
Loans transferred to other real estate owned	3,341,003	1,244,946	-

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at December 31, 2009. The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Nature of operations: Central Virginia Bankshares, Inc. (the “Company”) is a one-bank holding company headquartered in Powhatan County, Virginia. The Company’s subsidiary, Central Virginia Bank, (the “Bank”) provides a variety of financial services to individuals and corporate customers through its seven branches located in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. The Bank’s primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are residential mortgage, construction, installment, and commercial business loans.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the valuation of securities, deferred tax assets and liabilities and fair value measurements.

A majority of the Bank’s loan portfolio consists of single-family residential loans in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. There is also a significant concentration of loans to builders and developers in the region. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

The Bank maintains cash accounts with other commercial banks. The amount of these deposits at December 31, 2009 exceeded the insurance limit of the FDIC by $2.4 million. The Bank has not experienced any losses in such accounts. The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $116 thousand and $227 thousand at December 31, 2009 and 2008, respectively.

Securities:  Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent.  Currently all of the Company’s investment securities are classified as either held to maturity or available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold them until maturity or on a long-term basis. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Sales of these securities are generally not permitted, however if a sale occurs, gains and losses on the sale of such securities are determined by the specific identification method.  Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Company intends to sell the security or (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis.  If, however, the Company does not intend to sell the security and it is not more-than-likely-than-not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.  For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in net income.  Management regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, its intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market determined on an aggregate basis. The Bank does not retain mortgage servicing rights on loans held for sale. Substantially all mortgage loans held for sale are pre-sold to the Bank's mortgage correspondents. All sales are made without recourse.

United States SBA Loan Certificates held for sale: The Company, through a business arrangement with Community Bankers Securities (“CBS”), provides temporary short-term financing for United States Government Small Business Administration Guaranteed Interest Certificates (“Certificates”) until such times as the Certificates can be aggregated into a U.S. Small Business Administration Guaranteed Loan Pool (“Pool”) by CBS. Upon assembling the requisite number of Certificates that aggregate the desired principal amount and yield, CBS repurchases the Certificates from the Bank, transferring them to the exclusive Fiscal and Transfer Agent (“FTA”) receiving in exchange, a security backed by the pool of Certificates, which is then sold by CBS to the end investor. As the Certificates represent the guaranteed portion of SBA loans, they are reported as loans held for sale. SBA loans held for sale were $351 thousand and $358 thousand as of December 31, 2009 and 2008, respectively.

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

Allowance for loan losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component is related to loans that are classified as either doubtful or substandard. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Other real estate owned: Other real estate owned represents properties acquired through foreclosure or other proceedings. Other real estate is recorded at the lower of the carrying amount or fair value less estimated costs to sell and any deficiency is recorded through the provision for loan losses. Foreclosed real estate is evaluated periodically to ensure the carrying amount is supported by its current fair value. At December 31, 2009 the Bank held other real estate owned totaling $3.6   million and held $1.2 million at December 31, 2008.  Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.

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

(Loss) earnings Per Common Share: Basic (loss) earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  The number of shares has been adjusted to reflect the 5% stock dividend issued in 2008.  See Note 18.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income (loss) and other comprehensive income.  Other comprehensive income (loss) includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit on debt securities, recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105-10, Generally Accepted Accounting Principles (Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162), which established the Codification as the source of authoritative GAAP for companies to use in the preparation of financial statements. Securities and Exchange Commission (SEC) rules and interpretive releases are also authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. We adopted the Codification, as required, in third quarter 2009. As a result, references to accounting literature contained in our financial statement disclosures have been updated to reflect the new FASB Accounting Standards Codification (ASC) structure.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures. This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed.

This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The additional disclosures required are included in the Consolidated Statements of Operations and in Note 2 to the consolidated financial statements.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements. For the Company, this is the date of financial statement issuance.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This update creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (“ASU 2010-04”). This update makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, requires new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-58-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (“ASU 2010-08’). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2009 and 2008 are summarized as follows:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$242,057	$-	$(10,221)	$231,836
U.S. government agencies and corporations	81,234,195	133,539	(2,468,840)	78,898,894
Bank eligible preferred and equities	2,576,505	212,370	(549,982)	2,238,893
Mortgage-backed securities	15,086,253	221,622	(95,682)	15,212,193
Corporate and other debt	23,684,163	55,524	(6,066,039)	17,673,648
States and political subdivisions	8,718,869	146,869	(155,526)	8,710,212
	$131,542,042	$769,924	$(9,346,290)	$122,965,676

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U. S. government agencies and corporations	$90,103,520	$875,648	$(1,293,728)	$89,685,440
Bank eligible preferred and equities	2,603,657	6,010	(1,200,602)	1,409,065
Mortgage-backed securities	8,128,778	137,777	(739,275)	7,527,280
Corporate and other debt	45,357,621	330,127	(13,266,471)	32,421,277
States and political subdivisions	10,101,542	109,985	(399,671)	9,811,856
	$156,295,118	$1,459,547	$(16,899,747)	$140,854,918

The following table presents the amortized cost and approximate fair value of securities available for sale as of December 31, 2009, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
Due after one year through five years	$5,408,745	$5,034,142
Due after five years through ten years	23,303,340	22,329,773
Due after ten years	85,167,199	78,150,675
Bank eligible preferred and equities	2,576,505	2,238,893
Mortgage-backed securities	15,086,253	15,212,193
	$131,542,042	$122,965,676

The gross realized gains, losses and tax effect of such sales and redemptions of securities available for sale in 2009, 2008 and 2007, respectively, are shown below.

	2009	2008	2007
Gross realized gains	$1,891,760	$363,116	$200,654
Gross realized losses	2,160,160	201,187	91,106
Net realized gain (loss)	(268,400)	161,929	109,548

Tax effect of net realized gain (loss)	$(91,256)	$55,056	$37,389

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds. As of December 31, 2009, there were $30.0 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $6.6 million and consisted primarily of corporate and other debt. In the second quarter of 2009, the Company adopted ASC 320-10-65 Transition Related to FSP FAS 115-2 and FAS 124-2,Recognition and Presentation of Other-Than-Temporary Impairments that amended other-than-temporary impairment (“OTTI”) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

During each quarter and at year-end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis.

The following tables present the gross unrealized losses and fair values as of December 31, 2009 and 2008, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	December 31, 2009
	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
U.S. Treasury securities	$231,836	$(10,221)	$-	$-	$231,836	$(10,221)
U. S. government agencies
and corporations	54,834,953	(1,758,439)	12,662,378	(710,401)	67,497,331	(2,468,840)
Bank eligible preferred and
equities	129,275	(20,975)	1,847,498	(529,007)	1,976,773	(549,982)
Mortgage-backed securities	5,653,993	(95,682)	-	-	5,653,993	(95,682)
Corporate and other debt	3,331,196	(868,141)	12,044,818	(5,197,898)	15,376,014	(6,066,039)
States and political
subdivisions	-	-	3,423,321	(155,526)	3,423,321	(155,526)
	$64,181,253	$(2,753,458)	$29,978,015	$(6,592,832)	$94,159,268	$(9,346,290)

	December 31, 2008
	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U. S. government agencies
and corporations	$26,484,762	$(579,388)	$1,285,660	$(714,340)	$27,770,422	$(1,293,728)
Bank eligible preferred and
equities	199,750	(29,045)	2,253,657	(1,171,557)	2,453,407	(1,200,602)
Mortgage-backed securities	1,147,765	(7,724)	255,550	(731,551)	1,403,315	(739,275)
Corporate and other debt	8,954,463	(2,499,377)	13,904,955	(10,767,094)	22,859,418	(13,266,471)
States and political
subdivisions	4,911,159	(355,928)	213,861	(43,743)	5,125,020	(399,671)
	$41,697,899	$(3,471,462)	$17,913,683	$(13,428,285)	$59,611,582	$(16,899,747)

As of December 31, 2009, the Company had seven pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $1.4 million and an other-than-temporary impairment loss of $9.1 million, of which $2.3 million was recognized in other comprehensive loss and $6.7 million which was recognized in earnings. The following table provides further information on these seven securities as of December 31, 2009 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Gain)/Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL II	Mez	Ca	$2,290	$725	$1,565	$96,500	31.1%	-27.4%	BROKEN	$209	$1,376
PreTSL XII	B-3	Ca	2,000	595	1,405	197,100	25.5%	-25.5%	BROKEN	637	780
PreTSL XVI	D	NR	1,553	-	1,553	182,700	31.7%	-38.8%	BROKEN	-	1,553
PreTSL XXIII	D-1	NR	1,000	-	1,000	270,500	19.5%	-17.5%	BROKEN	-	1,000
ALESC 6A	D-1	Ca	1,035	-	1,035	114,251	17.8%	-24.9%	BROKEN	-	1,035
SLOSO 2007	A3F	C	1,000	-	1,000	140,000	26.6%	-15.7%	BROKEN	-	1,000
Reg Div Fund	Senior	Ca	1,535	33	1,502	30,500	13.3%	-6.0%	BROKEN	1,469	1
Total			$10,413	$1,353	$9,060					$2,315	$6,745

As of December 31, 2009, the Company had three pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.7 million. The following table provides further information on these securities as of December 31, 2009 (in thousands):
Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)

PreTSL XXIII	C-2	NR	$513	$137	$376	$-	--%	-%	$-	$376	-
I-PreTSL III	B-3	B2	1,500	925	575	38,400	11.2%	9.1%	29,315	575
I-PreTSL IV	B-2	Ba2	1,000	632	368	13,000	4.2%	8.3%	24,889	368
			$3,013	$1,694	$1,319					$1,319

(1)
Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are otherwise the same and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.

(2)
A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.

(3)	Pre-tax.

During 2008, the Company recorded OTTI related to its investments in preferred stock issuances in the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac) and the Federal National Mortgage Association (FNMA or Fannie Mae) of $17.9 million. In addition, an OTTI charge to completely write-off a Lehman Brothers bond in the amount of $1.0 million due to the bankruptcy of the company was recorded in 2008.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.6 million at December 31, 2009.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

Year-ended December 31, 2009
Balance, beginning of period	$18,899,900
Additions:
Initial credit impairments	6,745,563
Subsequent credit impairments	—

Balance, end of period	$25,645,463

The amortized cost, gross unrealized gains and losses and estimated fair value of securities being held to maturity at December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
States and political subdivisions	$4,440,959	$84,610	$(18)	$4,525,551

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
States and political subdivisions	$5,086,919	$44,623	$(17,365)	$5,114,177

The amortized cost and approximate fair value of securities being held to maturity at December 31, 2009, by contractual maturity, are shown below.

	Amortized Cost	Approximate Market Value
Due after one year through five years	$1,314,423	$1,346,418
Due after five years through ten years	1,612,264	1,619,951
Due after ten years	1,514,272	1,559,182
	$4,440,959	$4,525,551

Available for Sale Securities with an amortized cost of $6.1 million and $44.1 million and a market value of $6.0 million and $44.0 million and Held to Maturity Securities with an amortized cost of $2.6 million and $1.8 million and a market value of $2.6 million and $1.8 million at December 31, 2009 and 2008, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

Note 3. Loans

Major classification of gross loans, unearned discount and allowance for loan losses at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Commercial	$67,779,853	$59,327,260
Real estate:
Mortgage	126,867,601	124,053,357
Home equity	21,308,525	18,828,294
Construction	67,962,316	81,761,966
Bank cards	1,017,540	951,063
Installment	7,391,710	8,512,028
	292,327,545	293,433,968
Less unearned income	(23,753)	(28,232)
	292,303,792	293,405,736
Allowance for loan losses	(10,813,608)	(3,796,458)
Loans, net	$281,490,184	$289,609,278

At December 31, 2009 and 2008, overdraft demand deposit accounts totaling $135 thousand and $142 thousand, respectively, were reclassified as loans within the Installment loan category.

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Balance, beginning	$3,796,458	$2,912,082	$2,889,496
Provision charged to operations	9,511,808	1,250,000	180,000
Loans charged off	(2,530,910)	(428,110)	(222,527)
Recoveries	36,252	62,486	65,113
Balance, ending	$10,813,608	$3,796,458	$2,912,082

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2009 and 2008:

	2009	2008
Impaired loans without a valuation allowance	$2,140,020	$4,649,709
Impaired loans with a valuation allowance	10,355,496	4,121,208
Total impaired loans	$12,495,516	$8,770,917
Valuation allowance related to impaired loans	$3,136,230	$1,133,374
Total nonaccrual loans (including impaired loans)	$21,654,603	$10,422,032
Total loans past-due ninety days or more and still accruing	$2,176,797	$1,175,189

The following is a summary of average investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2009 and 2008:

	2009	2008
Average investment in impaired loans	$8,307,103	$4,118,690
Interest income recognized on a cash basis on impaired loans	$387,463	$122,504

No additional funds are committed to be advanced in connection with impaired loans.

Note 4. Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure or other proceedings. Other real estate owned is recorded at the lower of the carrying amount or fair value less estimated costs to sell. Other real estate owned is evaluated periodically to ensure the carrying amount is supported by its current fair value. At December 31, 2009 the Bank held other real estate owned totaling $3.6 million and $1.2 million at December 31, 2008.  No valuation was recognized in 2009 or 2008.

Note 5. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation at December 31, 2009 and 2008 are as follows:

	2009	2008
Land	$1,958,738	$1,958,738
Buildings and improvements	7,439,722	7,420,073
Furniture and equipment	10,044,491	9,931,093
	19,442,951	19,309,904
Less accumulated depreciation	10,212,560	9,453,130
	$9,230,391	$9,856,774

Depreciation expense for the years ending December 2009, 2008 and 2007 was $759 thousand, $859 thousand and $849 thousand, respectively.

Note 6. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies maintained on certain of its officers and directors. The earnings from these policies are used to offset increases in employee benefit costs. The cash surrender value of these policies was $9.8 million and $9.4 million at December 31, 2009 and 2008, respectively.

Note 7. Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2009 and 2008 was $74.2 million and $63.3 million, respectively. As of December 31, 2009, the scheduled maturities of time deposits are as follows:

December 31
2010	$155,861,345
2011	44,921,464
2012	21,249,509
2013	4,840,763
2014	3,303,606
$230,176,687

Note 8. FHLB and Other Borrowings

Federal Home Loan Bank borrowings: The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $11.8 million. The borrowings at December 31, 2009 and 2008, consist of the following:

	2009	2008
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable March 14, 2014	$5,000,000	$5,000,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.5092%
principal due and payable on July 24, 2017	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016, callable quarterly beginning September 29, 2006	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of
4.655%, principal due and payable on June 29, 2011	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 5.08%,
principal due and payable on June 29, 2009, callable quarterly beginning September, 29, 2006	-	5,000,000
Interest payable quarterly at a fixed rate of 4.315%,
principal due and payable on August 22, 2016, callable quarterly beginning August 22, 2007	5,000,000	5,000,000
Interest payable quarterly at a fixed rate of 3.82250%
principal due and payable on November 19, 2012	10,000,000	10,000,000
Overnight daily rate credit borrowing pre-
payable daily at Bank’s option, maturity
December 31, 2010, interest adjusted daily
currently, 0.36% as of December 31, 2009.	10,000,000	14,500,000
	$50,000,000	$59,500,000

The contractual maturities of FHLB advances as of December 31, 2009 are as follows (dollars in thousands):

Due in 2010	$10,000,000
Due in 2011	-
Due in 2012	15,000,000
Due in 2013	5,000,000
Due in 2014	5,000,000
Thereafter	15,000,000
$50,000,000

Other borrowings: No federal funds were purchased at December 31, 2009 while $7.0 million was purchased at December 31, 2008.  The rate of interest was .6878% at December 31, 2008. These funds mature daily.

Securities sold under agreements to repurchase amounted to $1.0 million and $35.0 million at December 31, 2009 and December 31, 2008, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million at December 31, 2009 and $36.4 million at December 31, 2008. The rates of interest were 0.75% and 1.00% respectively at the same time periods. Repurchase agreements for customers total $1.7 million at December 31, 2009 and $1.3 million at December 31, 2008. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $1.9 million at December 31, 2009 and $2.7 million at December 31, 2008. Interest rates of 0.35% and 0.50% were paid on these borrowings at the same time periods respectively.

On September 30, 2008, the Company entered into a loan agreement with the Bank’s primary correspondent bank, Community Bankers Bank, for $7.0 million. The terms of the loan are for a term of 12 months with monthly interest payments at a rate of 6%.  This loan was paid-in-full on March 31, 2009.

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of December 31, 2009 total $128.8 million, of which $77.8        million remains available to borrow. The total amount of borrowing facilities at December 31, 2008, was approximately $142.7 million with $41.2 million available to borrow.

Note 9. Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares Statutory Trust I (Trust). The Trust holds $5.2 million in floating rate junior subordinated debentures due December 17, 2033, issued by the Company on December 17, 2003. Distributions on the $5.0 million in Preferred Securities are payable quarterly at an annual rate of three-month LIBOR plus 2.85% (3.13% and 6.61% at December 31, 2009 and 2008 respectively). However, the Company has the option to defer distributions for up to five years.  Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.  Refer to Note 22 for further discussion of deferred payments.

Note 10. Income Tax Matters

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008. The Company and the Bank file a consolidated federal income tax return.  The Company has federal net operating loss of $5.3 million available to offset future taxable income, which portions thereof will expire at various times through 2029.  The consolidated income tax (benefit) for the years ended December 31, 2009, 2008, and 2007, are as follows:

	2009	2008	2007
Currently tax expense (benefit)	$(2,015,185)	$1,053,610	$1,204,710
Deferred tax benefit	(2,177,331)	(6,801,320)	(158,392)
	$(4,192,516)	$(5,747,710)	$1,046,318

A reconciliation of the expected income tax expense computed at 34% to the income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Computed “expected” tax expense (benefit)	$(4,541,762)	$(5,226,624)	$1,711,910
Tax-exempt interest	(188,909)	(192,073)	(212,301)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	24,585	23,843	30,763
Dividends received deduction	(39,552)	(195,758)	(246,946)
Increase in cash value of life insurance	(82,592)	(73,853)	(68,473)
Increase in allowance for loan losses	555,739	74,891	1,920
Tax credits from limited partnership
investment	-	(159,355)	(159,355)
Other	79,975	1,219	(11,200)
	$(4,192,516)	$(5,747,710)	$1,046,318

The components of the net deferred tax asset are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,455,389	$1,232,434
Less valuation allowance	(863,847)	(308,109)
	2,591,542	924,325
Unrealized loss on securities available for sale	2,915,965	5,251,576
Other than temporary impairment of securities	4,556,155	6,425,966
Net operating loss carryforward	1,797,110	-
Tax credit carryfoward	488,659	-
Passive loss carryover	30,812	30,812
Net deferred loan fees	125,422	125,422
Accrued professional fees	-	20,767
Accrued supplemental retirement expense	637,829	558,286
Limited partnership investment	49,904	20,067
Reserve for uncollectible late charges	6,809	6,809
Interest income on nonaccrual loans	147,309	102,479
	13,347,516	13,466,509

Deferred tax liabilities:
Property and equipment	348,498	348,498
Cumulative increase in cash surrender value	378,491	313,287
Other investments	32,929	58,846
	759,918	720,631

Net deferred tax asset	$12,587,598	$12,745,878

As of December 31, 2009 and 2008, the Company had recorded net deferred income tax assets (DTA) of $12.6 million and $12.7 million respectively.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is ‘more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook, banking industry conditions and other factors.  Management is considering certain transactions that would increase the likelihood that a DTA will be realized.  Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof.  Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of December 31, 2009 will be fully realized and therefore no valuation allowance was recorded with the exception of a valuation allowance already assigned to the allowance for loan losses.  However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the certain transactions, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

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

Profit-Sharing: This portion of the plan is discretionary and is based on the profitability of the Company on an annual basis. The Board of Directors approves the Company’s profit-sharing percentage contribution annually. The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. Contributions for 2008, and 2007 represented 3.5 percent, and 7.0 percent, respectively of all participants’ eligible wages.  The Company did not make a profit-sharing contribution in 2009.

401K: This portion of the plan provides for employee contributions of a portion of their eligible wages on a pre-tax basis subject to statutory limitations. The Bank provides a matching contribution of $1.00 for every $1.00 the participant contributes up to 3 percent of the participant’s eligible wages and $.50 for every $1.00 contributed of the next 2 percent of their eligible wages.

The total contributions to both of the above plans for the years ended December 31, 2009, 2008, and 2007, were $161 thousand, $343 thousand, and $504 thousand, respectively.

Note 12. Supplemental Executive Retirement Agreements

The Bank has established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit arrangement for selected executive and senior officers of the Bank as designated by the Board of Directors. The participants in the SERP as of December 31, 2009 include the four executive officers as well as six other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual award equal to 25 percent of the participant’s final compensation, payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retirement beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and the requirements necessary to receive a supplemental benefit under the SERP have otherwise been met, the benefit shall be paid to the participant or the surviving spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control. The Company calculates the adequacy of the total accrued SERP liability as well as the annual expense to be recorded each year.

The accrued liability payable at December 31, 2009 and 2008 totaled $1.9 million and $1.6 million, respectively. The Company’s expense related to the plan was $249 thousand, $345 thousand, and $318 thousand for 2009, 2008, and 2007, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2009 and 2008 is as follows:

	2009	2008
Commitments to extend credit	$55,472,077	$65,672,372
Unfunded commitments under lines of credit	5,191,466	5,525,328
Standby letters of credit	4,425,130	3,891,842
	$65,088,673	$75,089,542

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

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

Note 14. Related Party Transactions

The Company’s banking subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Balance, beginning	$5,063,941	$3,504,807
New loans	614,091	3,727,570
Repayments	(1,068,614)	(2,168,436)
Balance, ending	$4,609,418	$5,063,941

Note 15. Preferred Stock and Warrant

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

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) beginning on January 30, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus and accrued and unpaid dividends) if (i) the Company has raised aggregate gross proceeds in one or more qualified equity offerings (as defined in the purchase agreement with Treasury) of at least $2.85 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. Pursuant to the American Reinvestment and Recovery Act of 2009, the Company may also redeem the Series A Preferred Stock with the consent of Federal Reserve.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock (including the payment of the cash dividends in excess of the Company’s current quarterly cash dividend of $0.105 per share) and on the Company’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Company to certain of the executive compensation limitations included in the EESA until such time as Treasury no longer owns any debt or equity securities acquired through the Capital Purchase Program. Refer to Note 22 for further discussion on the discontinuation of dividends.

Note 16. Stock Dividend

On June 13, 2008, the Company issued 122,425 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of May 30, 2008. As a result of the stock dividend, common stock was increased by $153 thousand, surplus was increased by $1.8 million, and retained earnings was decreased by $2.0 million. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect this stock dividend.  No stock dividends were issued in 2009.

Note 17. Stock Option Plan

The Company has a Stock Plan that provides for the grant of Stock Options up to a maximum of 341,196 shares of common stock of which 185,389 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years. All shares reported have been restated for the 5% stock dividend in 2008.

The following table presents a summary of options under the Plan at December 31, 2009:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	49,230	$14.04
Granted	-	-
Exercised	-	-
Forfeited	(27,441)	11.51
Outstanding at end of year	21,789	17.23	$-
Options exercisable at year-end	21,789	$17.23	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.52 $11.12 - $12.53 $15.21 - $24.81	2,458 4,924 14,407	0.04 years 2.55 years 3.97 years	$7.52 $11.53 $20.83	2,458 4,924 14,407	$7.52 $11.53 $20.83

No options were exercised in 2009.

Note 18.  (Loss) Earnings Per Common Share

The following data show the amounts used in computing (loss) earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
(Loss) income available to common stockholders
used in basic EPS	$(9,756,009)	$(9,624,714)	$3,988,711

Weighted average number of common
shares used in basic EPS	2,606,162	2,579,812	2,553,760

Effect of dilutive securities:
Stock options	–	–	29,892

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,606,162	2,579,812	2,583,652

All shares reported have been restated for the 5% stock dividend distributed in June 2008. For 2009 and 2008, stock options for 21,789 and 49,230 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 19. Regulatory Matters

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company and Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as such, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$31,649	9.23%	$27,435	8.00%	N/A
Central Virginia Bank	30,248	8.83%	27,396	8.00%	$34,245	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	27,285	7.96%	13,718	4.00%	N/A
Central Virginia Bank	25,884	7.56%	13,698	4.00%	$20,547	6.00%

Tier I Capital (to Average Assets)
Consolidated	27,285	5.76%	18,934	4.00%	N/A
Central Virginia Bank	25,884	5.49%	18,870	4.00%	$23,587	5.00%

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 35,140	9.19%	$ 30,587	8.00%	N/A
Central Virginia Bank	40,595	10.64%	30,524	8.00%	$ 38,155	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	31,344	8.20%	15,294	4.00%	N/A
Central Virginia Bank	36,799	9.64%	15,262	4.00%	22,893	6.00%

Tier I Capital (to Average Assets)
Consolidated	31,344	6.55%	19,141	4.00%	N/A
Central Virginia Bank	36,799	7.72%	19,070	4.00%	23,838	5.00%

Because our total risk-based capital ratio was below 10% as of December 31, 2009, we are considered to be only “adequately capitalized” under the regulatory framework for prompt corrective action.  Similarly, the Bank is considered to be “adequately capitalized” under applicable regulations.  Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.

On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well-capitalized”.   The rule, which became effective on January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions.  On December 4, 2009, the FDIC issued a Financial Institution Letter, FIL-69-2009, which requires institutions that are not well-capitalized to request a determination from the FDIC whether they are operating in an area where rates paid on deposits are higher than the national rate.  The Financial Institution Letter allows the institutions that submit determination requests by December 31, 2009 to follow the national rate for local customers by March 1, 2010, if determined not to be operating in a high rate area.  Regardless of the determination, institutions must use the national rate caps to determine conformance for all deposits outside the market area beginning January 1, 2010.

Although there can be no assurance that we will be successful, the Board and management will make their utmost efforts to raise sufficient capital to regain “well-capitalized” status at all levels, and we are continuing to explore options for raising additional capital.

Note 20. Fair Value Measurements

As required by FASB ASC Topic 820,  the Company must record fair value adjustments to certain assets and liabilities required to be measured at fair value and to determine fair value disclosures. Topic 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 820-10-35 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1 -	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 -
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 -	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or substantially similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008:

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$122,965,676	$ -	$122,965,676	$ -

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$140,854,918	$ -	$140,854,918	$ -

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Other real estate owned:  Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBA loan certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$ 7,219,266	$ -	$ 7,219,266	$ -

Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$ 2,987,834	$ -	$ 2,987,834	$ -

ASC 820-10-50 “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

The following methods and assumptions were used by the Company and subsidiary in estimating the fair value of financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

Investment securities (including mortgage-backed securities):  Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable or substantially similar instruments.

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

FHLB borrowings:  The fair value of FHLB borrowings is estimated by discounting its future cash flows using net rates offered for similar borrowings.

Capital trust preferred securities:  The carrying amount of the capital trust preferred securities approximates their fair values.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities at December 31, 2009 and 2008:

	2009		2008
	Dollars in 000’s		Dollars in 000’s
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$8,010	$8,010	$6,565	$6,565
Federal funds sold	4,493	4,493	-	-
Securities available for sale	122,966	122,966	140,855	140,855
Securities held to maturity	4,441	4,526	5,087	5,114

Loans held for sale	2,143	2,143	1,102	1,102
Loans, net	281,490	289,738	289,609	298,411
Accrued interest receivable	2,415	2,415	2,808	2,808

Financial liabilities:
Demand and variable rate deposits	155,350	155,350	126,421	126,421
Certificates of deposit	230,177	233,287	221,542	230,832
Federal funds purchased and
securities sold under repurchase
agreements	2,707	2,707	43,302	43,302
FHLB borrowings	50,000	53,255	59,500	59,590
Short-term borrowings	-	-	7,000	7,000
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	574	574	646	646

At December 31, 2009 and 2008, the Company had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 21. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., are presented below.

BALANCE SHEETS
	December 31,
Assets	2009	2008
Cash	$188,364	$317,795
Investment in subsidiary	29,802,841	30,738,452
Securities available for sale, at fair value	1,157,196	1,103,875
Accrued interest receivable	5,053	8,105
Other assets	313,997	296,102
	$31,467,451	$32,464,329
Liabilities
Capital trust preferred securities	$5,155,000	$5,155,000
Short-term borrowings	-	7,000,000
Accrued interest payable	-	1,167
Other liabilities	93,400	-
	5,248,400	12,156,167
Stockholders' Equity
Preferred stock	11,385,000	-
Common stock	3,272,932	3,245,275
Surplus	16,893,243	16,870,988
Retained earnings	261,269	10,380,523
Common stock warrant	411,947	-
Discount on preferred stock	(344,939)	-
Accumulated other comprehensive (loss), net	(5,660,401)	(10,188,624)
Total stockholders’ equity	26,219,051	20,308,162
Total liabilities and stockholders’ equity	$31,467,451	$32,464,329

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2009	2008	2007
Income:
Dividends received from subsidiary	$-	$1,015,000	$2,115,000
Equity (deficit) in undistributed earnings (loss) of subsidiary	(8,930,158)	(10,225,902)	2,242,806
Dividend income	77,966	36,788	32,872
Net realized gains on sale of securities available for sale	2,623	-	3,600
Gain (loss) on valuation of swap agreement	-	-	(27,447)
Gain (loss) on sale of assets	-	-	(1,932)
Income (expense) on swap agreement	-	-	33,777
Other income	775	1,301	1,375
	(8,848,794)	(9,172,813)	4,400,051
Expenses:
Operating expenses	142,595	254,901	188,900
Interest expense	305,169	436,728	414,414
	447,764	691,629	603,314
(Loss) income before income taxes	(9,296,558)	(9,864,442)	3,796,737

Income tax (benefit)	(130,951)	(239,728)	(191,974)
Net (loss) income	$(9,165,607)	$(9,624,714)	$3,988,711
Effective dividend on preferred stock	590,402	-	-
Net (loss) income available to common shareholders	$(9,756,009)	$(9,624,714)	$3,988,711

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net (loss) income	$(9,165,607)	$(9,624,714)	$3,988,711
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Undistributed (earnings) deficit of subsidiary	8,930,158	10,225,902	(2,242,806)
Deferred income taxes	(100,719)	(15,096)	-
Accretion on securities	5,391	(807)	-
Amortization of trust preferred origination cost	-	20,625	22,500
(Gain) loss on valuation of Swap Agreement	-	-	27,447
Loss on write-down of securities	-	44,400	-
Realized (gain) on sales of securities available for sale	(2,623)	-	(3,600)
Realized (gain) loss on sale of assets	-	-	1,932
(Increase) decrease in other assets:
Accrued interest receivable	3,052	(8,105)	-
Other assets	505,926	(60,575)	(57,898)
Increase in other liabilities:
Accrued interest payable	(1,167)	1,167	-
Other liabilities	169,182	-	-
Net cash provided by operating activities	343,593	582,797	1,736,286

Cash Flows From Investing Activities
Proceeds from sales and calls of securities available for sale	1,020,875	-	120,000
Purchase of securities available for sale	(1,540,172)	(775,000)	(76,875)
Capital investment in subsidiary bank	(3,502,000)	(6,000,000)	-
Proceeds from sale of assets	-	-	112,525
Net cash (used in) provided by investing activities	(4,021,297)	(6,775,000)	155,650

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	11,348,189	-	-
Net proceeds (repayment) from short-term borrowings	(7,000,000)	7,000,000	-
Net proceeds from issuance of common stock	86,723	273,650	445,948
Payment for fractional shares of common stock	-	(4,691)	-
Dividends paid on preferred stock	(450,657)	-	-
Dividends paid on common stock	(435,982)	(1,640,509)	(1,751,165)
Net cash provided by (used in) financing activities	3,548,273	5,628,450	(1,305,217)
(Decrease) increase in cash	(129,431)	(563,753)	586,719
Cash, beginning	317,795	881,548	294,829
Cash, ending	$188,364	$317,795	$881,548

Note 22. Subsequent Events

On February 12, 2010, the Company notified the U.S. Department of the Treasury that pursuant to Section 3(b) of the Certificate of Designations for the $11,385,000 Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (CUSIP 155792989), the Board of Directors of Central Virginia Bankshares, Inc. determined that the payment of the quarterly cash dividend of $142,312.50 due on February 16, 2010, and subsequent quarterly payments on such preferred stock should be deferred.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5,155,000 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, effective March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: April 15, 2010	By:	/s/ Ralph Larry Lyons
Ralph Larry Lyons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2010	/s/ Ralph Larry Lyons
Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
April 15, 2010	/s/ Charles F. Catlett, III
Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
April 15, 2010	/s/ Thomas R. Thornton, Jr.
Thomas R. Thornton, Jr. Vice President (Principal Accounting Officer)
April 15, 2010
John B. Larus Director
April 15, 2010	/s/ Elwood C. May
Elwood C. May Secretary of the Board of Directors

April 15, 2010	/s/ James T. Napier
James T. Napier Chairman of the Board of Directors
April 15, 2010
Kemper W. Baker, Jr. Director
April 15, 2010
Roseleen P. Rick Director
April 15, 2010	/s/ William C. Sprouse, Jr.
William C. Sprouse, Jr. Director
April 15, 2010	/s/ Phoebe P. Zarnegar
Phoebe P. Zarnegar Director
April 15, 2010	/s/ Clarke C. Jones
Clarke C. Jones Director

EXHIBITS INDEX

Item No.	Description

3.1
Amended and Restated Articles of Incorporation, as amended January 27, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

3.3	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 200
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
4.2
Specimen of Registrant’s Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

4.3
Warrant to Purchase Shares of Common Stock, dated January 30, 2009 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.1	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.2
Letter Agreement, dated as of January 30, 2009, by and between Central Virginia Bankshares, Inc. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.3
Form of Waiver agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.4
Form of Consent agreement between the Senior Executive Officers and Central Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2009).

10.5
Employment Agreement, dated as of February 17, 2009, by and between Central Virginia Bankshares, Inc. and Ralph Larry Lyons (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2009).

10.6
Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Charles F. Catlett, III (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009).

10.7
Change of Control Agreement dated as of April 21, 2009, by and between Central Virginia Bankshares, Inc. and Leslie S. Cundiff (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	TARP Certification of Chief Executive Officer (filed herewith).
99.2	TARP Certification of Chief Financial Officer (filed herewith).