Form 10-K/A
period 2009-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2010-04-30
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

At April 25, 2010 there were 2,620,437 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

EXPLANATORY NOTE

Central Virginia Bankshares, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (originally filed with the Securities and Exchange Commission on April 15, 2010) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”). This Form 10-K/A includes the items required in Part III, which the Company previously expected to incorporate by reference to its definitive proxy statement for the 2010 annual meeting of shareholders.  The Company had previously disclosed that it expected to hold its annual meeting of shareholders on May 25, 2010; however, the Company currently expects that it will hold its annual meeting of shareholders on or about June 23, 2010.

TABLE OF CONTENTS

PART III

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The Board of Directors

           Our Articles of Incorporation and Bylaws provide that the Board shall fix the number of directors of the Company and that such directors shall be divided into three classes as nearly equal in number as possible. Currently, the number of directors is fixed at nine.

           The members of each class are to be elected for a term of three years and until their successors are elected and qualified.  One class of directors is to be elected annually. The following table sets forth the names of the current directors, the class to which they belong and the years in which their terms of office will expire:

Class C 2010	Class B 2011	Class A 2012
Kemper W. Baker	Ralph Larry Lyons	Elwood C. May
John B. Larus	Roseleen P. Rick	Clarke C. Jones
James T. Napier	William C. Sprouse, Jr.	Phoebe P. Zarnegar

Certain information, including age and principal occupation, regarding each director is set forth below.  The year shown for initial election as a director represents the year in which the nominee or continuing director was first elected to the Board or previously to the Board of Directors of Central Virginia Bank, our wholly-owned subsidiary (the “Bank”).  Unless otherwise indicated, the business experience and principal occupations shown for each nominee or continuing director has extended five or more years.  In addition, the following information presents the particular experience, qualifications, attributes or skills that led the board to conclude that the person should serve as a director for the Bank.

Kemper W. Baker, 65, was appointed as a director in June 2006.

Mr. Baker, an economist, currently teaches economics and finance classes at Virginia Commonwealth University and Longwood University; he formerly served as Vice President of the Federal Reserve Bank of Richmond until his retirement in June 2004. Mr. Baker, at the time of his retirement, oversaw government, media, bank, community and public relations throughout the Fifth Federal Reserve District as Special Assistant to the President of the Federal Reserve Bank of Richmond. Mr. Baker’s banking and regulatory experience with the Federal Reserve Bank of Richmond, as well as his knowledge of economics makes him well qualified to serve as a director of the Company.

Clarke C. Jones, 61, was appointed as a director in May 2008.

Mr. Jones, a retired executive, is currently freelance professional writer. Mr. Jones was President, until 2007, of Scaffolding Solutions, LLC of Richmond Virginia. Prior to then, he had a thirty-one year career with Saunders Oil Company in Richmond Virginia culminating in 2001 as its Executive Vice President. Mr. Jones’ background as an executive of an Oil company and his management experience and leadership abilities provide him the qualifications to serve as a director of the Company.

John B. Larus, 81, has been a director since 1973.

Mr. Larus serves as Chairman Emeritus of the Board and the Board of Directors of the Bank. He is the retired managing partner of Stony Point Estates, a land development company. Mr. Larus’ experience as one of the original organizing directors coupled with his extensive tenure as a director of the Company make him well suited to continue as a member of the board of directors.

Ralph Larry Lyons, 61, has been a director since 1983.

Mr. Lyons is President and Chief Executive Officer of the Company and the Bank and Vice Chairman of the Board. Mr. Lyons’ long service as President and CEO of the bank make him qualified to serve as a director of the Company.

Elwood C. May, 69, has been a director since 1973.

Mr. May serves as Secretary of the Board of Directors of the Company. He is the retired owner/operator of Flatrock Hardware, Inc., a hardware retailer located in Powhatan, Virginia. Mr. May’s experience as one of the original organizing directors, his experience as a small business owner, and his service as a community leader provide the qualifications to serve as an effective director of the Company.

James T. Napier, 57, has been a director since 1997.

Mr. Napier serves as the Chairman of the Board. He is President of Napier, Realtors ERA which has its main office in Chesterfield County and has branch offices serving Powhatan, Hanover and Henrico Counties and the City of Richmond.  Mr. Napier has been President of the firm since 1991 and has been involved in the real estate business since 1976. Mr. Napier’s experience in real estate sales, his knowledge of real estate in general and his experience as the President of a real estate company provide him the leadership skills and attributes desired to serve as a director of the Company.

Roseleen P. Rick, 68, has been a director since May 2005.
Ms. Rick is an attorney and retired partner at Troutman Sanders, LLP, a law firm in Richmond, Virginia, where she served as the leader of the Multifamily Housing Practice Group. Ms. Rick, with her experience as a practicing attorney dealing with multi-family housing transactions and real estate generally, make her uniquely qualified to serve as a director of the Company.

William C. Sprouse, Jr., 56, has been a director since May 2005.
Mr. Sprouse is President of E. B. Sprouse Co. and Cumberland Building Supply, Inc., one of the largest private businesses in Cumberland County, Virginia. Mr. Sprouse is an experienced President and CEO of a small business and who is well known as a leader in his community, and therefore well qualified to serve as a director of the Company.

Phoebe P. Zarnegar, 63, has been a director since May 2005.
Ms. Zarnegar is a CPA and the principal of the firm Farrell & Zarnegar, Certified Public Accountants. Mrs. Zarnegar, as an active CPA, has an extensive background in accounting and tax. This experience makes her very well qualified to serve as a director of the Company.

Executive Officers Who Are Not Directors

           Charles F. Catlett, III, 61, is Senior Vice President and Chief Financial Officer.  Prior to joining the Company in December 1999, he was President of Franklin Financial Associates, L.L.C. for two years. Prior to establishing Franklin Financial Associates, he was Senior Vice President and Group Manager of Wachovia Bank, the successor by merger in 1997 to Central Fidelity National Bank, where he served in several senior management capacities in the Investments, Management Accounting, Corporate Accounting and Internal Audit departments since 1973. Mr. Catlett has over 36 years of banking experience.

           Leslie S. Cundiff, 61, is Senior Vice President and Senior Credit Officer. Prior to joining us in March 2004, she was Senior Vice President and Statewide Site Manager for the Business Lending Group of Wachovia Bank, the successor by merger in 2001 to First Union.  Mrs. Cundiff has over 23 years experience in the commercial lending areas of portfolio risk management, credit underwriting, loan approval, client marketing, and relationship management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and any persons who own more than 10% of the outstanding shares of Common Stock, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of Common Stock.  Directors and executive officers are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.  Based solely on review of the copies of such reports furnished to us or written representation that no other reports were required, we believe that, during the 2009 year, all directors, executive officers and beneficial owners of more than 10% of the Common Stock have filed with the SEC on a timely basis all reports required to be filed under Section 16(a), except Phoebe P. Zarnegar inadvertently filed a late report on Form 4 covering the acquisition of Common Stock in February 2009 and Clarke C. Jones inadvertently filed a late report on Form 4 covering the disposal of Common Stock in December 2009.

Code of Business Conduct and Ethics

           The Executive Committee of the Board has approved a Code of Business Conduct and Ethics for directors, officers and all employees of the Company and its subsidiaries.  The Code addresses such topics as compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest.  A copy of the Code is posted on our website at www.centralvabank.com.  Printed copies of the Code are available to any shareholder upon written request to the Secretary, P.O. Box 39, Powhatan, Virginia 23139-0039.

Audit Committee

The Board has a standing Audit Committee.  The Audit Committee is chaired by Ms. Zarnegar and includes Messrs. May, Sprouse, and Napier. The Board has not currently designated an “audit committee financial expert.” However, the current members of the Audit Committee have the ability to understand financial statements and generally accepted accounting principles, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, an understanding of internal controls and procedures for financial reporting and an understanding of audit committee functions. The Board, therefore, believes that the members of the Audit Committee have the skills and experience needed to ensure that the Committee properly fulfills its duties and responsibilities.

Part 11.                      Executive Compensation.

Annual Compensation of Executive Officers

           In the tables and discussion below, we summarize the compensation earned during 2009 by (1) our chief executive officer and (2) our two most highly compensated executive officers other than our chief executive officer, collectively referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	All Other Compensation(3) ($)	Total ($)
Ralph Larry Lyons	2009	224,744	0	35,888	260,632
President & Chief	2008	224,744	0	53,381	278,125
Executive Officer

Charles F. Catlett, III	2009	143,000	0	9,284	152,284
Senior Vice President &	2008	143,000	0	18,469	161,469
Chief Financial Officer

Leslie S. Cundiff	2009	137,800	0	9,988	147,788
Senior Vice President &	2008	137,800	4,000	12,046	153,846
Senior Credit Officer

(1)	Salary is the base regular pay.
(2)	Reflects the bonus in the year earned, and paid.
(3)	Represents all other types of cash, non-cash, or imputed income not includable in the other columns above for the years 2009 and 2008 respectively for:

Mr. Lyons: directors fees of $17,500 and $18,125; value of a Company provided automobile $4,100 and $4,100; taxable fringe benefits associated with group insurance and split dollar insurance arrangements of $5,048 and $12,549; our match of $8,990 and $8,960 on contributions to the 401K plan; profit sharing contribution of $0 and $7,866 by us based on 0% and 3.5% of eligible wages; and supplemental pay for ATM response, weekend work and other after-hour availability of $250 and $1,781.

Mr. Catlett: taxable fringe benefits associated with group insurance and split dollar insurance arrangements of $2,314 and $2,338; our match of $5,720 and $5,720 on contributions to the 401K plan; profit sharing contribution of $0 and $5,005 by us based on 0% and 3.5% of eligible wages; and supplemental pay for ATM response, weekend work and other after-hour availability of $1,250 and $5,406.

Ms Cundiff: taxable fringe benefits associated with group insurance and split dollar insurance arrangements of $4,900 and $4,392; our match of $5,088 and $4,082 on contributions to the 401K plan; profit sharing contribution of $0 and $4,823 by us based on 0% and 3.5% of eligible wages.

Our executive compensation program consists of base salaries and annual cash incentive payments in the form of annual bonuses.  In 2006, our shareholders approved the 2006 Stock Incentive Plan, which permits the grant of stock options, stock appreciation rights, stock awards, performance stock awards, incentive awards and stock units.  No grants were made under the 2006 Stock Incentive Plan in 2009 or 2008.

Employment Agreement

On February 17, 2009, we entered into an Employment Agreement with Mr. Lyons.  The term of the Agreement will continue until February 17, 2012, unless it is terminated earlier in accordance with its provisions. Beginning on February 17, 2012 and each February 17 thereafter, the term of the Agreement will automatically extend for successive one-year terms, unless 90 days notice of non-renewal is provided or employment otherwise terminates under the Agreement. The Agreement provides for an initial base salary of $224,744 per year. Mr. Lyons also is eligible to participate in any of the Company’s long-term or short-term incentive plans, pursuant to the annual bonus metrics set by the Company’s Compensation Committee and employee benefit plans and programs for which he is or will be eligible.

     The Agreement provides for the termination of Mr. Lyons’s employment by the Company without “cause” and termination by him for “good reason” (as those terms are defined in the Agreement). Termination under either of these circumstances will entitle Mr. Lyons to receive the following: his salary earned through the date of termination to the extent not theretofore paid; continuation of his salary for a period of eighteen months from the date of termination; his then current benefits under group health and dental plans for eighteen months from the date of termination; and any earned long-term or short-term incentive payments to the extent not theretofore paid.

Mr. Lyons will not be entitled to any such compensation or benefits if he breaches any of the covenants in the Agreement relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-competition and non-solicitation covenants continue generally for a period of eighteen months following the last day of Mr. Lyons’s employment. He will also not be entitled to any compensation or other benefits under the Agreement, other than unpaid salary, if his employment is terminated for cause or for other than good reason.

If Mr. Lyons is terminated without cause or resigns for good reason within three years following a “change of control” (as defined in the Agreement), he will be entitled to the following: annual salary at the rate in effect immediately prior to termination; any earned and unpaid incentive or bonus compensation; the product of his annual bonus for the most recently completed year and a fraction, the numerator of which is the number of days in the current year through the date of termination, and the denominator of which is 365; any benefits or awards which pursuant to any plans, policies or programs have been earned or become payable, but which have not yet been paid; an amount equal to 2.0 times the sum of Mr. Lyons’s salary at the rate in effect immediately prior to termination and his average bonus for the two most recently completed years; and his then current benefits under group health and dental plans for eighteen months from the date of termination.

The severance and change in control payments disclosed above are limited by the statutes and regulations that apply to the Company as a consequence of the Company’s participation in TARP. These limitations will only apply so long as the Treasury’s investment in our preferred stock remains outstanding. For further discussion, see “TARP Executive Compensation Standards.”

Change of Control Agreements

On April 21, 2009, we entered into Change of Control Agreements with Charles F. Catlett, III and Leslie S. Cundiff.  The agreements provide that within three years following a “change of control” (as defined in the agreements), the employee’s position, authority, duties and responsibilities will be at least commensurate with those held prior to the change of control and will be performed at the location where the employee was employed immediately preceding the control of control or the Company’s headquarters if within 35 miles of such location. The agreements also provide that, within three years following a change of control, the employee’s annual base salary will be at least equal to his or her salary prior to the change of control, and the employee will have the opportunity to earn annual and other incentives generally applicable to peer employees of the Company, but in no event less favorable than such opportunity prior to the change of control.

If the employee is terminated without cause or resigns for good reason within three years following a “change of control,” he or she will be entitled to the following:

•	annual salary at the rate in effect immediately prior to termination;
•	any earned and unpaid incentive or bonus compensation;
•
the product of his annual bonus for the most recently completed year and a fraction, the numerator of which is the number of days in the current year through the date of termination, and the denominator of which is 365;

•	any benefits or awards which pursuant to any plans, policies or programs have been earned or become payable, but which have not yet been paid;
•	an amount equal to 2.0 times the sum of the Employee’s salary at the rate in effect immediately prior to termination and his average bonus for the two most recently completed years; and
•	continuation of their then current benefits under group health and dental plans for thirty six months from the date of termination.

The change of control payments disclosed above are limited by the statutes and regulations that apply to the Company as a consequence of the Company’s participation in TARP. These limitations will only apply so long as the Treasury’s investment in our preferred stock remains outstanding. For further discussion, see “TARP Executive Compensation Standards.”

Outstanding Equity Awards at Fiscal Year-End 2009

           In the table below, we list information on the holdings of unexercised stock options as of December 31, 2009 for each of the named executive officers.

	Option Awards
Name(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ralph Larry Lyons	1,276	11.53	7/16/2012
	868	15.21	4/29/2013
	579	15.21	4/29/2013
	1,103	24.81	7/1/2014

Charles F. Catlett, III	1,216	7.52	1/11/2010
	730	11.53	7/16/2012
	522	15.21	4/29/2013
	348	15.21	4/29/2013
	827	24.81	7/1/2014
                     ___________
(1) Ms. Cundiff had no outstanding equity awards at fiscal year-end 2009.

Defined Contribution and Supplemental Retirement Plans

           We provide additional compensation to our executive officers through various plans which are also available to all or some of our employees.  The Compensation Committee oversees these plans, which are described below.

           Defined Contribution Plans.  We have a qualified Defined Contribution Plan that provides benefits to all employees meeting the criteria of the ERISA laws, which is the majority of our employees.  The Plan has two major components: profit sharing and 401(K). The employee participants are 100% vested upon entrance into the Plan.

•
Profit Sharing - Under the profit sharing segment, which is determined based on annual profits, all eligible employees receive a percentage of their base compensation. This amount is directly deposited to the employees’ individual retirement account.  For 2009, the Board of Directors did not award a contribution to the profit sharing segment and thus, no contributions were made to the segment.

•
401(k) Plan - We have a 401(K) Plan where we will match 100% of the first 3% and 50% of the next 2% of every participant’s pre-tax contributions. Over 86% of our employees contribute to the 401(k) Plan. The Company’s matching contribution was $160,194 in 2009 for all participating employees.

           Supplemental Executive Retirement Agreement.  We have a non-qualified Supplemental Executive Retirement Agreement with each of the named executive officers as well as five other senior officers. Participation is only through selection by and approval of the Board. There are no contributions by the participants. The participants vest in their accrued benefit over an eight year period unless there is a change in control, at which time all participants, if not already 100% vested, become 100% vested in the amount then accrued by us. The agreements provide for an annual benefit upon retirement at age 65, equal to 25% of the participant’s final compensation, to be paid over a fifteen year period. Early retirement is permitted at age 60 or 62 with a reduction in the amount paid based on the number of years preceding age 65 the participant retires.

Potential Payments Upon Termination or Change of Control

           We have no agreements, plans or arrangements, except as set forth in “Employment Agreements,” “Change of Control Agreements” and “Defined Contribution and Supplemental Retirement Plans” above, that provide for payments to a named executive officer at, following, or in connection with the termination of that named executive officer or a change of control of the Company or the Bank.

TARP Executive Compensation Standards

In January 2009, the Company elected to participate in the United States Department of the Treasury’s Capital Purchase Program, commonly known as “TARP”.  The Company issued 11,385 shares of preferred stock and a warrant to purchase 263,542 shares of our common stock at a price of $6.48 per share to the Treasury in return for $11,385,000.

           As a result of participating in the program, the Company is subject to certain executive compensation and corporate governance requirements under section 111 of the Emergency Economic Stabilization Act of 2008, as implemented by Treasury regulations. Those requirements apply to certain of our executive officers and employees, including Ralph Larry Lyons, Charles F. Catlett, III and Leslie S. Cundiff (the “SEOs”).  Those requirements include:

•	Prohibiting the payment of any severance payments to our SEOs and next five most highly compensated employees;
•
Prohibiting the payment or accrual of any bonus payment to Mr. Lyons, our most highly compensated employee, except for (i) an award of long-term restricted stock with a value not exceeding one-third of his annual compensation and (ii) a payment contractually required to be paid and to which he had a legally binding right as of February 11, 2009;

•
Subjecting our SEOs and our next twenty most highly compensated officers to recovery of any bonus or incentive compensation paid to them where the payment was later found to have been based on statements of earnings, gains, or other criteria which prove to be materially inaccurate; and

•	Limiting the Company’s tax deduction for compensation paid to any SEO of $500,000 annually.

In addition, the regulations generally require the Compensation Committee to meet at least every six months with the Company’s senior risk officers to evaluate compensation plans to ensure that these plans do not encourage unnecessary and excessive risk taking that threaten the value of the Company, to consider ways to limit those risks, and to evaluate these plans to ensure that they do not encourage the manipulation of reported earnings.

           Subject to consultation with the appropriate federal banking agency, we are permitted to repay any assistance previously provided to us under TARP at any time.  If we choose to repay our TARP assistance, we would no longer be subject to these executive compensation restrictions.

Director Compensation in 2009

           As compensation for his or her service to us, each member of the Board receives a monthly retainer fee of $1,250. Fees for attendance at various committee meetings are $1,050 for the Audit Committee and $350 for the Nominating & Corporate Governance Committee and the Compensation Committee.

           The following table shows the compensation earned by each of the non-employee directors during 2009.

Name	Fees Earned or Paid in Cash ($)	Total ($)
James T. Napier	22,750	22,750
John B. Larus	16,250	16,250
Kemper W. Baker, Jr.	19,250	19,250
Clarke C. Jones	16,250	16,250
Elwood C. May	22,750	22,750
Roseleen P. Rick	18,550	18,550
W.C. Sprouse, Jr.	22,750	22,750
Phoebe P. Zarnegar	22,750	22,750

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters.

Equity Compensation Plan Information

           The following table sets forth information as of December 31, 2009, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders
1998 Stock Incentive Plan	21,789	$17.23	--
2006 Stock Incentive Plan	--	--	185,389
Equity Compensation Plans Not Approved by Shareholders(2)	--	--	--
___________________________
(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	All of our equity compensation plans have been approved by our shareholders.

Security Ownership of Management

           The following table sets forth information as of April 25, 2010, regarding the beneficial ownership of Common Stock by all directors and nominees, each of the named executive officers and by all directors and executive officers as a group.  For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which, in general, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security or if he has the right to acquire beneficial ownership of the security within 60 days.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Kemper W. Baker (6)	933	*
Charles F. Catlett, III	12,061	*
Leslie S. Cundiff	1,195	*
Clarke C. Jones	6,291	*
John B. Larus (3)	52,272	2.00%
Ralph Larry Lyons (4)	45,894	1.75%
Elwood C. May (5)	19,979	*
James T. Napier	2,550	*
Roseleen P. Rick	1,388	*
William C. Sprouse, Jr.	2,276	*
Phoebe P. Zarnegar	2,094	*
All present executive officers and directors as a group (11 persons)	146,933	5.59%

    *Less than one percent (1%)
____________________

(1)  Amounts include the following shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 25, 2010:  Mr. Catlett —2,427; Mr. Lyons —3,826.
(2)  Based on 2,620,437 shares of Common Stock issued and outstanding on April 25, 2010.
(3)Includes 14,585 shares owned by Mr. Larus’ wife.
(4)  Includes 7,150 shares owned by Mr. Lyons and his wife as joint tenants, and 5,500 shares owned by his wife.
(5)   Includes 5,629 shares owned by Mr. May and his wife as joint tenants.
(6)  Includes 548 shares owned by Mr. Baker's wife.

Security Ownership of Certain Beneficial Owners

           Management of the Company is not aware of any person or group, as that term is used in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of our outstanding common stock as of April 25, 2010.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Board has a procedure for review and approval of transactions involving us and “related persons” (directors, director nominees, executive officers, shareholders owning five percent or more of our outstanding common stock or the immediate family members of any of these persons).  The procedure covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant Securities and Exchange Commission’s rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).  The procedure generally requires that related person transactions be approved by the Board or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in our best interest. In considering the transaction, the Board or committee will consider all relevant factors, including as applicable, our business rationale for entering into the transaction and the fairness of the transaction to us.  In instances where the transaction is subject to renewal or if we have the right to terminate the relationship, the Board or relevant committee will periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for us to amend or terminate the transaction.

           Some of our directors and officers, and some of the corporations and firms with which these individuals are associated, are customers of the Bank in the ordinary course of business and may be indebted to the Bank with respect to loans.  It is also anticipated that some of the persons, corporations and firms will continue to be customers of, and indebted to, the Bank on a similar basis in the future.  All loans extended to such persons, corporations and firms were made in the ordinary course of business, did not involve more than normal collection risk or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral as those prevailing at the same time for comparable Bank transactions with unaffiliated persons.  No such loan at December 31, 2009 was non-accruing, past due or restructured.  At December 31, 2009, the aggregate amount of loans outstanding to all directors and officers of the Bank and members of their immediate families, and corporations and firms with which these individuals are associated, was approximately $4,609,418.

    During fiscal year 2009, we did not have any other transactions with related persons within the meaning of Item 404(a) of Regulation S-K.

Independence of the Directors

The Board has determined that the following eight individuals of its nine current members are independent as defined by the listing standards of The Nasdaq Stock Market, Inc.: Messrs. Baker, Jones, Larus, May, Napier, and Sprouse and Mmes. Rick and Zarnegar. In reaching this conclusion, the Board considered that the Company and the Bank conduct business with companies of which certain members of the Board or members of their immediate families are or were directors or officers.  See “Certain Relationships and Related Transactions.”

Item 14.                      Principal Accounting Fees and Services.

Yount, Hyde & Barbour, P.C. audited our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008.  The following information is furnished with respect to fees billed for professional services rendered to us by Yount, Hyde & Barbour, P.C. for the fiscal years ended December 31, 2008 and 2007.

Fees of Independent Public Accountants

Audit Fees

           The aggregate fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, billed by Yount, Hyde & Barbour, P.C., and for their review of the financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $133,900 for 2009 and $79,285 for 2008.

Audit Related Fees

The aggregate fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above by Yount, Hyde & Barbour, P.C. for the fiscal years ended December 31, 2009 and 2008 were $27,564 and $17,500, respectively.  During 2009 and 2008, such services included the audit of the Bank’s defined contribution plan, as well as the automated clearing house functions (EastPay) of the Bank, research and consultation concerning financial accounting and reporting standards, and consultation related to other than temporary impairment securities.

Tax Fees

There were no tax fees billed to us by Yount, Hyde & Barbour, P.C. for the fiscal years ended December 31, 2009 or 2008.

All Other Fees

There were no other fees billed to us by Yount, Hyde & Barbour, P.C. for the fiscal years ended December 31, 2009 or 2008.

Pre-Approved Services

           All audit related services, tax services and other services, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by Yount, Hyde & Barbour, P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: April 30, 2010                                                                                          By:           /s/Ralph Larry Lyons
             Ralph Larry Lyons
             President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2010	/s/Ralph Larry Lyons
Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
April 30, 2010	/s/Charles F. Catlett, III
Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
April 30, 2010	/s/Thomas R. Thornton, Jr.
Thomas R. Thornton, Jr. Vice President (Principal Accounting Officer)

John B. Larus Director
April 30, 2010	/s/Elwood C. May
Elwood C. May Secretary of the Board of Directors

James T. Napier Chairman of the Board of Directors
April 30, 2010	/s/Kemper W. Baker, Jr.
Kemper W. Baker, Jr. Director

April 30, 2010	/s/Roseleen P. Rick
Roseleen P. Rick Director
April 30, 2010	/s/William C. Sprouse, Jr.
William C. Sprouse, Jr. Director
April 30, 2010	/s/Phoebe P. Zarnegar
Phoebe P. Zarnegar Director
April 30, 2010	/s/Clarke C. Jones
Clarke C. Jones Director

EXHIBITS INDEX

Item No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).