Form 10-K/A
period 2009-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2010-05-17
CIK 804561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Central Virginia Bankshares, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (originally filed with the Securities and Exchange Commission on April 15, 2010 and amended on April 30, 2010) as set forth in this Annual Report on Form 10-K/A (Amendment No. 2) (the “Amendment No. 2”).  Subsequent to December 31, 2009 and in connection with an examination by our primary regulator, management completed a loan by loan impairment analysis of adversely classified loans.  This analysis resulted in an increase of impaired loans and related valuation allowance at December 31, 2009 to $53,084,640 and $6,629,570, respectively, from previously reported amounts of $12,495,516 and $3,136,230, respectively.  The total of these loans was appropriately included in the calculation of our loan loss allowance in our consolidated balance sheet at December 31, 2009 and in our provision for loan losses in our consolidated statement of income for the year ended December 31, 2009.  However, we inadvertently failed to adjust our footnote disclosure for these subsequently identified impaired loans.  Accordingly, we have adjusted the impaired loan tables in Notes 3 and 20 to our financial statements to properly reflect the correct impaired loan balance at December 31, 2009.  In addition, we have revised Note 22 to our financial statements to identify these adjustments as a subsequent event.  No adjustments were required to our financial statements or loss per share calculation.  We also have concluded that the controls in place relating to the footnote disclosure were not properly designed to provide reasonable assurance that these impaired loans would be properly disclosed in the footnotes to the financial statements, and that this was a material weakness in internal control over financial reporting.  Accordingly, we have revised “Item 9A – Controls and Procedures” to reflect this material weakness in internal control over financial reporting.

No other information in the Form 10-K for the fiscal year ended December 31, 2009, is being amended by this Amendment No. 2, and this amendment continues to speak as of the period ending date in the original filing of the Form 10-K.  For convenience, the entire Annual Report on Form 10-K for the fiscal year ended December 31, 2009 has been re-filed in this Amendment No. 2.  Pursuant to SEC Rule 12b-15, in connection with this filing, we have filed updated Exhibits 31.1, 31.2, and 32.1.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	8

ITEM 1B.	UNRESOLVED STAFF COMMENTS	13

ITEM 2.	PROPERTIES	13

ITEM 3.	LEGAL PROCEEDINGS	13

ITEM 4.	(REMOVED AND RESERVED)	13

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	14

ITEM 6.	SELECTED FINANCIAL DATA	15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	15

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	32

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	35

ITEM 9A.	CONTROLS AND PROCEDURES	36

ITEM 9B.	OTHER INFORMATION	36

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	37

ITEM 11.	EXECUTIVE COMPENSATION	40

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	46

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	47

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	47

PART I

ITEM 1.	BUSINESS

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

Evaluation of Controls and Procedures

We carried out an evaluation, as required by Exchange Act Rule 13a-15(b), under the supervision of and the participation with our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, which included consideration of the filing of our Form 10-K on April 15, 2010. Our evaluation concluded that a portion of loans that were classified by our primary regulator in the preliminary report of their examination received in January 2010 were impaired in accordance with ASC Topic 310 Receivables.  We properly made the necessary adjustments to our allowance for loan loss and our provision expense.  Our consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flow are stated correctly as of December 31, 2009.  However, we concluded that we made an error in Footnote 3 –Loans and allowance for loan losses and Footnote 20 – Fair Value involving the disclosure of impaired loans.  We inadvertently did not update the December 31, 2009 amounts for the subsequently identified impaired loans.  Management has concluded that the controls in place relating to the footnote disclosure were not properly designed to provide reasonable assurance that these impaired loans would be properly disclosed in the footnotes to the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

We have subsequently reviewed and evaluated our internal control procedures and the design of those control procedures relating to the disclosure of impaired loans and have made changes to the processes for gathering information for footnote disclosure.  Our remediation changes include additional review procedures over the determination of impaired loans.  In addition, we have changed the workflow of the procedures between our lending department and accounting department to properly identify and disclose impaired loans.  We have implemented these changes.

Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2009, the Company did not maintain effective controls over footnote disclosure of impaired loans. This resulted in the correction of an error in our footnote disclosure to our Form 10-K filed April 15, 2010. Accordingly, management has concluded that the ineffective control over the disclosure of impaired loans constitutes a material weakness as of December 31, 2009.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 because of the effect of the material weakness described above.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, as described above, subsequent to the original filing, management identified a material weakness as of December 31, 2009 and implemented remedial measures to the Company’s processes for gathering information for footnote disclosure.

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

ITEM 11.           Executive Compensation.

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

If the employee is terminated without cause or resigns for good reason within three years following a “change of control,” he or she will be entitled to the following:

●	annual salary at the rate in effect immediately prior to termination;
●	any earned and unpaid incentive or bonus compensation;
●
the product of his annual bonus for the most recently completed year and a fraction, the numerator of which is the number of days in the current year through the date of termination, and the denominator of which is 365;

●	any benefits or awards which pursuant to any plans, policies or programs have been earned or become payable, but which have not yet been paid;
●	an amount equal to 2.0 times the sum of the Employee’s salary at the rate in effect immediately prior to termination and his average bonus for the two most recently completed years; and
●	continuation of their then current benefits under group health and dental plans for thirty six months from the date of termination.

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

●
Profit Sharing - Under the profit sharing segment, which is determined based on annual profits, all eligible employees receive a percentage of their base compensation. This amount is directly deposited to the employees’ individual retirement account.  For 2009, the Board of Directors did not award a contribution to the profit sharing segment and thus, no contributions were made to the segment.

●
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

           As a result of participating in the program, the Company is subject to certain executive compensation and corporate governance requirements under section 111 of the Emergency Economic Stabilization Act of 2008, as implemented by Treasury regulations. Those requirements apply to certain of our executive officers and employees, including Ralph Larry Lyons, Charles F. Catlett, III and Leslie S. Cundiff (the “SEOs”).  Those requirements include:

·	Prohibiting the payment of any severance payments to our SEOs and next five most highly compensated employees;
·
Prohibiting the payment or accrual of any bonus payment to Mr. Lyons, our most highly compensated employee, except for (i) an award of long-term restricted stock with a value not exceeding one-third of his annual compensation and (ii) a payment contractually required to be paid and to which he had a legally binding right as of February 11, 2009;

·
Subjecting our SEOs and our next twenty most highly compensated officers to recovery of any bonus or incentive compensation paid to them where the payment was later found to have been based on statements of earnings, gains, or other criteria which prove to be materially inaccurate; and

·	Limiting the Company’s tax deduction for compensation paid to any SEO of $500,000 annually.

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
(3)   Includes 14,585 shares owned by Mr. Larus’ wife.
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

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form 10-K filed with the SEC on April 15, 2010).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	TARP Certification of Chief Executive Officer (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form 10-K filed with the SEC on April 15, 2010).
99.2	TARP Certification of Chief Financial Officer (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form 10-K filed with the SEC on April 15, 2010).

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Central Virginia Bankshares, Inc.
Powhatan, Virginia

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 22 to the consolidated financial statements, impaired loans, disclosed in Note 3 and Note 20, have been revised to include the results of management’s loan by loan impairment analysis subsequent to December 31, 2009.  Amounts previously reported have accordingly been restated.

We were not engaged to examine management's assessment of the effectiveness of Central Virginia Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
April 15, 2010, except for Note 22 to
   which the date is May 17, 2010

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

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Balance, beginning	$3,796,458	$2,912,082	$2,889,496
Provision charged to operations	9,511,808	1,250,000	180,000
Loans charged off	(2,530,910)	(428,110)	(222,527)
Recoveries	36,252	62,486	65,113
Balance, ending	$10,813,608	$3,796,458	$2,912,082

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2009 and 2008:

	2009	2008
Impaired loans without a valuation allowance	$21,978,565	$4,649,709
Impaired loans with a valuation allowance	31,106,075	4,121,208
Total impaired loans	$53,084,640	$8,770,917
Valuation allowance related to impaired loans	$6,629,570	$1,133,374
Total nonaccrual loans (including impaired loans)	$21,654,603	$10,422,032
Total loans past-due ninety days or more and still accruing	$2,176,797	$1,175,189

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$24,476,505	$-	$24,476,505	$-
Other Real Estate Owned	$3,574,864	$-	$3,574,864

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$2,987,834	$-	$2,987,834	$-
Other Real Estate Owned	$1,172,972	$-	$1,172,972

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

Subsequent to December 31, 2009, Management completed their loan by loan impairment analysis of adversely classified loans.  This analysis resulted in an increase of impaired loans and related valuation allowance to $53,084,640 and $6,629,570, respectively, from previously reported amounts of $12,495,516 and $3,136,230, respectively.  Accordingly, impaired loan disclosures in Note 3 and Note 20 have been revised to reflect these adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: May 17, 2010	By:	/s/ Ralph Larry Lyons
Ralph Larry Lyons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 17, 2010	/s/ Ralph Larry Lyons
Ralph Larry Lyons President and Chief Executive Officer; Director (Principal Executive Officer)
May 17, 2010	/s/ Charles F. Catlett, III
Charles F. Catlett, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
May 17, 2010	/s/ Robert B. Eastep
Robert B. Eastep Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 17, 2010	/s/ John B. Larus
John B. Larus Director
May 17, 2010	/s/ Elwood C. May
Elwood C. May Secretary of the Board of Directors

May 17, 2010	/s/ James T. Napier
James T. Napier Chairman of the Board of Directors
May 17, 2010	/s/ Kemper W. Baker, Jr.
Kemper W. Baker, Jr. Director
May 17, 2010	/s/ Roseleen P. Rick
Roseleen P. Rick Director
May 17, 2010	/s/ William C. Sprouse, Jr.
William C. Sprouse, Jr. Director
May 17, 2010	/s/ Phoebe P. Zarnegar
Phoebe P. Zarnegar Director
May 17, 2010	/s/ Clarke C. Jones
Clarke C. Jones Director

EXHIBITS INDEX

Item No.	Description

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

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Form 10-K filed with the SEC on April 15, 2010).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	TARP Certification of Chief Executive Officer (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form 10-K filed with the SEC on April 15, 2010).
99.2	TARP Certification of Chief Financial Officer (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form 10-K filed with the SEC on April 15, 2010).