Form 10-Q
period 2010-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2010-05-17
CIK 804561

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common stock, par value $1.25	2,620,437

CENTRAL VIRGINIA BANKSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information		Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2010 (Unaudited) and December 31, 2009	3

	Consolidated Statements of Income – Three Months
	Ended March 31, 2010 and 2009 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity - Three
	Months Ended March 31, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows - Three
	Months Ended March 31, 2010 and 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements -
	March 31, 2010 and 2009 (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	36

Part II. Other Information

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3	Defaults Upon Senior Securities	37

Item 4	Removed and Reserved	37

Item 5	Other Information	37

Item 6	Exhibits	37

PART I
FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Dollars in thousands except share amounts)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$6,493	$8,010
Federal funds sold	18,312	4,493
Total cash and cash equivalents	24,805	12,503

Securities available for sale at fair value	114,642	122,966
Securities held to maturity at amortized cost (fair value 2010 - $4,220 ; 2009 - $4,526)	4,140	4,441
Total securities	118,782	127,407
Mortgage and SBA loans held for sale	464	2,143
Loans, net of unearned income	289,346	292,304
Less allowance for loan losses	(10,493)	(10,814)
Net loans	278,853	281,490
Bank premises and equipment, net	9,071	9,230
Accrued interest receivable	2,250	2,415
Deferred income taxes	11,623	12,588
Other real estate owned, net of valuation allowance of $125 and $0, respectively	3,339	3,575
Other assets	21,887	21,873
Total assets	$471,074	$473,224

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$35,899	$37,460
Interest bearing demand deposits and NOW accounts	86,293	84,464
Savings deposits	37,170	33,425
Time deposits, $100,000 and over	72,838	74,230
Other time deposits	148,724	155,947
Total deposits	380,924	385,526

Securities sold under repurchase agreements	3,176	2,707
FHLB borrowings	50,000	50,000
Capital trust preferred securities	5,155	5,155
Accrued interest payable	677	574
Other liabilities	3,169	3,043
Total liabilities	$443,101	$447,005
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 shares issued and outstanding	$11,385	$11,385
Common stock, $1.25 par value; 6,000,000 shares authorized; 2,602,134
and 2,596,220 shares issued and outstanding, respectively	3,275	3,273
Common stock warrant	412	412
Discount on preferred stock	(327)	(345)
Surplus	16,898	16,893
Retained earnings	188	261
Accumulated other comprehensive loss, net	(3,858)	(5,660)
Total stockholders’ equity	27,973	26,219
Total liabilities and stockholders’ equity	$471,074	$473,224

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010		2009
Interest income:
Interest and fees on loans		$4,179	$4,343
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations		967	1,173
States and political subdivisions		163	199
Corporate and other		321	745
Interest on federal funds sold		8	6
Total interest income		5,638	6,466

Interest expense:
Interest on deposits		2,073	2,698
Interest on borrowings:
Securities sold under repurchase agreements		8	84
FHLB borrowings		415	495
Short term borrowings		-	116
Capital trust preferred securities		39	54
Total interest expense		2,535	3,447
Net interest income		3,103	3,019
Provision for loan losses		315	375
Net interest income after provision for loan losses		2,788	2,644
Non-interest income
Deposit fees and charges		434	411
Other service charges, commission and fees		206	187
Increase in cash surrender value of life insurance		99	114
Realized gains on available for sale securities		41	172
Other operating income		111	64
Total non-interest income		891	948
Non-interest expense:
Salaries and benefits		1,522	1,675
Occupancy expenses		316	303
Furniture and equipment expenses		180	196
FDIC insurance expense		226	71
Loss on securities write-down (1)		76	153
Loss on devaluation of other real estate owned		410	-
Other operating expenses		877	835
Total non-interest expenses		3,607	3,233
Income before income taxes		72	359
Income tax (benefit) expense		(15)	98
Net income		$87	$261
Effective dividends accrued on preferred stock		161	109
Net (loss) income available to common stockholders’		$(74)	$152
(Loss) earnings per common share, basic	$	( .03)	$.06
(Loss) earnings per common share, diluted	$	( .03)	$.06
(1) Total of other-than-temporary impairment losses on securities in the three months ended March 31, 2010 is $2.36 million of which $2.28 million has been recognized in other comprehensive loss, and impairment losses of $76 thousand has been recognized in earnings in the three months ended March 31, 2010.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Stockholders Equity (dollars in thousands, except share amounts) For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$ -	$ 3,245	$ 16,871	$ 10,380	$ -	$ -	$(10,189)	$ -	$ 20,307
Comprehensive loss:
Net loss	-	-	-	261	-	-		261	261
Other comprehensive income, net of tax:									-
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $2,378	-	-	-	-	-	-	(4,624)	(4,624)	(4,624)
Reclassification adjustment for gains on securities available for sale included in net income, net of deferred income taxes of $59	-	-	-	-	-	-	(113)	(113)	(113)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $52	-	-	-	-	-	-	101	101	101
Total comprehensive loss								$ (4,375)
Issuance of 11,385 shares of preferred stock	11,385	-	(17)		412	(412)			11,368
Issuance of 5,914 common shares pursuant to dividend reinvestment plan	-	7	16						23
Accretion of preferred stock discount	-	-	-	(12)	-	12			-
Dividends paid and accumulated on preferred stock	-	-	-						-
Cash dividends declared, $.0525 per share	-	-	-	(136)	-	-	-		(136)
Balance, March 31, 2009	$ 11,385	$ 3,252	$ 16,870	$ 10,493	$ 412	$ (400)	$(14,825)	$ -	$ 27,187

Balance, December 31, 2009	$ 11,385	$ 3,273	$ 16,893	$ 261	$ 412	$ (345)	$ (5,660)	$ -	$ 26,219
Comprehensive income:
Net income	-	-	-	87	-			87	87
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes of $916	-	-	-	-	-		1,779	1,779	1,779
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $26							50	50	50
Reclassification adjustment for gains on securities available for sale included in net income, net of deferred income taxes of $14	-	-	-	-	-		(27)	(27)	(27)
Total comprehensive income								$ 1,889
Accretion of preferred stock discount	-		-	(18)	-	18	-		-
Dividends paid and accumulated on preferred stock	-	-	-	(142)	-	-	-		(142)
Issuance of 2,091 shares of common stock pursuant to dividend reinvestment plan	-	2	5	-	-	-	-		7
Balance, March 31, 2010	$ 11,385	$ 3,275	$ 16,898	$ 188	$ 412	$ (327)	$ (3,858)	$ -	$ 27,973

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(amounts in thousands except share amounts)
(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net Income	$87	$261
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	184	202
Deferred income taxes	(37)	(87)
Provision for loan losses	315	375
Amortization and accretion on securities, net	91	36
Realized gains on available for sale securities	(41)	(172)
Loss on write-down in value of OREO	410	-
Loss on write-down of other than temporary impairment of securities	76	153
Increase in cash surrender value of life insurance	(99)	(114)
Change in operating assets and liabilities:
Decrease (increase) in assets:
Mortgage and SBA loans held for sale	1,679	561
Accrued interest receivable	165	(374)
Other assets	182	(1,804)
(Decrease) increase in liabilities:
Accrued interest payable and other liabilities	(9)	169
Net cash provided by (used in) operating activities	3,003	(794)

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	315	-
Proceeds from calls and maturities of securities available for sale	16,978	23,783
Proceeds from sales of securities available for sale	12,035	3,039
Purchase of securities available for sale	(18,091)	(38,159)
Proceeds from the sale of OREO	305	-
Net decrease (increase) in loans made to customers	1,904	(4,136)
Net purchases of premises and equipment	(21)	(8)
Net cash provided by (used in) investing activities	13,425	(15,481)

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	4,013	14,383
Net (decrease) increase in time deposits	(8,615)	10,865
Net increase (decrease) in securities sold under repurchase agreements	469	(7,030)
Net proceeds from short term loan	-	(7,000)
Net proceeds from issuance of preferred stock	-	11,367
Net proceeds from issuance of common stock	7	24
Dividends paid	-	(136)
Net cash (used in) provided by financing activities	(4,126)	22,473

Increase in cash and cash equivalents	$12,302	$6,198
Cash and cash equivalents:
Beginning	12,503	6,565
Ending	$24,805	$12,763

Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$2,432	$3,448
Income taxes	-	100
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available for sale, net	$1,802	$(7,025)
Loans transferred to other real estate owned	$477	$2,080

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

Note 1.  Basis of Presentation

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I.  All significant intercompany transactions and balances have been eliminated in consolidation.  ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155 thousand at March 31, 2010.  The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.  When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Central Virginia Bankshares, Inc. (consolidated).  When we refer to “Central Virginia Bank” or “the Bank”, we mean Central Virginia Bank (subsidiary).

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In the our opinion, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, and December 31, 2009, the results of operations, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2010 and 2009.  The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2009.  The results of operations for the three month period ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on our financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-1, Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in Earnings per Share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  We have evaluated this Update and do not believe it will have a material impact on our financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-05, Fair Value Measurements and Disclosures (Topic 820).  The Update provides amendments to Subtopic 820-10 that require new disclosures that require the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer.  In addition, the reporting entity should present separately information about purchases, sales, issuances and settlements of fair value measurements using significant unobservable inputs (Level 3).  This Update also provides clarification of existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We have evaluated this Update and have adopted the provisions of the Update that are applicable.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, Technical Corrections to Various Topics.  ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on our financial statements.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  This Update provides amendments to Subtopic 855-10 that requires a filer with the Securities Exchange Commission (“SEC”) to evaluate subsequent events through the date that the financial statements are filed in addition to various other definitional clarifications.  All of the amendments in this Update are effective upon issuance of this Update.  We have evaluated this Update and have evaluated all subsequent events through the issuance of our financial statements included here within this Form 10-Q for the quarter ended March 31, 2010.

In March 2010, FASB issued ASU No. 2010-11. Derivatives and hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.  This Update provides amendments to Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives for certain credit derivative features transferring credit risk in the form of subordination of one financial instrument to another.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  We have evaluated this Update and do not believe it will have a material impact on our financial statements because we do not currently have embedded credit derivatives.

Note 2.  Securities

Securities Available for Sale
Carrying amounts and approximate fair values of our securities available for sale at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010 (Unaudited)
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$242	$-	$(10)	$232
U.S. government agencies & corporations	72,672	433	(484)	72,621
Bank eligible preferred and equities	2,577	221	(482)	2,316
Mortgage-backed securities	18,492	269	(57)	18,704
Corporate and other debt	19,791	85	(5,873)	14,003
States and political subdivisions	6,714	146	(94)	6,766
	$120,488	$1,154	$(7,000)	$114,642

	December 31, 2009
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury securities	$242	$-	$(10)	$232
U.S. government agencies & corporations	81,234	134	(2,469)	78,899
Bank eligible preferred and equities	2,577	212	(550)	2,239
Mortgage-backed securities	15,086	222	(96)	15,212
Corporate and other debt	23,684	56	(6,066)	17,674
States and political subdivisions	8,719	146	(155)	8,710
	$131,542	$770	$(9,346)	$122,966

The following table sets forth our securities classified as available for sale with unrealized losses for less than twelve months and twelve months or longer at March 31, 2010 and December 31, 2009.

	March 31, 2010 (Unaudited)
(Dollars in 000’s)	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. Treasury securities	$232	$(10)	$-	$-	$232	$(10)
U.S. Treasury securities	$232	$(10)	$-	$-	$232	$(10)
U.S. government agencies & corporations	28,582	(347)	4,973	(137)	33,555	(484)
Bank eligible preferred and equities	-	-	1,987	(482)	1,987	(482)
Mortgage-backed securities	4,920	(57)	-	-	4,920	(57)
Corporate and other debt	-	-	11,767	(5,873)	11,767	(5,873)
States and political subdivisions	-	-	1,387	(94)	1,387	(94)
	$33,734	$(414)	$20,114	$(6,586)	$53,848	$(7,000)

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U.S. Treasury securities	$232	$(10)	$-	$-	$232	$(10)
U.S. government agencies & corporations	54,835	(1,758)	12,662	(710)	67,497	(2,468)
Bank eligible preferred and equities	129	(21)	1,847	(529)	1,976	(550)
Mortgage-backed securities	5,654	(96)	-	-	5,654	(96)
Corporate and other debt	3,331	(868)	12,045	(5,198)	15,376	(6,066)
States and political subdivisions	-	-	3,423	(156)	3,423	(156)
	$64,181	$(2,753)	$29,977	$(6,593)	$94,158	$(9,346)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors.  Of the securities in a net unrealized loss position longer than 12 months as of March 31, 2010, $5.9 million of the total $6.6 million unrealized loss is in the corporate and other debt category where we have a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues.  Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value.  While this is not considered a permanent condition, we cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered by us in our evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that we can recover substantially our entire investment in the securities within a reasonable period of time, the impairment is considered temporary. After such an analysis, we decided to record an Other Than

Temporary Impairment (OTTI) related to a CDO security investment of $76 thousand, net of tax of $26 thousand, during the first quarter of 2010.

Securities Held to Maturity

Carrying amounts and approximate market value of our securities classified as held to maturity at March 31, 2010 and December 31, 2009 are as follows:

(Dollars in 000’s)	March 31, 2010 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$4,140	$80	$-	$4,220

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$4,441	$85	$-	$4,526

The following table sets forth our securities classified as held to maturity with unrealized losses for less than twelve months and twelve months or longer at March 31, 20010 and December 31, 2009.

	March 31, 2010 (Unaudited)
(Dollars in 000’s)	Less than twelve months		Twelve months or longer		Total
Securities Held to Maturity	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

States and political subdivisions	$4,410	$ -	$ -	$ -	$ 4,410	$ -

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Held to Maturity
States and political subdivisions	$4,441	$ -	$ -	$ -	$4,441	$ -

As of March 31, 2010, we had seven pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $1.2 million and an other-than-temporary impairment loss of $9.2 million, of which $2.3 million was recognized in other comprehensive loss and $6.8 million which was recognized in earnings. The following table provides further information on these seven securities as of March 31, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL II	Mez	Ca	$2,310	$644	$1,666	$120,700	38.9%	-44.7%	BROKEN	$290	$1,376
PreTSL XII	B-3	Ca	2,011	501	1,510	234,600	30.7%	-34.0%	BROKEN	730	780
PreTSL XVI	D	NR	1,553	-	1,553	182,700	31.7%	-38.6%	BROKEN	-	1,553
PreTSL XXIII	D-1	NR	1,000	-	1,000	318,500	22.9%	-12.7%	BROKEN	-	1,000
ALESC 6A	D-1	Ca	1,035	-	1,035	114,251	18.2%	-25.76%	BROKEN	-	1,035

SLOSO 2007	A3F	C	1,000	-	1,000	140,000	26.6%	-15.7%	BROKEN	-	1,000
Reg Div Fund	Senior	Ca	1,497	101	1,396	30,500	13.3%	-6.0%	BROKEN	1,319	77
Tot			$10,406	$1,246	$9,160					$2,339	$6,821

As of March 31, 2010, we had three pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.7 million. The following table provides further information on these securities as of March 31, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Gain)/Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXIII	C-2	C	$522	$140	$382	$318,500	22.9%	-12.7%	BROKEN	$382	$-
i-PreTSL III	B-3	B2	1,500	955	545	38,400	11.2%	9.05%	29,315	545	-
i-PreTSL IV	B-2	Ba2	1,000	596	404	13,000	4.2%	8.8%	26,473	404	-
Tot			$3,022	$1,691	$1,331					$1,331	$-

(1) Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are otherwise the same and senior to the class we own. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those we own.

(2) A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.

(3) Pre-tax.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.6 million at March 31, 2010.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

Quarter ending March 31, 2010
Balance, December 31, 2009	$25,645
Additions:
Initial credit impairments	-
Subsequent credit impairments	76

Balance, end of period	$25,721

Available for Sale Securities with an amortized cost of $7.3 million and $6.1 million and a market value of $7.4 million and $6.0 million and Held to Maturity Securities with an amortized cost of $2.8 million and $2.6 million and a market value of $2.9 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

Note 3.  Loans and allowance for loan losses

Major classifications of our loans as of March 31, 2010 and December 31, 2009 are summarized as follows:

(Dollars in 000’s)	March 31, 2010 (Unaudited)	December 31, 2009
Commercial	$60,256	$67,780
Real Estate:
Mortgage	129,018	126,868
Home equity	21,728	21,309
Construction	70,511	67,961
Total real estate	221,257	216,138

Bank cards	973	1,018
Installment	6,880	7,392
	289,366	292,328
Less unearned income	(20)	(24)
Loans, net of unearned income	$289,346	$292,304
Allowance for loan losses	(10,493)	(10,814)
Loans, net	$278,853	$281,490

The following summarizes activity in our allowance for loan losses:

(Dollars in 000’s)	March 31, 2010	December 31, 2009	March 31, 2009
Beginning Balance	$10,814	$3,796	$3,796
Recoveries credited to allowance	11	37	21
Loans charged off	(647)	(2,531)	(321)
Provision for loan losses	315	9,512	375
Ending balance	$10,493	$10,814	$3,873

The following is a summary of information pertaining to our impaired and nonaccrual loans at March 31, 2010 and December 31, 2009:

(Dollars in 000’s)	March 31, 2010 (Unaudited)	December 31, 2009
Impaired loans without a valuation allowance	$22,136	$21,978
Impaired loans with a valuation allowance	29,567	31,106
Total impaired loans	$51,703	$53,084
Valuation allowance related to impaired loans	$5,934	$6,630
Total nonaccrual loans	$24,799	$21,655
Total loans past-due ninety days or more and still accruing	$881	$2,177

The following is a summary of the average investment in our impaired loans and interest income recognized on impaired loans for the quarter ended March 31, 2010 and 2009:

(Dollars in 000’s)	March 31, 2010	March 31, 2009
Average investment in impaired loans	$52,394	$9,612
Interest income recognized on impaired loans	$510	$23

No additional funds are committed to be advanced in connection with our impaired loans.

Impaired loans include loans that are on non-accrual but may also include loans that on performing and paying per the terms on the loan agreement.  We have identified these loans as impaired because the fair value of the collateral supporting the loan may be less than the loan amount even though the loan is current.  At the time that the loan becomes ninety days past due, we will put the loan on non-accrual.

Note 4.  FHLB and Other Borrowings

Our borrowings from the Federal Home Loan Bank of Atlanta, Georgia (“FHLB”), are secured by qualifying first mortgage loans and certain securities.  Our borrowings consist of the following:

(Dollars in 000’s)	March 31, 2010 (Unaudited)	December 31, 2009
Fixed rate borrowings with interest rates ranging from 2.99% to 4.57% (1)	$40,000	$40,000
Overnight daily rate credit borrowings pre-payable daily at Bank’s option, maturity March 31, 2010 and December 31, 2009, interest adjusted daily, 0.36% at March 31, 2010 and 0.45% at December 31, 2009	10,000	10,000
Total FHLB Borrowings	$50,000	$50,000
(1)   Interest on fixed rate FHLB borrowings are due quarterly with principal due and payable periodically from June 29, 2011 to July 24, 2017.

The contractual maturities of our FHLB advances as of March 31, 2010 are as follows:

(Dollars in 000’s)	March 31, 2010 (Unaudited)
Due in 2010	$10,000
Due in 2011	-
Due in 2012	15,000
Due in 2013	5,000
Due in 2014	5,000
Thereafter	15,000
$50,000

Other borrowings: Securities sold under agreements to repurchase amounted to $2.0 million and $1.0 million at March 31, 2010 and December 31, 2009, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.2 million and $2.0 million at March 31, 2010 and December 31, 2009, respectively. The rates of interest were 0.75% and 0.75%, respectively at the same time periods. Repurchase agreements for customers total $1.1 million at March 31, 2010 and $1.7 million at December 31, 2009. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million at March 31, 2010 and $1.0 million at December 31, 2009. Interest rates of 0.35% and 0.35% were paid on these borrowings at the same time periods respectively.

Borrowing facilities: We have entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of March 31, 2010 total $127.6 million, of which $77.6 million remains available to borrow. The total amount of borrowing facilities at December 31, 2009, was approximately $128.8 million with $78.8 million available to borrow.

Note 5.  Stock-Based Compensation

We have a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 341,196 shares of common stock of which 157,948 shares have not been issued.  This Plan was adopted to foster and promote our long-term growth and financial success by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to participate in our future success and to align their interests with ours.  The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.  We have not issued new options, and no expense has been recognized since 2007.

The following table presents a summary of our options under the Plan at March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2009	21,789	$17.23	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	(2,458)	7.52	-
Options outstanding, March 31, 2010	19,331	18.46	$-
Options exercisable, March 31, 2010	19,331	18.46	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  This amount changes based on changes in the market value of our common stock.

Information pertaining to our options outstanding at March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$11.53 $15.21-$24.81	4,924 14,407	2.54 years 4.02 years	$11.53 20.83	4,924 14,407	11.53 20.83

Note 6.  Fair Value Measurements

As required by FASB ASC Topic 820, we must record fair value adjustments to certain assets and liabilities required to be measured at fair value and to determine fair value disclosures. Topic 820 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ASC 820-10-35 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1:	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2:
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3:	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by us to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

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

The following table presents the balances of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in 000’s)	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
A
Available-for-sale securities	$114,642	$-	$114,642	$-

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in 000’s)	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
A
Available-for-sale securities	$122,966	$-	$122,966	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by us to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Other real estate owned:  Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by us and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBS certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, we record any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of us using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

The following table summarizes our financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2010
		Quoted Prices
		in Active	Significant
(Dollars in 000’s)		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets: Impaired Loans, net of valuation allowance	$23,633	$-	$23,633	$-
Other real estate owned, net of valuation allowance	$3,339	$-	$3,339	$-

		Carrying value at December 31, 2009
		Quoted Prices
		in Active	Significant
(Dollars in 000’s)		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets: Impaired Loans, net of valuation allowance	$24,476	$-	$24,476	$-
Other real estate owned, net of valuation allowance	$3,575	$-	$3,575	$-

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

The following is a summary of the carrying amounts and estimated fair values of our financial assets and liabilities at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Dollars in 000’s		Dollars in 000’s
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,493	$6,493	$8,010	$8,010
Federal funds sold	18,312	18,312	4,493	4,493
Securities available for sale	114,642	114,642	122,966	122,966
Securities held to maturity	4,140	4,220	4,441	4,526

Loans held for sale	464	464	2,143	2,143
Loans, net	278,853	279,144	281,490	289,738
Accrued interest receivable	2,250	2,250	2,415	2,415

Financial liabilities:
Demand and variable rate deposits	159,362	159,362	155,350	155,350
Certificates of deposit	221,562	224,255	230,177	233,287
Securities sold under repurchase
agreements	3,176	3,176	2,707	2,707
FHLB borrowings	50,000	52,982	50,000	53,255
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	677	677	574	574

At March 31, 2010 and December 31, 2009, we had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 7.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the three months ended March 31, 2010 and 2009:

(Dollars in 000’s)	March 31, 2010	March 31, 2009
Advertising and public relations	$41	$49
Taxes and licenses	62	67
Legal and professional fees	78	74
Consulting fees	83	67
Outsourced data processing fees	137	92
Other	476	486
Total other operating expenses	$877	$835

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q for the quarter ended March 31, 2010, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report, and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.

EXECUTIVE SUMMARY

The Company and the Bank. Central Virginia Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on March 7, 1986, solely to acquire all of the issued and outstanding shares of Central Virginia Bank (the “Bank”). The Bank was incorporated on June 1, 1972 under the laws of the Commonwealth of Virginia and, since opening for business on September 17, 1973, its main and administrative office had been located on U.S. Route 60 at Flat Rock, in Powhatan County, Virginia.  When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Central Virginia Bankshares, Inc. (consolidated).  When we refer to “Central Virginia Bank” or “the Bank”, we mean Central Virginia Bank (subsidiary).

Our website is www.centralvabank.com and contains information relating to it and its business. We make available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange

Commission. Copies of the Company’s Audit Committee Charter, Nominating Committee Charter, Compensation Committee Charter and Code of Conduct are included on our website and are available to the public.

Principal Market Area. Our primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties.  Our present intention is to continue its activities in its current market area which it considers to be an attractive and desirable area in which to operate.

Banking Services. Our principal business is to attract deposits and to loan or invest those deposits on profitable terms. We engage in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. We offer all traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking, and debit cards.  In addition, we offer other ancillary services such as the sales of non-deposit investment products through a partnership with Infinex, Inc. a registered broker-dealer an member of FINRA and SIPC.  We make term loans, both alone and in conjunction with other banks or governmental agencies. We also offer other related services, such as ATMs, travelers’ checks, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services. Our lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area.

Our plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. As our primary service area continues to shift from rural to suburban in nature, we will compete aggressively for customers through its traditional personal service and hours of operation. We will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed. Consistent with its focus on providing community based financial services, we do not plan to diversify our loan portfolio geographically by making significant loans outside of its primary service area. While we and our borrowers are directly affected by the economic conditions and the prevailing real estate market in the area, we are better able to monitor the financial condition of our borrowers by concentrating our lending activities in our primary service area. We will continue to evaluate the feasibility of entering into other markets as opportunities become available.

Recent Regulatory Developments.  As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we expect to enter into a written agreement with the Bureau of Financial Institutions and the Federal Reserve by the end of the second quarter of 2010.  We do not know the exact contents of the written agreement at this time, but we expect that it will require us to establish and submit the following to the Federal Reserve:

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

Summary Results

For the quarter ended March 31, 2010, we reported earnings of $87 thousand. This compares to earnings of $261 thousand in the quarter ended March 31, 2009.  The decline in net income is $174 thousand or 66.7% when compared to earnings in the first quarter of 2009.  The decrease is the result primarily due to increased FDIC insurance premiums and non-cash valuation write-downs of other real estate owned (“OREO”).   Reported net income, net of $161 thousand in accrued dividends and accretion of discount on preferred stock, resulted in a net loss available to common shareholders of $74 thousand.  Basic and diluted (loss)/earnings per share decreased $0.09 to ($0.03) for the quarter ended March 31, 2010 from $0.06 for the comparable period 2009.  The return on average assets for the first quarter 2010 was 0.07% versus 0.21% for the first quarter of 2009. The return on shareholders’ equity was 1.28% compared to 3.93% in the first quarter of 2009.

Revenue, the sum of net interest income and noninterest income, of $4.0 million in first quarter 2010 was flat compared with first quarter 2009.  Our net interest margin improved to 2.90% in the first quarter 2010 compared to 2.62% for the first quarter 2009.  Our efficiency ratio of 88.7% for first quarter of 2010 was higher than our efficiency ratio of 79.7% for the first quarter 2009.  The largest contributor to this increase was flat net interest income, with growth in non-controllable expenses such as FDIC insurance expense and OREO valuation adjustments, so we hope to see this ratio decline as the effect of expense control procedures manifests itself in future quarters.

We continued to maintain a strong balance sheet. Our allowance for loan losses was $10.5 million at
March 31, 2010, compared with $10.8 million at December 31, 2009, and we believe was adequate for losses inherent in the loan portfolio at March 31, 2010, including both performing and non-performing loans.  At March 2010, total assets declined $2.2 million or 0.5% to $471.1 million from $473.2 million at December 31, 2009.  We continue to reduce our liabilities as total liabilities at March 31, 2010 declined $4.0 million or 0.8% to $443.1 million from $447.0 million at December 31, 2009.  Total stockholders’ equity increased $1.8 million to $28.0 million at March 31, 2010 from $26.2 million at December 31, 2009.

Our financial results included the following:

Our net interest income in the first quarter 2010 was $3.1 million. The continuing low interest rate environment helped our net interest margin in the first quarter 2010, resulting in a net interest margin of 2.90%. Total interest income for the quarter was $5.6 million while total interest expense was $2.5 million. Interest income was lower by 12.8% from a year earlier due to a reduction in investment securities of $31 million compared to the first quarter of 2009 and lost earnings from having $31 million in non-performing assets; however our interest expense declined by 26.5% from the prior year’s first quarter due to lower interest rates on deposits, and the reduction of $43 million in borrowings from the first quarter 2009.

Non-interest income of $891 thousand decreased 6%, or $57 thousand from the prior year’s first quarter total of $948 thousand. This decrease was due primarily to a decline in our realized gains on the sale of securities available for sale offset by increasing deposit, bank card and secondary mortgage market loan fees.

Total non-interest expense for the first quarter 2010 was $3.6 million, an increase of 11.6 % or $374 thousand as compared to $3.2 million last year. The increase was due primarily to increased FDIC insurance expense and loss recorded on the devaluation of OREO properties offset somewhat by lower salary and benefit expense.

We are continuing our efforts towards reducing all controllable expenses while increasing categories of non-interest income. We want to reduce expense growth, in future periods.

During the first quarter 2010, $315 thousand was added to the allowance for loan losses, compared to the first quarter 2009, when $375 thousand was added to the allowance. We believe that at 3.63% of total loans, the reserve should be generally sufficient to absorb any potential future losses. However, we will adjust our reserves in response to changes in the market and our reserve percentage may change. The allowance for loan losses now represents 33.6% of quarter-end non-performing assets, compared to 20.6% in the first quarter of the prior year. During the first quarter we also established a valuation reserve for other real estate totaling $410 thousand. The total of other real estate declined by $236 thousand from the preceding quarter.

CRITICAL ACCOUNTING POLICIES

General
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we may use historical loss factors as one of the many factors and estimates utilized in determining the inherent losses that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would affect our transactions could change

Allowance for loan losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when we believe we will not be able to fully collect on the loan.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by us and is based upon our periodic review of the performance of our loans.  We look at the historical experience and the nature and volume of our loan portfolio. Additionally, we look at macro and micro economic events and adverse situations that may affect the borrower’s ability to repay. Using various valuation techniques such as appraisals and discounted cash flow analysis we estimate the value of any underlying collateral.  We have a loan loss allowance model that assists us in properly determining the adequate reserve on our loan portfolio.  The results of this model are approved monthly by our Chief Executive and Chief Financial officers..  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Our allowance consists of specific, general and unallocated components.  The specific component relates to loans that we classified as doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for various qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  We consider certain factors in determining impairment including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired.  We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Our net interest income was $3.1 million for the first quarter of 2010, compared to $3.0 million for the first quarter of 2009, an increase of $0.1 million or 3.3%.  Our fully tax equivalent (FTE) net interest income in the first quarter of 2010 was $3.2 million, an increase of $0.1 million or 3.2% versus $3.1 million in 2009.

Our net interest margin is a measure of our net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. Our net interest margin for the first quarter of 2010 was 2.90% compared to 2.62% in 2009.  Our increase in net interest margin was due primarily to a reduction in our higher interest cost borrowings and a reduction in our time deposits.

We continue to be asset sensitive.  This means that as our assets are more sensitive to short-term changes in interest rates than our deposits.  Many of our loans are tied to prime or other indices and have re-priced downward faster than the interest rates we pay on our deposits and other funding sources.  This has resulted in compression of our net interest margin. We have allowed the higher rate retail deposits, primarily certificate of deposits, to mature and we have replaced this funding source with variable rate overnight borrowings or other short-term interest paying deposits.  Our strategy, in addition to any interest rate floors on our loans, should better match future changes in short-term interest rates and minimize any future margin compression.

Our total interest income was $5.6 million in the first quarter of 2010 compared to $6.5 million in the comparable period in 2009, a decrease of $0.9 million or 13.8%, due to the following:

Loan portfolio
•
Our interest and fees on loans declined $164 thousand or 3.8% from $4.4 million for the first quarter 2009 to $4.2 million for the first quarter 2010 due primarily to a decline in loan balances and an increase in non-accrual loans.

•
Our end of period loan balance decreased $7.9 million, or 2.7%, at March 31, 2010 from March 31, 2009 due to increased charge-off of loans and lower demand for consumer and commercial loans.  During the first quarter of 2010, our average loans totaled $291.2 million, a decrease of $3.3 million or 1.1% from $294.5 million in the first quarter of 2009.

•	Our fully taxable equivalent annualized yield on loans decreased to 5.73% from 5.89% in the comparable quarter of 2009 due primarily to an increase in non-performing loans.

Securities portfolio
•
Our tax equivalent interest income on securities declined $0.7 million or 31.8% from $2.2 million for the first quarter 2009 to $1.5 million for the first quarter 2010 due primarily to the effects of prior OTTI write-downs and sales of various available for sale securities.

•	Our average investment securities totaled $130.1 million in the first quarter of 2010, a decrease of $37.2 million or 22.2% from $167.3 million in the first quarter of 2009.
•
Our investment securities in the first quarter of 2010 yielded 4.66%, compared to 5.26% in the first quarter of 2009 as security yields have been affected by the declining rate environment as reinvestment of $29.3 million in the sales or calls of securities have been at lower yields, and the reduction in higher yielding assets from the OTTI write-down of various security investments in 2009.

Our average interest earning assets totaled $437.6 million in the first quarter of 2010, a decrease of $37.7 million or 7.9% from $475.3 million in the first quarter of 2009. Our tax-equivalent yield on total interest earning assets dropped to 5.22% in 2010 from 5.52% in 2009 resulting in a decrease of $0.8 million in total interest income.

Our total interest expense decreased $0.9 million or 26.5% to $2.5 million for the first quarter 2010 from $3.4 million for the first quarter 2009 due to the following:

Deposits
•
Our interest expense on deposits decreased $0.6 million or 22.2% from $2.7 million for the first quarter 2009 to $2.1 million for the same quarter 2010 due to a combination of lower balances on our higher paying certificate of deposit accounts and decrease in interest rates paid on interest bearing deposit,  savings accounts, and time deposits.

•
Our total average deposits for the first quarter 2010 increased $18.9 million to $345.8 million from $326.9 million for the first quarter 2009.  The decline in our certificate of deposit balances was offset by substantial increases in our interest bearing demand and savings accounts.

•
Our rate paid on deposits for the first quarter 2010 was 2.40% down from 3.30% for the first quarter 2009 as the impact of the shift in our deposit mix discussed above took effect and also due to the downward repricing of many of our deposits and overall decline in rates that we offer.

Borrowings
•	Interest on borrowings declined $0.3 million, or 38.4% to $0.5 million in the first quarter 2010 from $0.8 million in the first quarter 2010 because of our decision to reduce our borrowings with the increase in deposits and lower loan demand.
•	Our average balance on borrowings for the first quarter 2010 was $60.0 million down from $109.3 million for the first quarter 2009, representing a $49.3 million or 45.1% decline in average borrowings.
•
Our average rate on borrowings for the first quarter of 2010 was 3.08% up from 2.74% because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased or securities sold under repurchase agreements which carry the lowest cost of funds rate.

The yield on our interest-bearing liabilities decreased to 2.50% in 2010 compared to 3.16% in 2009.   Our average interest-bearing liabilities decreased $30.4 million or 7.3 % to $405.8 million in 2010 compared to $436.2 million in 2009.

The following table sets forth our average interest earning assets (on a taxable equivalent basis) and our average interest bearing liabilities, the average yields earned on assets and rates paid on liabilities, and our net interest margin, for the periods indicated.

	Three Months ended			Three Months ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$15,437	$ 8	0.22%	$ 12,646	$ 6	0.19%
Securities: (1)
U. S. Treasury and other government agencies and corporations	88,584	976	4.41%	94,389	1,173	4.97%
States and political subdivisions (2)	12,564	215	6.84%	15,992	266	6.65%
Other securities	28,936	326	4.51%	56,945	760	5.34%
Total securities	130,084	1,517	4.66%	167,326	2,199	5.26%
Loans (2)	292,117	4,187	5.73%	295,365	4,351	5.89%
Total interest-earning assets	437,638	$ 5,712	5.22%	475,337	$ 6,556	5.52%
Allowance for loan losses	(10,607)			(3,806)
Cash and other non interest-earning assets	43,652			37,933
Total Assets	$ 470,683			$ 509,464

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 84,665	$ 238	1.12%	$ 66,030	$ 256	1.55%
Savings	35,140	99	1.13%	30,599	105	1.38%
Other time	225,984	1,736	3.07%	230,280	2,337	4.06%
Total deposits	345,789	2,073	2.40%	326,909	2,698	3.30%

Fed funds purchased and securities sold under REPO	4,882	8	0.64%	37,800	84	0.89%
FHLB Term advances	40,000	405	4.05%	45,000	476	4.23%
FHLB Overnight advances	10,000	10	0.40%	14,500	20	0.55%
Loan payable	-	-	- %	6,844	116	6.78%
Capital trust preferred securities	5,155	39	3.03%	5,155	54	4.19%
Total borrowings	60,037	462	3.08%	109,299	750	2.74%
Total interest-bearing liabilities	405,826	2,535	2.50%	436,208	3,448	3.16%
Demand deposits	35,901			43,500
Other non interest bearing liabilities	1,670			3,163
Total Liabilities	443,397			428,871
Stockholders’ Equity	27,286			26,593
Total Liabilities and Stockholders’ Equity	$470,683			$ 509,464
Net interest spread		$ 3,178	2.72%		$ 3,108	2.36%
Net interest margin (3)			2.90%			2.62%

____________________________________
(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.
(3) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

NON-INTEREST INCOME

Non-interest income of $891 thousand decreased 6%, or $57 thousand from the prior year’s first quarter total of $948 thousand. This decrease was due primarily to a decline in our realized gains on the sale of securities available for sale offset by increasing deposit, bank card and secondary mortgage market loan fees.  First quarter noninterest income included:

•	Deposit fees and charges, up $23 thousand from a year ago reflecting growth in various of our demand deposit accounts
•
Bank card fees, which are a component of other service charges, commissions and fees, of $139 thousand, up 17% year over year, due to higher transaction volumes and to a lesser extent growth in outstanding accounts

•	Increase in cash surrender value declined $15 thousand to $99 thousand compared to last year due to lower actuarial gains on our bank owned life insurance policies
•	Secondary mortgage market loan fees, up $12 thousand from a year ago reflecting growth in the origination and sale of our conforming residential mortgage loans
•	Decline of $131 thousand in realized gains on the sale of securities available for sale to $41 thousand from last year due to fewer sales of securities

NON-INTEREST EXPENSES

Total non-interest expense for the first quarter 2010 was $3.6 million, an increase of 11.6 % or $374 thousand as compared to $3.23 million last year. First quarter non-interest expense included:

•	Salaries and benefits totaled $1.52 million in the first quarter, a decrease of $154 thousand or 9.2% from $1.68 million last year to reflect our focus on efficiencies in our operations
•
FDIC insurance expense was up $155 thousand dollars from last year as a result of substantially higher premium rates coupled with the growth in deposits. We expect that FDIC insurance expense will continue at a higher level for the foreseeable future.

•	Loss on devaluation of other real estate owned increased $410 thousand compared to last year due to the adjustment to fair value of certain of the bank’s foreclosed properties.
•
Other than temporary impairment (“OTTI”) charges on our investment securities portfolio was $76 thousand, a decrease of $77 thousand from last year.  We do not expect significant OTTI charges during 2010.

We are continuing our efforts towards reducing all controllable expenses while increasing categories of non-interest income.

INCOME TAXES

We reported an income tax benefit of $15 thousand in the first quarter of 2010, compared to an expense of $98 thousand in the first quarter of 2009.  These amounts yielded effective tax rates of (20.8) % benefit and 27.3% expense, respectively.  We recorded a tax benefit for the first quarter of 2010 as we had a taxable loss for the quarter.

FINANCIAL CONDITION

LOAN PORTFOLIO

We are an active residential mortgage and residential construction lender and generally extend commercial loans to small and medium sized businesses within our primary service area. Our commercial lending activity extends across our primary service area of Powhatan, Cumberland, eastern Goochland County, western Chesterfield, and western Henrico Counties. Consistent with our focus on providing community-based financial services, we generally do not attempt to diversify our loan portfolio geographically by making significant amounts of loans to borrowers outside of our primary service area.

The principal economic risk associated with each of the categories of loans in our loan portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of our market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of our real estate construction loans are for pre-sold or contract homes. Builders are limited as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.  The economy has had an impact on each of our loan categories to varying degrees.  Because our real estate loans and commercial loans are primarily based on residential homes, we have seen the decline in residential home sales and values negatively impact our various loan portfolios.  We do expect to see resumption of some economic growth in our markets in the future and would expect to see some improvements in the quality of our loan portfolio.

At March 31, 2010, total loans net of unearned income were $289.3 million and had decreased by $2.9 million or 1.0% from December 31, 2009, and had decreased $7.9 million or 2.7% from March 31, 2009. The loan to deposit ratio was 76.0% at March 31, 2010, compared to 75.8% at December 31, 2009 and 79.5% at March 31, 2009.  Our loan growth has slowed as a result primarily of declining demand in our marketplace and an increase in charge-offs in our loan portfolio.

The table below shows the percentage of our various loan categories as a percentage of our total loans for the respective periods:

	March 31, 2010	December 31, 2009	March 31, 2009
Real estate related loans	76.5%	74.0%	76.1%
Consumer loans	2.7%	2.9%	3.2%
Commercial and industrial loans	20.8%	23.1%	20.7%
Total	100%	100%	100%

ASSET QUALITY

Non-performing assets include non-accrual loans, loans 90 days or more past due, restructured loans, other real estate owned, and other non-performing assets.  Non-accrual loans are loans on which interest accruals have been discontinued.  Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid.  Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.  OREO is real estate acquired through foreclosure. We have no mortgages within our mortgage loan portfolios that are defined as “sub-prime”.

Our non-performing assets at the end of the first quarter 2010 increased to $31.2 million compared to $18.8 million at the end of the first quarter of the prior year and $29.6 million for the immediately preceding quarter. This increase resulted primarily from an increase in loans and securities that are on a non-accrual basis. The trajectory of growth in non-performing assets declined in the first quarter as the increase from December 31, 2009 was only 4%. A majority of non-performing and past due loans are secured, therefore losses, if any, will be lessened by the fair value of the liquidation of the collateral securing the loans.

The following table summarizes our non-performing assets:

	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009

Loans accounted for on a non-accrual basis	$24,799	$21,655	$9,058	$7,554	$9,969
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	881	2,177	4,353	3,832	5,594
Total non-performing loans	$25,680	$23,832	$13,411	$11,386	$15,563
Other real estate owned	3,339	3,575	3,510	3,928	3,223
Other non-performing assets	2,165	2,165	-	-	-
Total non-performing assets	$31,184	$29,572	$19,902	$15,314	$18,786

We foreclose on delinquent real estate loans when all other repayment possibilities have been exhausted.  Our practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The current extended decline in the national economy and unemployment rates from 2007 to the end of the first quarter 2010 has also negatively affected the local real estate market.  The majority of the non-performing loans are real estate related.  As such, over the next several quarters, we anticipate that our total non-performing assets will likely stay at historical elevated levels and then begin to decline. We further believe that the majority of nonperforming loans are adequately secured so losses, if any, should be minimal, and are currently adequately reserved.

We have analyzed the potential risk of loss in our loan portfolio, given the loan balances and the value of the underlying collateral, and have recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of our periodic internal and external loan review process. We do not believe that the current level of non-performing loans at March 31, 2010 is reflective of any significant systemic problem within our loan portfolio but rather is a reflection of the current economic environment. We review the adequacy of our allowance for loan loss at the end of each month. We use a loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss.  Based on our analysis additional provisions for losses may be made.  We also evaluate adversely classified loans relative to their collateral value and make appropriate reductions to the carrying value of those loans to approximate fair value based on that review.  Should any of the individual classified loans deteriorate further in the future, additional write downs may be required. Our ratio of the allowance for loan losses to total loans was 3.63% at March 31, 2010; 3.70% at December 31, 2009; and 1.30% at March 31, 2009.  At March 31, 2010, the ratio of the allowance for loan losses to total non-performing assets was 33.6% compared to 36.5% at December 31, 2009 and 20.6% at March 31, 2009.  These ratios declined at March 31, 2010 compared to December 31, 2009 primarily due to charge-offs that were specifically reserved at year-end being in excess of the required provision for loan losses we recorded in the current quarter.  We believe that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is currently adequate to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, we may continue regular additions to its reserve for possible loan losses, and these additions are expected to continue in the foreseeable future.

For each period presented, the provision for loan losses charged to operations is based on our judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. We evaluate the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.  Specific factors considered by us in determining the amounts charged to operations include internally generated loan review reports as well as reports from an outside loan reviewer, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower, the general financial condition of the borrower, and the value of any collateral securing the loan.

Given the activity in our net charged off loan levels, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total nonperforming assets, we concluded that it would be appropriate to continue to make additions to the allowance for loan losses. We made a provision for loan losses of $0.3 million in the first quarter of 2010, following a provision of $7.6 million in the fourth quarter of 2009.  We will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. We anticipate that we will continue to increase the reserve for loan losses in subsequent periods. The decision to continue, increase or decrease additions to the reserve would be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing and adversely classified loans. Despite our best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized.  Any such adjustments are made in the reporting period when the relevant factor(s) become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

SECURITIES

Our investment securities portfolio serves primarily as a source of liquidity and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the FHLB or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment income, availabile for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the first quarter 2010, total securities were $118.8 million, a decrease of $8.6 million or 6.8% compared to December 31, 2009 balances of $127.4 million, and have decreased by $31.5 million or 20.9% since the March 31, 2009 balance of $150.2 million.  These decreases were due primarily to calls, maturities, and paydowns of various securities.  Additionally, we recorded a $6.7 million OTTI valuation adjustment in 2009 on our portfolio of Collateralized Debt Obligation (“CDO”) securities that are available for sale.

Our securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when we have the intent and we have the ability at the time of purchase to hold the securities to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Our investment policy requires that all rated securities that are purchased must be investment grade or better. Our recent purchases of securities have been securities of investment grade credit quality with short to intermediate and occasionally, longer term maturities.

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in our judgment, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

•	$175 thousand GMAC Perpetual Preferred Stock,
•	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
•	$2 million Citigroup 6.95% maturing 9/15/2031,
•	$2 million Bank Boston Capital 1.007 maturing 1/15/2027,
•	$2 million Bank of America Capital .8213% maturing 1/15/2027,
•	$2 million Sallie Mae senior debt 5.3% maturing 6/15/2013 and
•	$2 million in Sallie Mae preferred stock.

During the first quarter of 2010, we recorded $76 thousand in other-than-temporary impairment charges, net of tax $26 thousand.  We determined this impairment charge based on our estimate of credit losses on the related securities.  This estimate was based on an independent analysis from an outside firm that specializes in valuing complex financial instruments.  We reviewed the assumptions used in the analysis and believe that these assumptions are reasonable.  This non-cash charge to earnings is related to a CDO investment security.

We hold ten CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred. Subsequent to purchase, seven of the ten securities have revised ratings that are below minimum investment grade. We conducted impairment reviews as of March 2010 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would, more likely than not, not be required to sell the securities before the recovery of the entire amortized cost basis of the security.  Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of March 31, 2010. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

Our fully taxable equivalent annualized average yield on the entire portfolio was 4.66% for the first quarter of 2010, compared to 5.26% for the same period in 2009. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

DEPOSITS AND BORROWINGS

Our main source of funds is deposit accounts.  Our deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.  Our deposits are provided by individuals and businesses located within the communities served.  We generally do not accept out of market deposits, nor do we solicit or accept any brokered deposits.  Due to our "Adequately Capitalized" status, we are not permitted to accept brokered deposits without prior regulatory approval  or offer interest rates that are significantly higher than the average rates in our market area.

Total deposits were $380.9 million as of March 31, 2010, a decrease of $4.6 million or 1.1% from $385.5 million at December 31, 2009.  Total deposits have increased by $7.7 million or 2.1% from the March

31, 2009 level of $373.2 million. The average aggregate interest rate paid on interest bearing deposits was 2.40% in the first quarter of 2010, compared to 3.30% for the corresponding period in 2009.  The majority of our deposits are higher yielding certificates of deposit because many of our customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At March 31, 2010 certificates of deposit represented 65.4% of total deposits as compared to 66.8% at December 31, 2009 and 62.3% at March 31, 2009.

The following table is a summary of our time deposits of $100,000 or more by remaining maturities at March 31, 2010, December 31, 2009, September 30, 2009, and March 31, 2009:

	Time Deposits $100,000 or More (Dollars in thousands)
	March 31, 2010	December 31, 2009	September 30, 2009	March 31, 2009
Three months or less	$16,297	$14,619	$10,533	$7,718
Three to twelve months	31,532	33,375	36,239	28,174
Over twelve months	25,009	26,236	26,418	34,044
Total	$72,838	$74,230	$73,190	$69,936

Our total borrowings at March 31, 2010 were $58.3 million, and consisted of overnight borrowings of $13.2 million, term borrowings of $40.0 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the first quarter of 2010 was 3.08% compared to 2.74% in the comparable quarter of 2009.

Of the $13.2 million in overnight borrowings at March 31, 2010, $3.2 million was in federal funds purchased and repurchase agreements, and $10.0 million was in overnight advances from the FHLB.  At December 31, 2009 we had $12.7 million in overnight borrowing with $2.7 million in federal funds purchased and repurchase agreements and $10.0 million in overnight advances from the FHLB.  Of the $50.8 million in overnight borrowings at March 31, 2009, $36.3 million was in federal funds purchased and repurchase agreements and $14.5 million was in overnight advances from the FHLB. Our $40.0 million in term borrowings at March 31, 2010 were structured borrowings from the FHLB, compared to $40.0 million in FHLB structured borrowings at December 31, 2009, and $45.0 million in FHLB structured borrowings at March 31, 2009. The structured borrowings from the FHLB at March 31, 2010 consisted of various, convertible term advances, and have not materially changed in composition or structure since December 31, 2009. The weighted average cost of these borrowings in the first quarter of 2010 was 3.32% compared to 3.33% in the comparable period of 2009.

As of March 31, 2010, we had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033.  The current weighted average cost of these borrowings in the first quarter 2010 was 3.03% compared to 4.19% in the comparable period of 2009. The aggregate rate on all interest bearing liabilities for the first quarter of 2010 was 2.50%, compared to 3.16% in the comparable period of 2009.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.  The Bank is considered to be “Adequately-Capitalized” with a Total risk-based capital ratio of 8.7% at March 31, 2010 which is in excess of the 8% requirement for that distinction but below the 10% requirement to be considered “Well-Capitalized”.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Our total risk based capital position remains adequate, while our tier 1 risk-based capital ratio and leverage ratio continue to be above the well capitalized minimum levels at quarter end. As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we expect to enter into a written agreement with the Bureau of Financial Institutions and the Federal Reserve by the end of the second quarter of 2010.  We do not know the exact contents of the written agreement at this time, but we expect that it will require us to establish and submit definitive plans to strengthen board oversight; better monitor, control, and improve asset quality; increase and maintain sufficient capital; and improve overall risk identification, forecasting and management, at Central Virginia Bank.

Banking regulations also require us to maintain certain minimum capital levels in relation to Bank Assets.  A comparison of our actual regulatory capital as of March 31, 2010, with minimum requirements, as defined by regulation, is shown below:

		Actual
	Regulatory Minimum		March 31, 2010	December 31, 2009	September 30, 2009	March 31, 2009

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0%		9.0%	9.2%	11.1%	10.7%
Tier 1 risk-based capital	4.0%		7.8%	8.0%	9.9%	9.8%
Leverage ratio	4.0%		5.9%	5.8%	8.2%	8.4%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	8.7%	8.8%	10.7%	10.1%
Tier 1 risk-based capital	4.0%	6.0%	7.4%	7.6%	9.5%	9.19%
Leverage ratio	4.0%	5.0%	5.7%	5.5%	7.9%	8.0%

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity
Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  Our ability to obtain deposits and purchase funds at favorable rates determines our liability liquidity.  As a result of our management of liquid assets and the ability to generate liquidity through liability funding, we believe that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

Additional sources of liquidity available to us include, but are not limited to, loan repayments, and the ability to obtain deposits through the adjustment of interest rates, borrowing from the FHLB, purchasing of federal funds, and selling securities under repurchase agreements.   To further meet our liquidity needs, we also have access to the Federal Reserve System discount window. In the past, growth in deposits and proceeds from the maturity of investment securities has been more than sufficient to fund the net increase in loans.  We expect current conditions to be continued in future quarters. We have previously used portions of our borrowing availability when interest rates were favorable, to purchase marketable securities in an effort to increase net interest income and at the same time lock in lower rate cost of funds for up to five years.

Interest Rate Sensitivity
In conjunction with maintaining a satisfactory level of liquidity, we must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves periodic monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals, and under various interest rate or yield curve shifts upward and downward.

At March 31, 2010, our interest sensitivity gap was positive at the 1-month point and negative at the 2-month through the 12-month points. The cumulative gap is positive at the 1-month, and remains positive until reaching the one year point at which point the gap is negative. Since the largest amount of our interest sensitive assets and liabilities mature or re-price within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

EFFECTS OF INFLATION

Inflation significantly affects industries having high proportions of fixed assets or high levels of inventories.  Although we are not significantly affected in these areas, inflation may have an impact on the growth of assets.  As assets grow rapidly, it may become necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios.  Prior to 2008, our earnings and capital retention levels have enabled us to meet these needs.

Our reported earnings results may have been affected by inflation, but isolating the effect is difficult.  The different types of income and expense are affected in various ways.  Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index.  We actively monitor interest rate sensitivity in order to minimize the effects of inflationary trends on interest rates.  Other areas of non-interest expenses may be more directly affected by inflation.

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to us. Although we believe that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2009, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in our Annual Report on Form 10-K for the year ended December 31, 2009, as discussed in the section on interest rate sensitivity in Item 2 above.

ITEM 4                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2010, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation.  As disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (Amendment No. 2) filed with the SEC on May 17, 2010, the Company concluded that it made an error in Footnote 3 –Loans and allowance for loan losses and Footnote 20 – Fair Value in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the SEC on April 15, 2010.  As a result, management concluded that the controls in place relating to the footnote disclosure were not properly designed to provide reasonable assurance that these impaired loans would be properly disclosed in the footnotes to the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

Internal Control Over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
As disclosed above, the Company concluded that, as of March 31, 2010, there was a material weakness in internal control over financial reporting.  We have subsequently reviewed and evaluated our internal control procedures and the design of those control procedures relating to the disclosure of impaired loans and have made changes to the processes for gathering information for footnote disclosure.  Our remediation changes include additional review procedures over the determination of impaired loans.  In addition, we have changed the workflow of the procedures between our lending department and accounting department to properly identify and disclose impaired loans. We have implemented these changes.

No other changes have occurred during first quarter 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1                 LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A               RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009.  The materialization of any risks or uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this quarterly report on Form 10-Q.

ITEM 2                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                 DEFAULTS UPON SENIOR SECURITIES

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142,312.50 due on February 16, 2010, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of the date of this filing is $286,403.91.

ITEM 4                 REMOVED AND RESERVED

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350.