Form 10-Q
period 2010-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2010-08-16
CIK 804561

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2010
Common stock, par value $1.25	2,622,529

CENTRAL VIRGINIA BANKSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information		Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets -
	June 30, 2010 (Unaudited) and December 31, 2009	3

	Consolidated Statements of Operations – Three and Six Months
	Ended June 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity - Six
	Months Ended June 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows - Six
	Months Ended June 30, 2010 and 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements -
	June 30, 2010 and 2009 (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4	Controls and Procedures	41

Part II. Other Information

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3	Defaults Upon Senior Securities	44

Item 4	Removed and Reserved	44

Item 5	Other Information	44

Item 6	Exhibits	44

PART I
FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Dollars in thousands except share amounts)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$10,908	$8,010
Federal funds sold	13,374	4,493
Total cash and cash equivalents	24,282	12,503

Securities available for sale at fair value	101,315	122,966
Securities held to maturity at amortized cost (fair value 2010 - $2,587 ; 2009 - $4,526)	2,527	4,441
Total securities	103,842	127,407
Mortgage and SBA loans held for sale	1,049	2,143
Loans, net of unearned income	281,094	292,304
Less allowance for loan losses	(10,308)	(10,814)
Net loans	270,786	281,490
Bank premises and equipment, net	8,897	9,230
Accrued interest receivable	1,902	2,415
Deferred income taxes	12,153	12,588
Other real estate owned, net of valuation allowance of $120 and $0, respectively	3,850	3,575
Other assets	21,970	21,873
Total assets	$448,731	$473,224

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$39,440	$37,460
Interest bearing demand deposits and NOW accounts	81,450	84,464
Savings deposits	37,873	33,425
Time deposits, $100,000 and over	68,621	74,230
Other time deposits	141,351	155,947
Total deposits	368,735	385,526

Securities sold under repurchase agreements	2,892	2,707
FHLB borrowings	40,000	50,000
Capital trust preferred securities	5,155	5,155
Accrued interest payable	802	574
Other liabilities	3,339	3,043
Total liabilities	$420,923	$447,005
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 shares issued and outstanding	$11,385	$11,385
Common stock, $1.25 par value; 30,000,000 shares authorized; 2,622,529
and 2,618,346 shares issued and outstanding, respectively	3,278	3,273
Common stock warrant	412	412
Discount on preferred stock	(308)	(345)
Surplus	16,899	16,893
Retained earnings (deficit)	(1,081)	261
Accumulated other comprehensive loss, net	(2,777)	(5,660)
Total stockholders’ equity	27,808	26,219
Total liabilities and stockholders’ equity	$448,731	$473,224

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010		2009	2010	2009
Interest income:
Interest and fees on loans		$4,063	$4,521	$8,242	$8,864
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations		932	1,101	1,898	2,274
States and political subdivisions		131	205	294	404
Corporate and other		280	728	602	1,473
Interest on federal funds sold		6	3	14	9
Total interest income		5,412	6,558	11,050	13,024

Interest expense:
Interest on deposits		1,782	2,575	3,855	5,273
Interest on borrowings:
Securities sold under repurchase agreements		5	72	13	156
FHLB borrowings		418	485	833	980
Short term borrowings		-	-	-	116
Capital trust preferred securities		52	51	91	105
Total interest expense		2,257	3,183	4,792	6,630
Net interest income		3,155	3,375	6,258	6,394
Provision for loan losses		2,905	550	3,220	925
Net interest income after provision for loan losses		250	2,825	3,038	5,469
Non-interest income
Deposit fees and charges		435	458	869	868
Other service charges, commission and fees		218	241	425	429
Increase in cash surrender value of life insurance		114	106	212	220
Realized gains on available for sale securities		453	532	494	704
Other operating income		53	57	164	121
Total non-interest income		1,273	1,394	2,164	2,342
Non-interest expense:
Salaries and benefits		1,510	1,659	3,032	3,334
Occupancy expenses		273	282	589	584
Furniture and equipment expenses		198	189	378	385
FDIC insurance expense		225	295	452	367
Loss on securities write-down (1)		11	1,050	87	1,203
Loss on devaluation of other real estate owned		146	-	556	-
Other operating expenses		1,308	856	2,184	1,691
Total non-interest expenses		3,671	4,331	7,278	7,564
(Loss) income before income taxes		(2,148)	(112)	(2,076)	247
Income tax (benefit) expense		(1,040)	(17)	(1,055)	82
Net (loss) income		$(1,108)	$(95)	$(1,021)	$165
Effective dividends accrued on preferred stock		161	161	321	269
Net (loss) available to common stockholders’		$(1,269)	$(256)	$(1,342)	$(104)
(Loss) per common share, basic	$	(0.48)	$(0.10)	$(0.51)	$(0.04)
(Loss) per common share, diluted	$	(0.48)	$(0.10)	$(0.51)	$(0.04)

(1) Total of other-than-temporary impairment losses on securities in the six months ended June 30, 2010 is $2.41 million of which $2.32 million has been recognized in other comprehensive loss, and impairment losses of $87 thousand has been recognized in earnings in the six months ended June 30, 2010.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Stockholders Equity (dollars in thousands, except share amounts) For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)	Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$ -	$ 3,245	$ 16,871	$ 10,380	$ -	$ -	$(10,189)	$ -	$ 20,307
Comprehensive loss:
Net income	-	-	-	165	-	-		165	165
Other comprehensive income, net of tax:									-
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $637	-	-	-	-	-	-	(1,237)	(1,237)	(1,237)
Reclassification adjustment for gains on securities available for sale included in net income, net of deferred income taxes of $239	-	-	-	-	-	-	(464)	(464)	(464)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $409	-	-	-	-	-	-	794	794	794
Total comprehensive loss								$ (742)
Issuance of 11,385 shares of preferred stock	11,385	-	(37)		412	(412)			11,348
Issuance of 11,910 common shares pursuant to dividend reinvestment plan	-	15	34						49
Accretion of preferred stock discount	-	-	-	(30)	-	30			-
Dividends paid on preferred stock	-	-	-	(166)					(166)
Cash dividends declared, $.0525 per share	-	-	-	(272)	-	-	-		(272)
Balance, June 30, 2009	$ 11,385	$ 3,260	$ 16,868	$ 10,077	$ 412	$ (382)	$(11,096)	$ -	$ 30,524

Balance, December 31, 2009	$ 11,385	$ 3,273	$ 16,893	$ 261	$ 412	$ (345)	$ (5,660)	$ -	$ 26,219
Comprehensive income:
Net loss	-	-	-	(1,021)	-			(1,021)	(1,021)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes of $1,624	-	-	-	-	-		3,152	3,152	3,152
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $30							57	57	57
Reclassification adjustment for gains on securities available for sale included in net income, net of deferred income taxes of $168	-	-	-	-	-		(326)	(326)	(326)
Total comprehensive income								$ 1,862
Accretion of preferred stock discount	-		-	(37)	-	37	-		-
Dividends paid and accumulated on preferred stock	-	-	-	(284)	-	-	-		(284)
Issuance of 4,183 shares of common stock pursuant to dividend reinvestment plan	-	5	6	-	-	-	-		11
Balance, June 30, 2010	$ 11,385	$ 3,278	$ 16,899	$ (1,081)	$ 412	$ (308)	$ (2,777)	$ -	$ 27,808

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(amounts in thousands except share amounts)
(Unaudited)
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(1,021)	$165
Adjustments to reconcile net income (loss) to net cash (used in ) provided by operating activities:
Depreciation and amortization	361	396
Deferred income taxes	(1,051)	(513)
Provision for loan losses	3,220	925
Amortization and accretion on securities, net	187	117
Realized gains on available for sale securities	(494)	(704)
Realized loss on sale of other real estate owned	53	-
Loss on write-down in value of other real estate owned	556	-
Loss on write-down of other than temporary impairment of securities	87	1,203
Increase in cash surrender value of life insurance	(212)	(220)
Change in operating assets and liabilities:
Decrease (increase) in assets:
Mortgage and SBA loans held for sale	1,094	(1,049)
Accrued interest receivable	513	(127)
Other assets	176	(2,604)
(Decrease) increase in liabilities:
Accrued interest payable and other liabilities	525	421
Net cash provided by (used in) operating activities	3,994	(1,990)

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	1,927	-
Proceeds from calls and maturities of securities available for sale	24,431	43,164
Proceeds from sales of securities available for sale	36,594	20,189
Purchase of securities available for sale	(34,797)	(56,030)
Proceeds from the sale of OREO	873	-
Net decrease (increase) in loans made to customers	5,373	(6,238)
Net purchases of premises and equipment	(21)	(142)
Net cash provided by investing activities	34,380	943

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	3,414	18,791
Net (decrease) increase in time deposits	(20,205)	10,921
Net increase (decrease) in securities sold under repurchase Agreements	185	(7,149)
Net proceeds from short term loan	-	(26,500)
Net repayment on FHLB borrowings	(10,000)	-
Net proceeds from issuance of preferred stock	-	11,348
Net proceeds from issuance of common stock	11	49
Dividends paid	-	(439)
Net cash (used in) provided by financing activities	(26,595)	7,021

Increase in cash and cash equivalents	$11,779	$5,974
Cash and cash equivalents:
Beginning	12,503	6,565
Ending	$24,282	$12,539
Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$4,564	$6,668
Income taxes	-	382
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available for sale, net	$4,333	$(1,374)
Loans transferred to other real estate owned	$2,111	$2,785

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
 (Unaudited)

Note 1.  Basis of Presentation

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I.  All significant intercompany transactions and balances have been eliminated in consolidation.  ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155 thousand at June 30, 2010.  The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.  When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Central Virginia Bankshares, Inc. (consolidated).  When we refer to “Central Virginia Bank” or “the Bank”, we mean Central Virginia Bank (subsidiary).

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010, and December 31, 2009, the results of operations for the three and six month periods ended June 30, 2010 and 2009, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2010 and 2009.  The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2009.  The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-18.  Receivables Topic 310 - Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.  As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in this Update do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update do not require an entity to make additional disclosures.  The Company does not expect this pronouncement to have a material impact to its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20.  Disclosures about the Credit Quality of Financing

Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Note 2.  Securities

Securities Available for Sale
Carrying amounts and approximate fair values of our securities available for sale at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010 (Unaudited)
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$242	$3	$-	$245
U.S. government agencies & corporations	60,785	1,679	(113)	62,351
Bank eligible preferred and equities	2,575	92	(555)	2,112
Mortgage-backed securities	18,182	493	-	18,675
Corporate and other debt	18,779	33	(5,942)	12,870
States and political subdivisions	4,994	140	(72)	5,062
	$105,557	$2,440	$(6,682)	$101,315

	December 31, 2009
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury securities	$242	$-	$(10)	$232
U.S. government agencies & corporations	81,234	134	(2,469)	78,899
Bank eligible preferred and equities	2,577	212	(550)	2,239
Mortgage-backed securities	15,086	222	(96)	15,212
Corporate and other debt	23,684	56	(6,066)	17,674
States and political subdivisions	8,719	146	(155)	8,710
	$131,542	$770	$(9,346)	$122,966

The following table sets forth our securities classified as available for sale with unrealized losses for less than twelve months and twelve months or longer at June 30, 2010 and December 31, 2009.

	June 30, 2010 (Unaudited)
(Dollars in 000’s)	Less than twelve months		Twelve months or longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. government agencies & corporations	$1,540	$(3)	$1,893	$(110)	$3,433	$(113)
Bank eligible preferred and equities	124	(1)	1,698	(554)	1,822	(555)
Corporate and other debt	1,113	(36)	9,747	(5,906)	10,860	(5,942)
States and political subdivisions	-	-	1,408	(72)	1,408	(72)
	$2,777	$(40)	$14,746	$(6,642)	$17,523	$(6,682)

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury securities	$232	$(10)	$-	$-	$232	$(10)
U.S. government agencies & corporations	54,835	(1,759)	12,662	(710)	67,497	(2,469)
Bank eligible preferred and equities	129	(21)	1,847	(529)	1,976	(550)
Mortgage-backed securities	5,654	(96)	-	-	5,654	(96)
Corporate and other debt	3,331	(868)	12,045	(5,198)	15,376	(6,066)
States and political subdivisions	-	-	3,423	(155)	3,423	(155)
	$64,181	$(2,754)	$29,977	$(6,592)	$94,158	$(9,346)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors.  Of the securities in a net unrealized loss position longer than 12 months as of June 30, 2010, $5.9 million of the total $6.7 million unrealized loss is in the corporate and other debt category where we have a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues.  Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value.  While this is not considered a permanent condition, we cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered by us in our evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that we can recover substantially our entire investment in the securities within a reasonable period of time, the impairment is considered temporary. After such an analysis, we decided to record an Other Than Temporary Impairment (OTTI) related to a Collateralized Debt Obligation (CDO) security investment of $11 thousand, net of tax of $4 thousand, during the second quarter of 2010, and an OTTI of $57 thousand, net of tax of $30 thousand during the first six months of 2010.

Securities Held to Maturity

Carrying amounts and approximate market value of our securities classified as held to maturity at June 30, 2010 and December 31, 2009 are as follows:

(Dollars in 000’s)	June 30, 2010 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$2,527	$60	$-	$2,587

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$4,441	$85	$-	$4,526

As of June 30, 2010, we had seven pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $1.2 million and an other-than-temporary impairment loss of $9.2 million, of which $2.4 million was recognized in other comprehensive loss and $6.8 million was recognized in earnings. The following table provides further information on these seven securities as of June 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL II	Mez	Ca	$2,310	$630	$1,680	$120,700	38.9%	-44.7%	BROKEN	$304	$1,376
PreTSL XII	B-3	Ca	2,011	429	1,582	272,600	35.7%	-43.9%	BROKEN	802	780
PreTSL XVI	D	NR	1,553	-	1,553	212,890	37.0%	-50.0%	BROKEN	-	1,553
PreTSL XXIII	D-1	NR	1,000	-	1,000	384,100	27.7%	-30.4%	BROKEN	-	1,000
ALESC 6A	D-1	Ca	1,035	-	1,035	114,251	18.2%	-25.8%	BROKEN	-	1,035

SLOSO 2007	A3F	C	1,000	-	1,000	140,000	26.6%	-15.7%	BROKEN	-	1,000
Reg Div Fund	Senior	Ca	1,497	101	1,395	37,000	16.0%	-6.0%	BROKEN	1,307	88
Total			$10,406	$1,160	$9,245					$2,413	$6,832

As of June 30, 2010, we had four pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.2 million. The following table provides further information on these securities as of June 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Gain)/Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXIII	C-2	C	$522	$80	$442	$384,100	27.7%	-19.9%	BROKEN	$442	$-
Preferred CPO Ltd	B/C	Ba3	690	516	174	14,000	5.0%	n/a	n/a	174	-
i-PreTSL III	B-3	B2	1,500	705	795	38,400	11.2%	9.6%	31,110	795	-
i-PreTSL IV	B-2	Ba2	1,000	431	569	13,000	4.2%	9.3%	27,715	569	-
Total			$3,712	$1,732	$1,980					$1,980	$-

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

(3) Pre-tax.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.6 million at June 30, 2010.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

	Three Months Ended June 30, 2010	Six Months ended June 30, 2010
Balance, beginning of period	$25,721	$25,645
Additions:
Initial credit impairments		-
Subsequent credit impairments	11	87

Balance, end of period	$25,732	$25,732

Available for Sale Securities with an amortized cost of $6.5 million and $6.1 million and a market value of $6.6 million and $6.0 million and Held to Maturity Securities with an amortized cost of $1.8 million and $2.6 million and a market value of $1.9 million and $2.6 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

Note 3.  Loans and allowance for loan losses

Major classifications of our loans as of June 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in 000’s)	June 30, 2010 (Unaudited)	December 31, 2009
Commercial	$59,882	$67,780
Real Estate:
Mortgage	126,208	126,868
Home equity	21,830	21,309
Construction	65,418	67,961
Total real estate	213,456	216,138

Bank cards	951	1,018
Installment	6,822	7,392
	281,111	292,328
Less unearned income	(17)	(24)
Loans, net of unearned income	$281,094	$292,304
Allowance for loan losses	(10,308)	(10,814)
Loans, net	$270,786	$281,490

The following summarizes activity in our allowance for loan losses:

(Dollars in 000’s)	June 30, 2010	December 31, 2009	June 30, 2009
Beginning Balance	$10,814	$3,796	$3,796
Recoveries credited to allowance	162	37	25
Loans charged off	(3,888)	(2,531)	(741)
Provision for loan losses	3,220	9,512	925
Ending balance	$10,308	$10,814	$4,005

The following is a summary of information pertaining to our impaired and nonaccrual loans at June 30, 2010 and December 31, 2009:

(Dollars in 000’s)	June 30, 2010 (Unaudited)	December 31, 2009
Impaired loans without a valuation allowance	$27,488	$21,978
Impaired loans with a valuation allowance	25,798	31,106
Total impaired loans	$53,286	$53,084
Valuation allowance related to impaired loans	$5,085	$6,630
Total nonaccrual loans	$26,164	$21,655
Total loans past-due ninety days or more and still accruing	$355	$2,177

The following is a summary of the average investment in our impaired loans and interest income recognized on impaired loans for the quarter ended June 30, 2010 and 2009:

(Dollars in 000’s)	June 30, 2010	June 30, 2009
Average investment in impaired loans	$52,495	$7,114
Interest income recognized on impaired loans	$5	$32

No additional funds are committed to be advanced in connection with our impaired loans.

Impaired loans include loans that are on non-accrual but may also include loans that are performing and paying per the terms of the loan agreement.  We have identified these loans as impaired because the fair value of the collateral supporting the loan may be less than the loan amount even though the loan is current.  At the time that the loan becomes ninety days past due, we will put the loan on non-accrual.

Note 4.  FHLB and Other Borrowings

Our borrowings from the Federal Home Loan Bank of Atlanta, Georgia (“FHLB”), are secured by qualifying first mortgage loans and certain securities.  Our borrowings consist of the following:

(Dollars in 000’s)	June 30, 2010 (Unaudited)	December 31, 2009
Fixed rate borrowings with interest rates ranging from 2.99% to 4.57% (1)	$40,000	$40,000
Overnight daily rate credit borrowings pre-payable daily at Bank’s option. Interest adjusted daily, 0.45% at December 31, 2009. This borrowing was paid in full as of June 30, 2010.	-	10,000
Total FHLB Borrowings	$40,000	$50,000

(1)	- Interest on fixed rate FHLB borrowings are due quarterly with principal due and payable periodically from June 29, 2011 to July 24, 2017.

The contractual maturities of our FHLB advances as of June 30, 2010 are as follows:

(Dollars in 000’s)	June 30, 2010 (Unaudited)
Due in 2010	$-
Due in 2011	-
Due in 2012	15,000
Due in 2013	5,000
Due in 2014	5,000
Thereafter	15,000
$40,000

Other borrowings: Securities sold under agreements to repurchase amounted to $2.0 million and $1.0 million at June 30, 2010 and December 31, 2009, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million and $2.0 million at June 30, 2010 and December 31, 2009, respectively. The rates of interest were 0.75% and 0.75%, respectively at the same time periods. Repurchase agreements for customers total $0.9 million at June 30, 2010 and $1.7 million at December 31, 2009. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $1.0 million at June 30, 2010 and $1.0 million at December 31, 2009. Interest rates of 0.35% and 0.35% were paid on these borrowings at the same time periods respectively.

Borrowing facilities: We have entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of June 30, 2010 total $128.8 million, of which $88.8 million remains available to borrow. The total amount of borrowing facilities at December 31, 2009, was approximately $128.8 million with $77.8 million available to borrow.

Note 5.  Stock-Based Compensation

We have a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 341,196 shares of common stock of which 157,948 shares have not been issued.  This Plan was adopted to foster and promote our long-term growth and financial success by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to participate in our future success and to align their interests with ours.  The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.  We have not issued new options, and no expense has been recognized, since 2007.

The following table presents a summary of our options under the Plan at June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2009	21,789	$17.23	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	(2,458)	7.52	-
Options outstanding, June 30, 2010	19,331	18.46	$-
Options exercisable, June 30, 2010	19,331	18.46	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  This amount changes based on changes in the market value of our common stock.

Information pertaining to our options outstanding at June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$11.53 $15.21-$24.81	4,924 14,407	2.05 years 3.52 years	$11.53 20.83	4,924 14,407	$11.53 20.83

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

The following describes the valuation techniques used by us to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or substantially similar securities by using pricing models that consider observable market data (Level 2).

The following table presents the balances of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in 000’s)	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$101,315	$-	$101,315	$-

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in 000’s)	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$122,966	$-	$122,966	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by us to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBS certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, we record any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2010. Gains and losses on the sale of loans are recorded within other operating income on the Consolidated Statements of Operations.

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

The following table summarizes our assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying value at June 30, 2010
		Quoted Prices
		in Active	Significant
(Dollars in 000’s)		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets: Impaired Loans, net of valuation allowance	$20,713	-	$20,713	$-
Other real estate owned, net of valuation allowance	$3,850	$-	$3,850	$-

	Carrying value at December 31, 2009
		Quoted Prices
		in Active	Significant
(Dollars in 000’s)		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets: Impaired Loans, net of valuation allowance	$24,476	$-	$24,476	$-
Other real estate owned, net of valuation allowance	$3,575	$-	$3,575	$-

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

The following is a summary of the carrying amounts and estimated fair values of our financial assets and liabilities at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Dollars in 000’s		Dollars in 000’s
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$10,908	$10,908	$8,010	$8,010
Federal funds sold	13,374	13,374	4,493	4,493
Securities available for sale	101,315	101,315	122,966	122,966
Securities held to maturity	2,527	2,587	4,441	4,526

Loans held for sale	1,049	1,049	2,143	2,143
Loans, net	270,786	267,966	281,490	289,738
Accrued interest receivable	1,902	1,902	2,415	2,415

Financial liabilities:
Demand and variable rate deposits	158,763	158,763	155,349	155,349
Certificates of deposit	209,972	212,634	230,177	233,287
Securities sold under repurchase
agreements	2,892	2,892	2,707	2,707
FHLB borrowings	40,000	43,680	50,000	53,255
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	802	802	574	574

At June 30, 2010 and December 31, 2009, we had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 7.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
(Dollars in 000’s)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Advertising and public relations	$55	$60	$97	$109
Taxes and licenses	57	66	119	133
Legal and professional fees	142	73	220	147
Consulting fees	257	62	340	129
Outsourced data processing fees	138	87	275	179
Other	659	508	1,133	994
Total other operating expenses	$1,308	$856	$2,184	$1,691

Note 8.  Deferral of Dividends on Preferred Stock and Deferral of Interest on Capital Trust Preferred Securities

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of June 30, 2010 is $284 thousand.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5,155,000 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, effective March 31, 2010.  As of June 30, 2010 the total arrearage on such interest payments is $91 thousand.

Note 9.  Regulatory Matters

Over the past twenty-four months, the Company’s capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in its investment and loan portfolios. As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, the Company has entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires the Company to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that the Company shall:

•	submit written plans to the Bureau of Financial Institutions and the Federal Reserve to strengthen corporate governance and board and management structure;

•	strengthen board oversight of the management and operations of the Company;

•	strengthen credit risk management and administration;

•	establish ongoing independent review and grading of the Company’s loan portfolio; enhance internal audit processes;

•	improve asset quality;

•	review and revise our methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;

•	maintain sufficient capital;

•	establish a revised contingency funding plan;

•	establish a revised investment policy; and

•	improve the Company’s earnings and overall condition.

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q for the quarter ended June 30, 2010, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report, and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K/A for the year ended December 31, 2009 (2009 Form 10-K/A), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.

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

Our website is www.centralvabank.com and contains information relating to it and its business. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Copies of the Company’s Audit Committee Charter, Nominating Committee Charter, Compensation Committee Charter and Code of Conduct are included on our website and are available to the public.

Principal Market Area. Our primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties.  Our present intention is to continue our activities in our current market area which we consider to be an attractive and desirable area in which to operate.

Banking Services. Our principal business is to attract deposits and to loan or invest those deposits on profitable terms. We engage in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in our primary service area. We offer all traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking, and debit cards.  In addition, we offer other ancillary services such as the sales of non-deposit investment products through a partnership with Infinex, Inc. a registered broker-dealer and member of FINRA and SIPC.  We make term loans, both alone and in conjunction with other banks or governmental agencies. We also offer other related services, such as ATMs, travelers’ checks, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services. Our lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in our market area.

Our plan of operation for future periods is to continue to operate as a community bank and to focus our lending and deposit activities in our primary service area. As our primary service area continues to shift from rural to suburban in nature, we will compete aggressively for customers through our traditional personal service and hours of operation. We will also emphasize the origination of residential mortgages and construction loans as the area becomes more developed. Consistent with our focus on providing community based financial services, we do not plan to diversify our loan portfolio geographically by making significant loans outside of our primary service area. While we and our borrowers are directly affected by the economic conditions and the prevailing real estate market in the area, we are better able to monitor the financial condition of our borrowers by concentrating our lending activities in our primary service area. We will continue to evaluate the feasibility of entering into other markets as opportunities become available.

Written Agreement with the Bureau of Financial Institutions and the Federal Reserve

Over the past twenty-four months, our capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in our investment and loan portfolios. As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we have entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires us to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that we shall:

•	submit written plans to the Bureau of Financial Institutions and the Federal Reserve to strengthen corporate governance and board and management structure;

•	strengthen board oversight of the management and operations of Central Virginia Bank;

•	strengthen credit risk management and administration;

•	establish ongoing independent review and grading of our loan portfolio; enhance internal audit processes;

•	improve asset quality;

•	review and revise our methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;

•	maintain sufficient capital;

•	establish a revised contingency funding plan;

•	establish a revised investment policy; and

•	improve our earnings and overall condition.

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.

Current Environment

Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system.  As part of this process, residential and commercial mortgage markets in the United States have experienced a variety of difficulties including loan defaults, credit losses and reduced liquidity.  In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending.  One such program is the Troubled Assets Relief Program, or TARP.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act). The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. As the Dodd

Frank Act has only recently been enacted and because a significant number of regulations have yet to be proposed, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

On February 12, 2010, we notified the U.S. Department of the Treasury that our Board of Directors determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of June 30, 2010 is $284 thousand.

Factors Impacting Our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial and residential mortgage loans, commercial real estate debt, mortgage-backed securities and other financial assets in the marketplace.  Our net interest income includes the actual payments we receive and is also impacted by the level of loans that are not accruing interest due to their delinquency level.  Our net interest income varies over time, primarily as a result of changes in interest rates, volume and levels of interest earning assets and interest paying deposits and liabilities.  Interest rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be impacted by credit losses in excess of the amounts that we have provided for at June 30, 2010.

Credit Risk. We may be exposed to various levels of credit risk, depending on the nature of our underlying assets.  Our Loan Committee will approve and monitor credit risk and other risks associated with our loan portfolio and our Asset Liability Committee (“ALCO”) will approve and monitor credit risk associated with our investment portfolio.  Our Board of Directors monitors credit risk through their monthly Board of Directors meetings.

Amount of Earning Assets. The amount of our earning assets, as measured by the aggregate unpaid principal balance of our loan and our investment portfolios, is a key revenue driver.  During 2010, we have strategically decreased the balances of our investment portfolio and borrowings and certificates of deposits in order to improve our capital position.  Generally, as the size of our earning assets decrease, the amount of interest income we receive decreases.  The reduction in earning assets also helps to lower interest expense as we incur less interest expense to finance the earning assets.  However, the decline in our interest income has been greater than the decrease in our interest expense which, in total, reduces our net interest income.

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:
•	the interest expense associated with our borrowings to increase;
•	the value of our fixed rate investment securities to decline;
•	the interest expense associated with our variable rate deposits to increase;
•	coupons on our variable rate loans to reset, although on a delayed basis, to higher interest rates to the extent allowed by individual loan floors and caps; and
•	to the extent applicable under the terms of our assets, prepayments on our mortgage loan portfolio and mortgage-backed securities to slow thus increasing the duration of these assets.
Conversely, decreases in interest rates, in general, may over time cause:
•	to the extent applicable under the terms of our assets, prepayments on our mortgage loans and mortgage-backed securities to increase thus shortening the duration of these assets;
•	the interest expense associated with our variable rate deposits and borrowings to decrease;
•	the value of our fixed rate investment securities to increase; and

•	coupons on our adjustable-rate loans to reset, although on a delayed basis, to lower interest rates subject to interest rate floors on the individual loan.

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks.

Summary Results

For the quarter ended June 30, 2010, we reported a loss of $1.1 million. This compares to a loss of $95 thousand in the quarter ended June 30, 2009.  The decline in net income is $1.0 million when compared to earnings in the second quarter of 2009.  The decrease is primarily due to increased levels of provision for loan losses recorded in the second quarter of 2010.   Reported net income, net of $161 thousand in accrued dividends and accretion of discount on preferred stock, resulted in a net loss available to common shareholders of $1.3 million for the quarter ended June 30, 2010 compared to a net loss available to common shareholders of $256 thousand for the same quarter of the previous year.  Basic and diluted loss per share increased $0.38 to ($0.48) for the quarter ended June 30, 2010 from $(0.10) for the comparable period 2009.  The return (loss) on average assets for the second quarter 2010 was (0.97)% versus (0.07)% for the second quarter of 2009. The return (loss) on shareholders’ equity was (15.49)% compared to (1.43)% in the second quarter of 2009.

For the year to date 2010, we reported a loss of $1.0 million.  This compares to earnings of $165 thousand for the same period in 2009.  The decline in net income is $1.2 million or 716% when compared to year to date earnings in 2009.  The decrease is primarily due to higher levels of provision for loan losses recorded in 2010 compared to 2009.  Reported net income, net of $321 thousand in accrued dividends and accretion of discount on preferred stock, resulted in a net loss available to common shareholders of $1.3 million for the year to date 2010.  Basic and diluted loss per share increased $0.47 to ($0.51) for the year to date 2010 from $(0.04) for the comparable period 2009.  The return (loss) on average assets for the year to date 2010 was (0.44)% versus (0.04)% for the same period 2009. The return (loss) on shareholders’ equity was (7.31)% for the year to date 2010 compared to (0.78)% in the same period 2009.

Revenue, the sum of net interest income and noninterest income, of $4.4 million in second quarter 2010 was $340 thousand lower than the $4.8 million earned in the second quarter 2009.  The largest contributor to this decrease was lower expense of $1.0 million in other than temporary impairment charges on our investment portfolio, which was offset by decreases in non-interest income and increases in other non-interest expense such as professional fees incurred in connection with our written agreement with the Bureau of Financial Institutions and the Federal Reserve.  Our net interest margin improved to 3.06% in the second quarter 2010 compared to 2.93% for the second quarter 2009.

Revenue of $8.4 million for the year to date 2010 was $313 thousand lower compared with the same period in 2009.  Our net interest margin improved to 2.97% for the year to date 2010 compared to 2.77% for the same period in 2009.  Our efficiency ratio of 85.1% for the year to date 2010 was higher than our efficiency ratio of 84.8% for the same period in 2009.  The largest contributor to this increase was lower net interest income, with growth in non-controllable expenses such as FDIC insurance expense, Other Real Estate Owned (OREO) valuation adjustments and higher consulting fees associated with compliance with our written agreement.

Our allowance for loan losses was $10.3 million at June 30, 2010, compared with $10.8 million at December 31, 2009, and we believe was adequate for losses inherent in the loan portfolio at June 30, 2010, including both performing and non-performing loans.  At June 30, 2010, total assets declined $24.5 million or 5.18% to $448.7 million from $473.2 million at December 31, 2009.  We continue to reduce our liabilities as total liabilities at June 30, 2010 declined $26.1 million or 5.83% to $420.9 million from $447.0 million at December 31, 2009.  Total stockholders’ equity increased $1.6 million to $27.8 million at June 30, 2010 from $26.2 million at December 31, 2009.

Our financial results for the second quarter 2010 compared to the second quarter 2009 included the following:

Our net interest income in the second quarter 2010 was $3.2 million. The continuing low interest rate environment helped our net interest margin in the second quarter 2010, resulting in a net interest margin of 3.06% compared to 2.93% for the second quarter 2009. Total interest income for the quarter was $5.4 million while total interest expense was $2.3 million. Interest income was lower by 17.5% from a year earlier due to a reduction in interest on our investment securities of $690 thousand compared to the second quarter of 2009 and $457 thousand in lower earnings from our loan portfolio due to having $26.2 million in non-accrual loans.  Our interest expense declined by 29% from the prior year’s second quarter due primarily to lower interest rates on deposits and a $20.1 million reduction in the amount of certificate of deposits partially offset by an increase in demand and savings deposits, from the second quarter 2009.

Non-interest income of $1.3 million decreased 8.7%, or $0.1 million from the prior year’s second quarter total of $1.4 million. This decrease was due primarily to a decline in our realized gains on the sale of securities available for sale.

Total non-interest expense for the second quarter 2010 was $3.7 million, a decrease of 15.2 % or $0.7 million as compared to $4.3 million last year. The decrease was due primarily to lower Other Than Temporary Impairment (OTTI) charges on our investment portfolio offset partially by higher OREO valuation expenses of $146 thousand, and professional fees of $32 thousand incurred primarily in connection with our written agreement.

We are continuing our efforts to reduce all controllable expenses while increasing categories of non-interest income with a goal of improving our efficiency ratio in future quarters.

For the second quarter 2010, $2.9 million was added to the allowance for loan losses, compared to the same period in 2009, when $550 thousand was added to the allowance. Our charge-offs for the second quarter 2010 were $3.2 million compared to $0.7 million for the comparable period in 2009.  We believe that a reserve of 3.7% of total loans, at June 30, 2010 was sufficient to absorb any potential future losses. However, we will adjust our reserves in response to changes in the market and our reserve percentage may change. The allowance for loan losses now represents 31.7% of quarter-end non-performing assets, compared to 26.2% in the second quarter of the prior year. During the second quarter we also increased our valuation reserve for other real estate totaling $146 thousand. The total of other real estate increased by $275 thousand from the preceding quarter, net of the valuation allowance.

Our financial results for the six months ending June 30, 2010 compared to the six months ending June 30, 2009 included the following:

Our year-to-date 2010 net interest income was $6.3 million compared to $6.4 million for year-to-date 2009. The lower interest rate environment helped our net interest margin for the first half of 2010, resulting in a net interest margin of 2.97% and increase of 20 basis points from 2.77% for the comparable period of 2009. Total interest income for year-to-date 2010 was $11.1 million while total interest expense was $4.8 million. Interest income was lower by 17.5% from a year earlier due to a reduction in interest income on our investment securities of $1.4 million compared to the same period of 2009 and $622 thousand in lower interest income on our loan portfolio due primarily from having $26.2 million in non-accrual loans.  Our interest expense declined by 27% from the prior year’s first six months due primarily to $1.4 million in lower interest expense on deposits in addition to $420 thousand in lower interest expense from borrowings.

Non-interest income of $2.2 million decreased 7.6%, or $0.2 million from the prior year’s year-to-date total of $2.3 million. This decrease was due primarily to a decline in our realized gains on the sale of securities available for sale.

Total non-interest expense for year-to-date 2010 was $7.3 million, a decrease of 3.8% or $0.3 million as compared to $7.6 million last year. The decrease was due primarily to lower OTTI charges on our investment portfolio offset partially by higher OREO valuation expenses, and professional fees incurred primarily in connection with our written agreement with the Bureau of Financial Institutions and the Federal Reserve.

For year-to-date 2010, we added $3.2 million to the allowance for loan losses, compared to $925 thousand for the same period in 2009. This increase of $2.3 million is due to a higher balance of non-performing loans at June 30, 2010 compared to December 31, 2009.  Our charge-offs were $3.5 million for the first half of 2010 compared to $1.0 million for the comparable period in 2009.  During the first half of 2010 we also increased our valuation reserve for other real estate totaling $556 thousand as compared to zero during the comparable period in 2009.

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

The allowance for loan losses is evaluated on a regular basis by us and is based upon our periodic review of the performance of our loans.  We look at the historical experience and the nature and volume of our loan portfolio. Additionally, we look at macro and micro economic events and adverse situations that may affect the borrower’s ability to repay. Using various valuation techniques such as appraisals and discounted cash flow analysis we estimate the value of any underlying collateral.  We have a loan loss allowance model that assists us in properly determining the adequate reserve on our loan portfolio.  The results of this model are approved monthly by our Chief Executive and Chief Financial officers.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Our net interest income was $3.2 million and $6.3 million, respectively, for the second quarter of 2010 and first half of 2010.  Our net interest income was  $3.4 million and $6.4 million, respectively for the same periods of 2009; representing a decrease of $0.2 million and $0.1 million, respectively.  These decreases were due primarily to a decline in interest income earned on both our loan and investment portfolios offset by declines in our interest expense paid on interest paying deposits.

Our net interest margin is a measure of our net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. Our net interest margin for the second quarter of 2010 was 3.06% compared to 2.93% in 2009.  The net interest margin for the first half of 2010 was 2.97% compared to 2.77% for the comparable period in 2009.  Our increase in net interest margin was due primarily to a reduction in our higher interest cost borrowings and a reduction in our time deposits.

Our total interest income was $5.4 million and $11.1 million for the second quarter and first half of 2010, respectively, down from $6.6 million and $13.0 million, respectively from a year ago due to the following:

Loan portfolio
●
Interest and fees on loans was $4.1 million and $8.2 million for the second quarter and first half of 2010, respectively, down from $4.5 million and $8.9 million a year ago. The decrease was due to a decline in loans of $11.2 million, or 4%, from December 31, 2009 to June 30, 2010, as well as an increase in non-accrual loans.

●	During the second quarter of 2010, our average loans totaled $286.3 million, a decrease of $14.2 million or 5% from $300.4 million in the second quarter of 2009.
●	During the first half of 2010, our average loans totaled $289.2 million, a decrease of $8.7 million or 3% from $297.9 million in the first half of 2009.
●	Our fully taxable equivalent annualized yield on loans decreased to 5.20% for the second quarter 2010 from 6.03% in the comparable quarter of 2009 due primarily to an increase in non-performing loans.

●	Our fully taxable equivalent annualized yield on loans decreased to 5.70% for the first half of 2010 from 5.96% in the comparable period of 2009.

Securities portfolio
●	Interest on securities was $1.3 million and $2.8 million for the second quarter and first half of 2010, respectively, down from $2.0 million and $4.2 million a year ago.
●	Our average investment securities totaled $124.4 million in the second quarter of 2010, a decrease of $42.4 million or 25% from $166.8 million in the second quarter of 2009.
●	Our average investment securities totaled $127.2 million in the first half of 2010, a decrease of $39.9 million or 24% from $167.1 million in the first half of 2009.
●
Our investment securities in the second quarter of 2010 yielded 4.49%, compared to 5.08% in the second quarter of 2009 as security yields have been affected by the declining rate environment as reinvestment of $32.7 million in the sales, calls or maturities of securities during the second quarter 2010 have been at lower yields, and the reduction in higher yielding assets from the OTTI write-down of various security investments in 2009.

●	Our fully taxable equivalent annualized yield on securities decreased to 4.58% for the first half of 2010 from 5.17% in the comparable period of 2009.

Our average interest earning assets totaled $420.1 million in the second quarter of 2010, a decrease of $53.0 million or 11% from $474.1 million in the second quarter of 2009. Our tax-equivalent yield on total interest earning assets dropped to 5.20% in second quarter 2010 from 5.61% in the same quarter 2009 resulting in a decrease of $1.2 million in total interest income for the second quarter 2010.

Our total interest expense was $2.3 million and $4.8 million for the second quarter and first half of 2010, respectively, down from $3.2 million and $6.3 million, respectively from a year ago due to the following:

Deposits
●
Our interest expense on deposits was $1.8 million and $3.9 million for the second quarter and first half of 2010, respectively down from $2.6 million and $5.3 million a year ago due to a combination of lower balances on our higher paying certificate of deposit accounts and a decrease in interest rates paid on interest bearing deposit, savings accounts, and time deposits.

●
Our total average interest paying deposits were $336.4 million for the second quarter 2010, an increase of $0.2 million or <1% from $336.2 million for the second quarter 2009.  The decline was primarily in our certificate of deposits offset by growth in interest paying demand accounts and savings accounts.

●
Our total average interest paying deposits were $341.1 million for the first half 2010, an increase of $9.5 million or 3% from $331.6 million for the first half 2009.  The increase was primarily due to the growth in our interest paying demand accounts and savings accounts offset by a decline in our certificate of deposits.

●
Our rate paid on deposits for the second quarter 2010 was 2.12% down from 3.06% for the second quarter 2009 as the impact of the shift in our deposit mix discussed above took effect and also due to the downward repricing of many of our deposits and an overall decline in rates that we offer.

●	Our rate paid on deposits for the first half 2010 was 2.26% down from 3.18% for the first half 2009.

Borrowings
●
Interest on borrowings was $0.5 million and $0.9 million for the second quarter and first half of 2010, respectively down from $0.6 million and $1.4 million a year ago due to lower short-term borrowings necessary to fund our assets due to declining asset balances.

●	Our average balance on borrowings for the second quarter 2010 was $53.6 million down from $95.0 million for the second quarter 2009, representing a $41.4 million or 43% decline in average borrowings.
●	Our average balance on borrowings for the first half 2010 was $56.8 million down from $102.1 million for the second quarter 2009, representing a $45.3 million or 44% decline in average borrowings.
●
Our average interest rate on borrowings for the second quarter of 2010 was 3.54% up from 2.56% for the second quarter 2009 because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased or securities sold under repurchase agreements, which carry the lowest cost of funds rate.

●
Our average rate on borrowings for the first half 2010 was 3.29% up from 2.66% for the first half 2009 because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased or securities sold under repurchase agreements, which carry the lowest cost of funds rate.

The yield on our interest-bearing liabilities decreased to 2.31% in the second quarter 2010 compared to 2.95% in the second quarter 2009.   Our average interest-bearing liabilities decreased $41.1 million or 10% to $390.1 million in 2010 compared to $431.2 million in 2009.

The following table sets forth our average interest earning assets (on a taxable equivalent basis) and our average interest bearing liabilities, the average yields earned on assets and rates paid on liabilities, and our net interest margin, for the periods indicated.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$10,279	$6	0.22%	$6,881	$3	0.17%
Securities: (1)
U. S. Treasury and other government agencies and corporations	84,919	932	4.21%	93,903	1,101	4.69%
States and political subdivisions (2)	10,070	172	6.82%	16,434	273	6.64%
Other securities	29,441	294	4.55%	56,491	745	5.28%
Total securities	124,430	1,398	4.49%	166,828	2,119	5.08%
Loans (2)	286,281	4,070	5.20%	300,356	4,528	6.03%
Total interest-earning assets	420,990	$5,474	5.20%	474,065	$6,650	5.61%
Allowance for loan losses	(9,982)			(3,904)
Cash and other non interest-earning assets	48,143			29,570
Total Assets	$459,152			$499,731

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$83,643	$179	0.86%	$70,425	$224	1.27%
Savings	37,834	85	0.90%	33,285	95	1.15%
Other time	214,940	1,518	2.82%	232,498	2,256	3.88%
Total deposits	336,417	1,782	2.12%	336,208	2,575	3.06%

Fed funds purchased and securities sold under REPO	3,027	5	0.00%	36,157	72	0.80%
FHLB Term advances	40,000	413	4.13%	41,923	472	4.50%
FHLB Overnight advances	5,451	5	0.39%	11,725	13	0.44%
Capital trust preferred securities	5,155	52	4.03%	5,155	51	3.96%
Total borrowings	53,633	475	3.54%	94,960	608	2.56%
Total interest-bearing liabilities	390,050	2,257	2.31%	431,168	3,183	2.95%
Demand deposits	39,321			37,227
Other non interest bearing liabilities	1,238			2,682
Total Liabilities	430,609			471,077
Stockholders’ Equity	28,543			28,654
Total Liabilities and Stockholders’ Equity	$459,152			$499,731
Net interest spread		$3,217	2.89%		$3,467	2.66%
Net interest margin (3)			3.06%			2.93%

____________________________________
(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.
(3) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$ 12,844	$ 14	0.22%	$ 9,747	$ 9	0.18%
Securities: (1)
U. S. Treasury and other government agencies and corporations	88,532	1,898	4.29%	94,140	2,275	4.83%
States and political subdivisions (2)	11,310	388	6.84%	16,214	540	6.66%
Other securities	27,399	629	4.59%	56,717	1,505	5.31%
Total securities	127,241	2,915	4.58%	167,071	4,320	5.17%
Loans (2)	289,182	8,242	5.70%	297,874	8,879	5.96%
Total interest-earning assets	429,268	$11,171	5.20%	474,692	$13,208	5.56%
Allowance for loan losses	(10,272)			(3,855)
Cash and other non interest-earning assets	47,075			33,734
Total Assets	$466,071			$504,571

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$ 84,151	$ 417	0.99%	$ 68,240	$480	1.41%
Savings	36,494	184	1.01%	31,949	200	1.25%
Other time	220,432	3,254	2.95%	231,395	4,593	3.97%
Total deposits	341,077	3,855	2.26%	331,584	5,273	3.18%

Fed funds purchased and securities sold under REPO	3,950	13	0.64%	36,974	156	0.84%
FHLB Term advances	40,000	818	4.09%	43,453	948	4.36%
FHLB Overnight advances	7,713	15	0.34%	13,105	32	0.50%
Loan payable	0	0	-	3,403	116	6.82%
Capital trust preferred securities	5,155	91	3.52%	5,155	105	4.07%
Total borrowings	56,817	937	3.29%	102,090	1,357	2.66%
Total interest-bearing liabilities	397,895	4,792	2.41%	433,674	6,630	3.06%
Demand deposits	37,621			40,346
Other non interest bearing liabilities	2,638			2,922
Total Liabilities	438,153			476,942
Stockholders’ Equity	27,918			27,629
Total Liabilities and Stockholders’ Equity	$ 466,072			$504,571
Net interest spread		$6,379	2.80%		$6,578	2.51%
Net interest margin (3)			2.97%			2.77%

____________________________________
(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.
(3) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

NON-INTEREST INCOME

Non-interest income of $1.3 million decreased 8.7%, or $0.1 million from the prior year’s second quarter total of $1.4 million. This decrease was due primarily to a slight decline in our realized gains on the sale of securities available for sale. Second quarter 2010 non-interest income included:

●	Deposit fees and charges, down $23 thousand from a year ago.
●
Bank card fees, which are a component of other service charges, commissions and fees, of $157 thousand, up 21% year over year, due to higher transaction volumes and to a lesser extent growth in outstanding accounts.

●	Increase in cash surrender value inclined $8 thousand to $114 thousand compared to last year due to slightly higher actuarial gains on our bank owned life insurance policies.
●	Secondary mortgage market loan fees, down $45 thousand from a year ago reflecting lower origination and sale of our conforming residential mortgage loans.
●	Decline of $79 thousand in realized gains on the sale of securities available for sale to $453 thousand from last year due to fewer sales of securities.

Year to date 2010 non-interest income of $2.2 million decreased 7.6%, or $0.1 million from the first six months of 2009.  The decrease was due primarily to lower gains on realized gains on sale of available for sale securities.  Year to date 2010 non-interest income included:

●	Deposit fees and charges, flat from a year ago.
●	Bank card fees, of $297 thousand, up 19% year over year, due to higher transaction volumes and to a lesser extent growth in outstanding accounts.
●	Increase in cash surrender value was flat from a year ago.
●	Secondary mortgage market loan fees, down $33 thousand from a year ago reflecting lower origination and sale of our conforming residential mortgage loans.
●	Decline of $210 thousand in realized gains on the sale of securities available for sale to $494 thousand from last year due to fewer sales of securities.

NON-INTEREST EXPENSES

Total non-interest expense for the second quarter 2010 was $3.7 million, a decrease of 15.2% or $0.6 million as compared to $4.3 million last year. Second quarter non-interest expense included:

●	Salaries and benefits totaled $1.5 million in the second quarter, a decrease of $149 thousand or 9% from $1.7 million last year to reflect our focus on efficiencies in our operations.
●
FDIC insurance expense was down $70 thousand dollars from last year due primarily to a special assessment in the second quarter of 2009.  We expect that FDIC insurance expense may continue at a higher level for the foreseeable future.

●	Loss on devaluation of other real estate owned increased $146 thousand compared to last year due to the adjustment to fair value of certain of the bank’s foreclosed properties.
●
Legal, professional and consulting fees totaled $399 thousand in the second quarter, an increase of $264 thousand from last year reflecting incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve.

●	OTTI charges on our investment securities portfolio was $11 thousand, a decrease of $1.0 million from last year. We do not expect significant OTTI charges during 2010.

Total non-interest expense for year to date 2010 was $7.3 million, a decrease of 4% or $0.3 million as compared to $7.6 million last year. Year to date 2010 non-interest expense included:

●	Salaries and benefits totaled $3.0 million, a decrease of $302 thousand or 9% from $3.3 million last year to reflect our focus on efficiencies in our operations.
●
FDIC insurance expense was up $85 thousand dollars from last year as a result of substantially higher premium rates coupled with the growth in deposits. We expect that FDIC insurance expense may continue at a higher level for the foreseeable future.

●	Loss on devaluation of other real estate owned increased $556 thousand compared to last year due to the adjustment to fair value of certain of the bank’s foreclosed properties.
●
Legal, professional and consulting fees totaled $560 thousand in the first half of 2010, an increase of $284 thousand from last year reflecting incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve.

●	OTTI charges on our investment securities portfolio was $87 thousand, a decrease of $1.1 million from last year. We do not expect significant OTTI charges during 2010.

We are continuing our efforts towards reducing all controllable expenses while increasing categories of non-interest income.

INCOME TAXES

We reported an income tax benefit of $1.0 million in the second quarter of 2010, compared to a benefit of $17 thousand in the second quarter of 2009.  These amounts yielded effective tax rates (benefits) of (48)% and (14.9)%, respectively.  We recorded a tax benefit for the second quarter of 2010 as we had a taxable loss for the quarter.  On a year to date basis, we reported an income tax benefit of $1.1 million in 2010 compared to an income tax expense of $82 thousand in 2009.  These amounts yielded effective tax rates (benefits) of (49)% and (33)%, respectively.  At December 31, 2009, management conducted an analysis and determined that no valuation allowance was required at that time.  Management continues to monitor its need for a valuation allowance quarterly and determined that no valuation allowance was required at June 30, 2010.  For calculation of Tier One Capital for regulatory purposes, $10.2 million of our $12.2 million deferred tax asset is disallowed for regulatory capital purposes.

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

At June 30, 2010, total loans net of unearned income were $281.1 million and had decreased by $11.2 million or 3.8% from December 31, 2009, and had decreased $17.8 million or 6% from June 30, 2009. The loan to deposit ratio was 76.2% at June 30, 2010, compared to 75.8% at December 31, 2009 and 79.2% at June 30, 2009.  Our loan growth has slowed as a result primarily of declining demand of qualified applicants in our marketplace and an increase in charge-offs in our loan portfolio.

The table below shows the percentage of our various loan categories as a percentage of our total loans for the respective periods:

	June 30, 2010	December 31, 2009	June 30, 2009
Real estate related loans	75.9%	74.0%	75.2%
Consumer loans	2.8%	2.9%	3.0%
Commercial and industrial loans	21.3%	23.1%	21.8%
Total	100%	100%	100%

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

Our non-performing assets at the end of the second quarter 2010 increased to $32.5 million compared to $15.3 million at the end of the second quarter of the prior year and $31.2 million for the immediately preceding quarter. This increase resulted primarily from an increase in loans that are on a non-accrual basis. The trajectory of growth in non-performing assets declined in the second quarter as the increase from December 31, 2009 was 9.8% and the increase from March 31, 2010 was 4.2%. A majority of non-performing and past due loans are secured. Therefore losses, if any, will be lessened by the fair value of the liquidation of the collateral securing the loans.

The following table summarizes our non-performing assets:

	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009

Loans accounted for on a non-accrual basis	$26,164	$24,799	$21,655	$9,058	$7,554
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	355	881	2,177	4,353	3,832
Total non-performing loans	$26,519	$25,680	$23,832	$13,411	$11,386
Other real estate owned	3,850	3,339	3,575	3,510	3,928
Other non-performing assets	2,165	2,165	2,165	-	-
Total non-performing assets	$32,534	$31,184	$29,572	$19,902	$15,314

We foreclose on delinquent real estate loans when all other repayment possibilities have been exhausted.  Our practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The current extended decline in the national economy and unemployment rates from 2007 to the end of the second quarter 2010 has also negatively affected the local real estate market.  The majority of the non-performing loans are real estate related.  As such, over the next several quarters, we anticipate that our total non-performing assets will likely stay at historically elevated levels and then begin to decline. We further believe that the majority of nonperforming loans are adequately secured so losses, if any, should be immaterial, and are currently adequately reserved.

We have analyzed the potential risk of loss in our loan portfolio, given the loan balances and the value of the underlying collateral, and have recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of our periodic internal and external loan review process. We do not believe that the current level of non-performing loans at June 30, 2010 is reflective of any significant systemic problem within our loan portfolio but rather is a reflection of the current economic environment. We review the adequacy of our allowance for loan loss at the end of each month. We use a loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss.  Based on our analysis additional provisions for losses may be made.  We also evaluate adversely classified loans relative to their collateral value and make appropriate reductions to the carrying value of those loans to approximate fair value based on that review.  Should any of the individual classified loans deteriorate further in the future, additional write downs may be required. Our ratio of the allowance for loan losses to total loans was 3.67% at June 30, 2010; 3.70% at December 31, 2009; and 1.34% at June 30, 2009.  At June 30, 2010, the ratio of the allowance for loan losses to total non-performing assets was 31.7% compared to 36.5% at December 31, 2009 and 26.2% at June 30, 2009.  These ratios declined at June 30, 2010 compared to December 31, 2009 primarily due to charge-offs that were specifically reserved at year-end being in excess of the required provision for loan losses we recorded in the current quarter.  We believe that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is adequate as of June 30, 2010 to provide for potential losses. However, considering the current decline in the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, we expect that additions to our reserve for possible loan losses, will be necessary in the future.

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

Given the activity in our net charged off loan levels, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total nonperforming assets, we concluded that it would be appropriate to continue to make additions to the allowance for loan losses. We made a provision for loan losses of $2.9 million in the second quarter of 2010, following a provision of $0.3 million in the first quarter of 2010 and a provision of $7.6 million in the fourth quarter of 2009.  We will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. We anticipate that we will continue to make provisions as losses are taken in subsequent periods. The decision to continue, increase or decrease additions to the reserve will be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing and adversely classified loans. Despite our best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized.  Any such adjustments are made in the reporting period when the relevant factor(s) become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

SECURITIES

Our investment securities portfolio serves primarily as a source of liquidity and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the FHLB or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment income, available for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the second quarter 2010, total securities were $103.8 million, a decrease of $23.6 million or 19% compared to December 31, 2009 balances of $127.4 million, and have decreased by $32.8 million or 24% since the June 30, 2009 balance of $136.6 million.  These decreases were due primarily to calls, maturities, and paydowns of various securities.  Additionally, we recorded a $6.7 million OTTI valuation adjustment in 2009 on our portfolio of Collateralized Debt Obligation (“CDO”) securities that are available for sale.

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

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in our judgment, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

●	$175 thousand Ally Bank (formerly GMAC) Perpetual Preferred Stock,
●	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
●	$2 million Citigroup 6.95% maturing 9/15/2031,
●	$2 million Bank Boston Capital 1.007 maturing 1/15/2027,
●	$2 million Bank of America Capital .8213% maturing 1/15/2027,
●	$2 million Sallie Mae senior debt 5.3% maturing 6/15/2013 and
●	$2 million in Sallie Mae preferred stock.

During the second quarter of 2010, we recorded $11 thousand in other-than-temporary impairment charges.  We determined this impairment charge based on our estimate of credit losses on the related securities.  This estimate was based on an independent analysis from an outside firm that specializes in valuing complex financial instruments.  We reviewed the assumptions used in the analysis and believe that these assumptions are reasonable.  This non-cash charge to earnings is related to a CDO investment security.

We hold ten CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred securities. As noted in Footnote 2 to the consolidated financial statements, seven of the ten securities now have ratings that are below minimum investment grade. We conducted impairment reviews as of June 2010 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would, more likely than not, not be required to sell the securities before the recovery of the entire amortized cost basis of the security.  Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of June 30, 2010. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

Our fully taxable equivalent annualized average yield on the entire portfolio was 4.49% for the second quarter of 2010, compared to 5.08% for the same period in 2009. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

DEPOSITS AND BORROWINGS

Our main source of funds is deposit accounts.  Our deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.  Our deposits are provided by individuals and businesses located within the communities served.  We generally do not accept out of market deposits, nor do we solicit or accept any brokered deposits.  Due to our “adequately capitalized” status, we are not permitted to accept brokered deposits without prior regulatory approval or offer interest rates that are significantly higher than the average rates in our market area.

Total deposits were $368.7 million as of June 30, 2010, a decrease of $16.8 million or 4.4% from $385.5 million at December 31, 2009.  Total deposits have increased by $8.9 million or 2% from the June 30, 2009 level of $377.7 million. The average aggregate interest rate paid on interest bearing deposits was 2.26% in the first six months of 2010, compared to 3.18% for the corresponding period in 2009.  The majority of our deposits are higher yielding certificates of deposit because many of our customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At June 30, 2010 certificates of deposit represented 57.0% of total deposits as compared to 66.8% at December 31, 2009 and 61.6% at June 30, 2009.

The following table is a summary of our time deposits of $100,000 or more by remaining maturities at June 30, 2010, March 31, 2010, December 31, 2009, and June 30, 2009:

	Time Deposits $100,000 or More (Dollars in thousands)
	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
Three months or less	$10,512	$16,297	$14,619	$9,488
Three to twelve months	33,216	31,532	33,375	36,099
Over twelve months	24,893	25,009	26,236	25,670
Total	$68,621	$72,838	$74,230	$71,257

Our total borrowings at June 30, 2010 were $48.0 million, and consisted of overnight borrowings of $2.9 million, term borrowings of $40 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the first six months of 2010 was 3.29% compared to 2.66% in the comparable period of 2009.

Of the $2.9 million in overnight borrowings at June 30, 2010, $2.9 million was in federal funds purchased and repurchase agreements, and we had no overnight advances from the FHLB.  At December 31, 2009 we had $12.7 million in overnight borrowing with $2.7 million in federal funds purchased and repurchase agreements and $10.0 million in overnight advances from the FHLB.  The overnight borrowings of $36.2 million at June 30, 2009 was in federal funds purchased and repurchase agreements with no overnight advances from the FHLB. Our $40 million in term borrowings at June 30, 2010 were structured borrowings from the FHLB and were unchanged compared to December 31, 2009 and June 30, 2009. The structured borrowings from the FHLB at June 30, 2010 consisted of various, convertible term advances, and have not materially changed in composition or structure since December 31, 2009. The weighted average cost of these borrowings in the first six months of 2010 was 4.09% compared to 4.36% in the comparable period of 2009.

As of June 30, 2010, we had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033.  The current weighted average cost of these borrowings in the first six months of 2010 was 3.52% compared to 4.07% in the comparable period of 2009. The aggregate rate on all interest bearing liabilities for the first six months of 2010 was 2.41%, compared to 3.06% in the comparable period of 2009.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.  The Bank is considered to be “adequately-capitalized” for regulatory purposes at June 30, 2010.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Our total risk based capital position remains “adequate,” while our tier 1 risk-based capital ratio and leverage ratio continue to be above the “well capitalized” minimum levels at quarter end. As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we have entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve as of June 30, 2010.  The written agreement requires us to increase capital until the Bank significantly exceeds the capital level required to be classified as “well capitalized,” establish and submit definitive plans to strengthen board oversight; better monitor, control, and improve asset quality; and improve overall risk identification, forecasting and management, at Central Virginia Bank.

Banking regulations also require us to maintain certain minimum capital levels in relation to Bank Assets.  A comparison of our actual regulatory capital as of June 30, 2010, with minimum requirements, as defined by regulation, is shown below:

		Actual
	Regulatory Minimum		June 30, 2010	March 31, 2009	December 31, 2009	June 30, 2009

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0% 4.0% 4.0%		8.7%	9.0%	9.2%	10.2%
Tier 1 risk-based capital			7.4%	7.8%	8.0%	9.3%
Leverage ratio			5.6%	5.9%	5.8%	8.4%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	8.3%	8.7%	8.8%	9.6%
Tier 1 risk-based capital	4.0%	6.0%	7.1%	7.4%	7.6%	8.7%
Leverage ratio	4.0%	5.0%	5.3%	5.7%	5.5%	7.9%

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

At June 30, 2010, our interest sensitivity gap was positive at the 1-month point and negative at the 2-month through the 12-month points. The cumulative gap is positive at the 1-month, and remains positive until reaching the one-year point at which point the gap is negative. Since the largest amount of our interest sensitive assets and liabilities mature or re-price within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

EFFECTS OF INFLATION

Inflation significantly affects industries having high proportions of fixed assets or high levels of inventories.  Although we are not significantly affected in these areas, inflation may have an impact on the growth of assets.  As assets grow rapidly, it may become necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios.  Prior to 2008, our earnings and capital retention levels enabled us to meet these needs.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to us. Although we believe that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K/A for the year ended December 31, 2009, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

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

Changes in Internal Control over Financial Reporting
No changes have occurred during the second quarter 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1                       LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A       RISK FACTORS

In addition to the risk factors previously disclosed in Item 1A – Risk Factors of our annual report on Form 10-K/A for the year ended December 31, 2009 the following risk factors arose during the period covered by this report.

We have entered into a written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, which will require us to dedicate a significant amount of resources to comply with the agreement.

We entered into a written agreement with the Bureau of Financial Institutions and Federal Reserve on June 30, 2010. Among other things, the written agreement requires us to significantly exceed the capital level required to be classified as “well capitalized,” to develop and implement written plans to improve our credit risk management and compliance systems, oversight functions, operating and financial management and capital plans. While subject to the written agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We also will hire third party consultants and advisors to assist us in complying with the written agreement, which could increase our non-interest expense and reduce our earnings.

There also is no guarantee that we will successfully address the Bureau of Financial Institution’s and Federal Reserve’s concerns in the written agreement or that we will be able to comply with it. If we do not comply with the written agreement, we could be subject to civil monetary penalties, further regulatory sanctions and/or other regulatory enforcement actions, including, ultimately, a regulatory takeover of the Bank.

Regulation of the financial services industry is undergoing major changes, and the Dodd-Frank Act could increase our cost of doing business or harm our competitive position.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including the Company and Central Virginia Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

The materialization of any risks or uncertainties identified in the foregoing risk factors and our forward looking statements contained in this report together with those previously disclosed in the Form 10-K/A or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Forward-Looking Statements” in this quarterly report on Form 10-Q.

ITEM 2                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                       DEFAULTS UPON SENIOR SECURITIES

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142,312.50 due on February 16, 2010, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of the date of the filing is $284,625.

ITEM 4                       REMOVED AND RESERVED

ITEM 5                       OTHER INFORMATION

None.

ITEM 6                       EXHIBITS

Exhibit No.	Document

10.1
Written Agreement by and among Central Virginia Bankshares, Inc., Central Virginia Bank, the Federal Reserve Bank of Richmond, and the Commonwealth of Virginia State Corporation Commission, Bureau of Financial Institutions, dated June 30, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2010 and incorporated herein by reference.

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: August 16, 2010	/s/ Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: August 16, 2010	/s/ Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Written Agreement by and among Central Virginia Bankshares, Inc., Central Virginia Bank, the Federal Reserve Bank of Richmond, and the Commonwealth of Virginia State Corporation Commission, Bureau of Financial Institutions, dated June 30, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2010 and incorporated herein by reference.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350.