Form 10-Q
period 2010-09-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2010-11-15
CIK 804561

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common stock, par value $1.25	2,622,529

CENTRAL VIRGINIA BANKSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information		Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2010 (Unaudited) and December 31, 2009	3

	Consolidated Statements of Operations – Three and Nine Months
	Ended September 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity - Nine
	Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows - Nine
	Months Ended September 30, 2010 and 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements -
	September 30, 2010 and 2009 (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4	Controls and Procedures	44

Part II. Other Information

Item 1	Legal Proceedings	45

Item 1A	Risk Factors	45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3	Defaults Upon Senior Securities	45

Item 4	Removed and Reserved	45

Item 5	Other Information	45

Item 6	Exhibits	45

PART I
FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Dollars in thousands except per share amounts)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$13,101	$8,010
Federal funds sold	17,350	4,493
Total cash and cash equivalents	30,451	12,503

Securities available for sale at fair value	92,979	122,966
Securities held to maturity at amortized cost (fair value 2010 - $2,593 ; 2009 - $4,526)	2,526	4,441
Total securities	95,505	127,407
Mortgage and SBA loans held for sale	1,071	2,143
Loans, net of unearned income	272,114	292,304
Less allowance for loan losses	(10,500)	(10,814)
Net loans	261,614	281,490
Bank premises and equipment, net	8,736	9,230
Accrued interest receivable	1,715	2,415
Deferred income taxes	-	12,588
Other real estate owned, net of valuation allowance of $203 and $0, respectively	3,000	3,575
Other assets	21,595	21,873
Total assets	$423,687	$473,224

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$36,700	$37,460
Interest bearing demand deposits and NOW accounts	79,021	84,464
Savings deposits	38,711	33,425
Time deposits, $100,000 and over	65,261	74,230
Other time deposits	135,283	155,947
Total deposits	354,976	385,526

Securities sold under repurchase agreements	3,127	2,707
FHLB borrowings	40,000	50,000
Capital trust preferred securities	5,155	5,155
Accrued interest payable	951	574
Other liabilities	3,501	3,043
Total liabilities	$407,710	$447,005
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 shares issued and outstanding	$11,385	$11,385
Common stock, $1.25 par value; 30,000,000 shares authorized; 2,622,529
and 2,618,346 shares issued and outstanding, respectively	3,278	3,273
Common stock warrant	412	412
Discount on preferred stock	(290)	(345)
Surplus	16,899	16,893
Retained earnings (deficit)	(13,371)	261
Accumulated other comprehensive loss	(2,336)	(5,660)
Total stockholders’ equity	15,977	26,219
Total liabilities and stockholders’ equity	$423,687	$473,224

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$4,162	$4,918	$12,404	$13,781
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations	746	1,083	2,645	3,358
States and political subdivisions	97	192	391	596
Corporate and other	278	520	880	1,993
Interest on federal funds sold	7	5	21	15
Total interest income	5,290	6,718	16,341	19,743

Interest expense:
Interest on deposits	1,621	2,488	5,476	7,761
Interest on borrowings:
Securities sold under repurchase agreements	5	46	18	202
FHLB borrowings	411	422	1,244	1,369
Short term borrowings	-	-	-	116
Capital trust preferred securities	36	44	127	149
Total interest expense	2,073	3,000	6,865	9,597
Net interest income	3,217	3,718	9,476	10,146
Provision for loan losses	1,903	968	5,123	1,893
Net interest income after provision for loan losses	1,314	2,750	4,353	8,253
Non-interest income
Deposit fees and charges	410	473	1,279	1,341
Other service charges, commission and fees	248	231	673	658
Increase in cash surrender value of life insurance	116	107	328	328
Realized gains (losses) on available for sale securities	46	(225)	540	479
Other operating income	39	69	203	191
Total non-interest income	859	655	3,023	2,997
Non-interest expense:
Salaries and benefits	1,245	1,571	4,277	4,905
Occupancy expenses	272	284	861	868
Furniture and equipment expenses	172	191	549	576
FDIC insurance expense	347	146	799	512
Loss on securities write-down (1)	-	2,231	87	3,434
Loss on devaluation of other real estate owned	233	-	789	-
Other operating expenses	1,328	854	3,514	2,580
Total non-interest expenses	3,597	5,277	10,876	12,875
Loss before income taxes	(1,424)	(1,872)	(3,500)	(1,625)
Income tax (benefit) expense	10,706	(821)	9,651	(740)
Net loss	$(12,130)	$(1,051)	$(13,151)	$(885)
Effective dividends accrued on preferred stock	161	161	481	430
Net loss available to common stockholders’	$(12,291)	$(1,212)	$(13,632)	$(1,315)
Loss per common share, basic	$(4.69)	$(0.46)	$(5.20)	$(0.50)
Loss per common share, diluted	$(4.69)	$(0.46)	$(5.20)	$(0.50)

(1) Total of other-than-temporary impairment losses on securities in the nine months ended September 30, 2010 is $1.78 million of which $1.69 million have been recognized in other comprehensive loss, and impairment losses of $87 thousand have been recognized in earnings in the nine months ended September 30, 2010.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Stockholders Equity (dollars in thousands, except share amounts) For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)	Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$-	$3,245	$16,871	$10,380	$-	$-	$(10,189)	$-	$20,307
Comprehensive income:
Net loss	-	-	-	(885)	-	-		(885)	(885)
Other comprehensive income, net of tax:									-
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes of $1,014	-	-	-	-	-	-	1,969	1,969	1,969
Reclassification adjustment for gains on securities available for sale included in net income, net of deferred income taxes of $163	-	-	-	-	-	-	(316)	(316)	(316)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $1,167	-	-	-	-	-	-	2,267	2,267	2,267
Total comprehensive loss								$3,035
Issuance of 11,385 shares of preferred stock	11,385	-	(37)		412	(412)			11,348
Issuance of 17,788 common shares pursuant to dividend reinvestment plan	-	22	50						72
Accretion of preferred stock discount	-	-	-	(49)	-	49			-
Dividends paid on preferred stock	-	-	-	(308)					(308)
Cash dividends declared, $0.158 per share	-	-	-	(410)	-	-	-		(410)
Balance, September 30, 2009	$11,385	$3,267	$16,884	$8,728	$412	$(363)	$(6,269)		$34,044

Balance, December 31, 2009	$11,385	$3,273	$16,893	$261	$412	$(345)	$(5,660)	$-	$26,219
Comprehensive income:
Net loss	-	-	-	(13,151)	-			(13,151)	(13,151)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes of $2,997	-	-	-	-	-		3,777	3,777	3,777
Reclassification adjustment for loss on write-down of securities							87	87	87
Reclassification adjustment for losses on securities available for sale included in net income,	-	-	-	-	-		(540)	(540)	(540)
Total comprehensive income								$(9,827)
Accretion of preferred stock discount	-		-	(55)	-	55	-		-
Dividends accumulated on preferred stock	-	-	-	(426)	-	-	-		(426)
Issuance of 4,183 shares of common stock pursuant to dividend reinvestment plan	-	5	6	-	-	-	-		11
Balance, September 30, 2010	$11,385	$3,278	$16,899	$(13,371)	$412	$(290)	$(2,336)		$15,977

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
(amounts in thousands except share amounts)
(Unaudited)
		2010	2009
	Cash Flows from Operating Activities
	Net loss	$(13,151)	$(885)
	Adjustments to reconcile net loss to net cash provided by operating activities:
	Depreciation and amortization	527	587
	Deferred income tax expense (benefit)	9,672	(497)
	Provision for loan losses	5,123	1,893
	Amortization and accretion on securities, net	279	218
	Realized gains on available for sale securities	(540)	(479)
	Realized loss on sale of other real estate owned	58	-
	Loss on write-down in value of other real estate owned	789	-
	Loss on write-down of other than temporary impairment of securities	87	3,434
	Increase in cash surrender value of life insurance	(328)	(327)
	Change in operating assets and liabilities:
	Decrease (increase) in assets:
	Mortgage and SBA loans held for sale	1,072	(1,740)
	Accrued interest receivable	700	70
	Other assets	933	113
	(Decrease) increase in liabilities:
	Accrued interest payable and other liabilities	550	(529)
	Net cash provided by operating activities	5,771	1,858

	Cash Flows from Investing Activities
	Proceeds from calls and maturities of securities held to maturity	1,927	-
	Proceeds from calls and maturities of securities available for sale	34,135	46,676
	Proceeds from sales of securities available for sale	37,568	45,511
	Purchase of securities available for sale	(35,796)	(65,982)
	Proceeds from the sale of OREO	1,708	-
	Net decrease (increase) in loans made to customers	12,774	(8,885)
	Net purchases of premises and equipment	(20)	(207)
	Net cash provided by investing activities	52,296	17,113

	Cash Flows from Financing Activities
	Net (decrease) increase in demand deposits, MMDA, NOW, and savings accounts	(917)	20,873
	Net (decrease) increase in time deposits	(29,633)	9,852
	Net increase (decrease) in securities sold under repurchase agreements	420	(35,510)
	Net proceeds from short term loan	-	(7,000)
	Net repayment on FHLB borrowings	(10,000)	(9,500)
	Net proceeds from issuance of preferred stock	-	11,348
	Net proceeds from issuance of common stock	11	72
	Dividends paid	-	(718)
	Net cash used in financing activities	(40,119)	(10,582)

	Increase in cash and cash equivalents	$17,948	$8,389
	Cash and cash equivalents:
	Beginning	12,503	6,565
	Ending	$30,451	$14,954
	Supplemental Disclosures of Cash Flow Information
Cash payments for:	Interest	$6,488	$9,664
	Income taxes	-	$382
	Non-cash investing and financing activities:
	Unrealized gain on securities available for sale, net	$6,327	$5,938
	Loans transferred to other real estate owned	$1,980	$2,785

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
 (Unaudited)

Note 1.  Basis of Presentation

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I.  All significant intercompany transactions and balances have been eliminated in consolidation.  ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155 thousand at September 30, 2010.  The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.  When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Central Virginia Bankshares, Inc. (consolidated).  When we refer to “Central Virginia Bank” or “the Bank”, we mean Central Virginia Bank (subsidiary).

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, and December 31, 2009, the results of operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows and statements of changes in stockholders’ equity for the nine months ended September 30, 2010 and 2009.  The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2009.  The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  This Update provides amendments to Subtopic 855-10 that requires a filer with the Securities Exchange Commission (“SEC”) to evaluate subsequent events through the date that the financial statements are filed in addition to various other definitional clarifications.  All of the amendments in this Update are effective upon issuance of this Update.  We have evaluated this Update and have evaluated all subsequent events through the issuance of our financial statements included here within this Form 10-Q for the quarter ended September 30, 2010.

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

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Note 2.  Securities

Securities Available for Sale
Carrying amounts and approximate fair values of our securities available for sale at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010 (Unaudited)
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$242	$16	$-	$258
U.S. government agencies & corporations	52,571	2,370	(127)	54,814
Bank eligible preferred and equities	2,425	102	(406)	2,121
Mortgage-backed securities	17,585	705	-	18,290
Corporate and other debt	17,498	61	(5,225)	12,334
States and political subdivisions	4,994	184	(16)	5,162
	$95,315	$3,438	$(5,774)	$92,979

	December 31, 2009
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury securities	$242	$-	$(10)	$232
U.S. government agencies & corporations	81,234	134	(2,469)	78,899
Bank eligible preferred and equities	2,577	212	(550)	2,239
Mortgage-backed securities	15,086	222	(96)	15,212
Corporate and other debt	23,684	56	(6,066)	17,674
States and political subdivisions	8,719	146	(155)	8,710
	$131,542	$770	$(9,346)	$122,966

The following table sets forth our securities classified as available for sale with unrealized losses for less than twelve months and twelve months or longer at September 30, 2010 and December 31, 2009.

	September 30, 2010 (Unaudited)
(Dollars in 000’s)	Less than twelve months		Twelve months or longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
Securities Available for Sale
U.S. government agencies & corporations	$-	$-	$1,873	$(127)	$1,873	$(127)
Bank eligible preferred and equities	-	-	1,671	(406)	1,671	(406)
Corporate and other debt	1	(41)	11,253	(5,184)	11,254	(5,225)
States and political subdivisions	-	-	239	(16)	239	(16)
	$1	$(41)	$15,036	$(5,733)	$15,037	$(5,774)

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury securities	$232	$(10)	$-	$-	$232	$(10)
U.S. government agencies & corporations	54,835	(1,759)	12,662	(710)	67,497	(2,469)
Bank eligible preferred and equities	129	(21)	1,847	(529)	1,976	(550)
Mortgage-backed securities	5,654	(96)	-	-	5,654	(96)
Corporate and other debt	3,331	(868)	12,045	(5,198)	15,376	(6,066)
States and political subdivisions	-	-	3,423	(155)	3,423	(155)
	$64,181	$(2,754)	$29,977	$(6,592)	$94,158	$(9,346)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors.  Of the securities in a net unrealized loss position longer than 12 months as of September 30, 2010, $5.2 million of the total $5.7 million unrealized loss is in the corporate and other debt category where we have a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues.  Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value.  While this is not considered a permanent condition, we cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered by us in our evaluation to determine if the impairment is other than temporary are, the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that we can recover substantially all of our entire investment in the securities within a reasonable period of time, the impairment is considered temporary. After such an analysis, we decided to record an Other Than Temporary Impairment (OTTI) related to a Collateralized Debt Obligation (CDO) security investment of $87 thousand during the first nine months of 2010.

Securities Held to Maturity

Carrying amounts and approximate market value of our securities classified as held to maturity at September 30, 2010 and December 31, 2009 are as follows:

(Dollars in 000’s)	September 30, 2010 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$2,526	$67	$-	$2,593

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$4,441	$85	$-	$4,526

As of September 30, 2010, we had seven pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $1.9 million and an unrealized loss of $8.5 million, of which $1.7 million was recognized in other comprehensive loss and $6.8 million was recognized in earnings. The following table provides further information on these seven securities as of September 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL II	Mez	Ca	$2,414	$737	$1,677	$115,700	37.7%	-42.6%	BROKEN	$301	$1,376
PreTSL XII	B-3	Ca	2,032	466	1,566	237,600	31.1%	-34.0%	BROKEN	786	780
PreTSL XVI	D	NR	1,553	-	1,553	251,190	43.6%	-67.5%	BROKEN	-	1,553
PreTSL XXIII	D-1	NR	1,013	40	973	384,100	27.7%	-30.2%	BROKEN	(27)	1,000
ALESC 6A	D-1	Ca	1,053	1	1,052	114,251	18.2%	-25.8%	BROKEN	17	1,035

SLOSO 2007	A3F	C	1,000	-	1,000	140,000	26.6%	-15.7%	BROKEN	-	1,000
Reg Div Fund	Senior	Ca	1,297	615	682	37,000	16.0%	-6.0%	BROKEN	594	88
Tota			$10,362	$1,859	$8,503					$1,671	$6,832

As of September 30, 2010, we had four pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.8 million. The following table provides further information on these securities as of September 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Gain)/Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXIII	C-2	C	$563	$148	$415	$384,100	27.7%	-19.6%	BROKEN	$415	$-
Preferred CPO Ltd	B/C	Ba3	690	556	134	14,000	5.0%	n/a	n/a	174	-
i-PreTSL III	B-3	B2	1,500	681	819	38,400	11.2%	10.2%	33,000	819	-
i-PreTSL IV	B-2	Ba2	1,000	398	602	36,000	11.6%	2.2%	6,170	602	-
Tota			$3,753	$1,783	$1,970					$2,010	$-

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

(3) Pre-tax.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.3 million at September 30, 2010.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

(Dollars in 000’s)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance, beginning of period	$25,732	$25,645
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	87

Balance, end of period	$25,732	$25,732

Available for Sale Securities with an amortized cost of $4.5 million and $6.1 million and a market value of $4.8 million and $6.0 million and Held to Maturity Securities with an amortized cost of $1.8 million and $2.6 million and a market value of $1.9 million and $2.6 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

Note 3.  Loans and allowance for loan losses

Major classifications of our loans as of September 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in 000’s)	September 30, 2010 (Unaudited)	December 31, 2009
Commercial	$57,096	$67,780
Real Estate:
Mortgage	126,907	126,868
Home equity	21,707	21,309
Construction	58,985	67,961
Total real estate	207,599	216,138

Bank cards	939	1,018
Installment	6,495	7,392
	272,129	292,328
Less unearned income	(15)	(24)
Loans, net of unearned income	$272,114	$292,304
Allowance for loan losses	(10,500)	(10,814)
Loans, net	$261,614	$281,490

The following summarizes activity in our allowance for loan losses:

(Dollars in 000’s)	September 30, 2010	December 31, 2009	September 30, 2009
Beginning Balance	$10,814	$3,796	$3,796
Recoveries credited to allowance	262	37	31
Loans charged off	(5,699)	(2,531)	(890)
Provision for loan losses	5,123	9,512	1,893
Ending balance	$10,500	$10,814	$4,830

The following is a summary of information pertaining to our impaired and nonaccrual loans at September 30, 2010 and December 31, 2009:

(Dollars in 000’s)	September 30, 2010 (Unaudited)	December 31, 2009
Impaired loans without a valuation allowance	$23,610	$21,978
Impaired loans with a valuation allowance	32,884	31,106
Total impaired loans	$56,494	$53,084
Valuation allowance related to impaired loans	$5,472	$6,630
Total nonaccrual loans	$24,839	$21,655
Total loans past-due ninety days or more and still accruing	$2,167	$2,177

The following is a summary of the average investment in our impaired loans and interest income recognized on impaired loans for the period ended September 30, 2010 and 2009:

(Dollars in 000’s)	September 30, 2010	September 30, 2009
Average investment in impaired loans	$54,890	$5,771
Interest income recognized on impaired loans	$125	$160

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

As of September 30, 2010 loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $3.6 million.  There were no troubled debt restructurings at December 31, 2009.

Note 4.  FHLB and Other Borrowings

Our borrowings from the Federal Home Loan Bank of Atlanta, Georgia (“FHLB”), are secured by qualifying first mortgage loans and certain securities.  Our borrowings consist of the following:

(Dollars in 000’s)	September 30, 2010 (Unaudited)	December 31, 2009
Fixed rate borrowings with interest rates ranging from 2.99% to 4.57% (1)	$40,000	$40,000
Overnight daily rate credit borrowings pre-payable daily at Bank’s option. Interest adjusted daily, 0.45% at December 31, 2009. This borrowing was paid in full as of June 30, 2010.	-	10,000
Total FHLB Borrowings	$40,000	$50,000

(1)	Interest on fixed rate FHLB borrowings are due quarterly with principal due and payable periodically from June 29, 2011 to July 24, 2017.

The contractual maturities of our FHLB advances as of September 30, 2010 are as follows:

(Dollars in 000’s)	September 30, 2010 (Unaudited)
Due in 2010	-
Due in 2011	-
Due in 2012	$15,000
Due in 2013	5,000
Due in 2014	5,000
Thereafter	15,000
$40,000

Other borrowings: Securities sold under agreements to repurchase amounted to $2.0 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million and $2.0 million at September 30, 2010 and December 31, 2009, respectively. The rates of interest were 0.75% for both periods presented. Repurchase agreements for customers total $1.1 million at September 30, 2010 and $1.7 million at December 31, 2009. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million at September 30, 2010 and $1.9 million at December 31, 2009. Interest rates of 0.35% were paid on these borrowings for both periods presented.

Borrowing facilities: We have entered into various borrowing arrangements with other financial institutions for federal funds and other borrowings. The total amount of borrowing facilities available as of September 30, 2010 total $128.8 million, of which $88.8 million remains available to borrow. The total amount of borrowing facilities at December 31, 2009, was approximately $128.8 million with $77.8 million available to borrow.

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

The following table presents a summary of our options under the Plan at September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2009	21,789	$17.23	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	(2,458)	7.52	-
Options outstanding, September 30, 2010	19,331	18.46	$-
Options exercisable, September 30, 2010	19,331	18.46	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  This amount changes based on changes in the market value of our common stock.

Information pertaining to our options outstanding at September 30, 2010 is as follows:

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$ $	11.53 15.21-$24.81	4,924 14,407	1.79 years 3.27 years	$ $	11.53 20.83	4,924 14,407	$ $	11.53 20.83

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

The following describes the valuation techniques used by us to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or substantially similar securities by using pricing models that consider observable market data (Level 2).  The Company uses an independent valuation firm that specializes in valuing debt securities (Level 3).  The independent firm evaluates all relevant credit and structural aspects of each debt security, determining appropriate performance assumptions and performing discounted cash flow analysis.  The following topics are covered in their evaluation:

•	Detailed credit and structural evaluation for each piece of collateral in the debt security;
•	Collateral performance projections for each piece of collateral in the debt security;
•	Terms of the debt security structure; and
•	Discounted cash flow modeling.

The following table presents the balances of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in 000’s)	September 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$92,979	$-	$89,337	$3,642

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in 000’s)	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$122,966	$-	$122,966	$-

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

(Dollars in 000’s)	Available for Sale Securities
Balance, December 31, 2009	$-
Total realized and unrealized gains (losses):
Included in earnings
Included in other comprehensive income	145
Purchases, sales, issuances and settlements, net	-
Transfers in and (out) of Level 3	3,497
Balance, September 30, 2010	$3,642

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBS certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, we record any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2010. Gains and losses on the sale of loans are recorded within other operating income on the Consolidated Statements of Operations.

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

The following table summarizes our assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at September 30, 2010
		Quoted Prices
		in Active	Significant
(Dollars in 000’s)		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets: Impaired Loans, net of valuation allowance	$27,412	$-	$27,412	$-
Other real estate owned, net of valuation allowance	$3,000	$-	$3,000	$-

		Carrying value at December 31, 2009
		Quoted Prices
		in Active	Significant
(Dollars in 000’s)		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets: Impaired Loans, net of valuation allowance	$24,476	$-	$24,476	$-
Other real estate owned, net of valuation allowance	$3,575	$-	$3,575	$-

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

Mortgage and SBA loans held for sale:  The carrying amount of loans held for sale approximate their fair values.

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

The following is a summary of the carrying amounts and estimated fair values of our financial assets and liabilities at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Dollars in 000’s		Dollars in 000’s
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$13,101	$13,101	$8,010	$8,010
Federal funds sold	17,350	17,350	4,493	4,493
Securities available for sale	92,979	92,979	122,966	122,966
Securities held to maturity	2,526	2,593	4,441	4,526

Mortgage and SBA loans held for sale	1,071	1,071	2,143	2,143
Loans, net	261,614	258,856	281,490	289,738
Accrued interest receivable	1,715	1,715	2,415	2,415

Financial liabilities:
Demand and variable rate deposits	154,432	154,432	155,349	155,349
Certificates of deposit	200,544	202,972	230,177	233,287
Securities sold under repurchase
agreements	3,127	3,127	2,707	2,707
FHLB borrowings	40,000	44,233	50,000	53,255
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	951	951	574	574

At September 30, 2010 and December 31, 2009, we had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 7.  Income Taxes

The Company incurred a net loss of $12.1 million and $13.2 million for the three and nine months, respectively, ended September 30, 2010. This loss resulted, in part, from dramatic increases in non-performing assets. Additionally, due to these recent significant losses, the Company was unable to ascertain it would generate sufficient net income in the near term to realize its deferred tax assets, and therefore, established a deferred tax valuation allowance during the three months ended September 30, 2010.

Note 8.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
(Dollars in 000’s)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Advertising and public relations	$46	$68	$142	$177
Taxes and licenses	57	66	177	199
Legal and professional fees	225	63	446	210
Consulting fees	240	55	580	184
Outsourced data processing fees	134	89	408	269
Other	626	513	1,761	1,541
Total other operating expenses	$1,328	$854	$3,514	$2,580

Note 9.  Deferral of Dividends on Preferred Stock and Deferral of Interest on Capital Trust Preferred Securities

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of September 30, 2010 is $426 thousand.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5,155,000 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, effective March 31, 2010.  As of September 30, 2010 the total arrearage on such interest payments is $126 thousand.

Note 10.  Regulatory Matters

Over the past twenty-four months, the Company’s capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in its investment and loan portfolios. As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, the Company has entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires the Company to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that the Company shall:

●	submit written plans to the Bureau of Financial Institutions and the Federal Reserve to strengthen corporate governance and board and management structure;

●	strengthen board oversight of the management and operations of the Company;

●	strengthen credit risk management and administration;

●	establish ongoing independent review and grading of the Company’s loan portfolio; enhance

●	internal audit processes;

●	improve asset quality;

●	review and revise our methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;

●	maintain sufficient capital;

●	establish a revised contingency funding plan;

●	establish a revised investment policy; and

●	improve the Company’s earnings and overall condition.

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q for the quarter ended September 30, 2010, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report, and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K/A for the year ended December 31, 2009 (2009 Form 10-K/A), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.

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

Written Agreement with the Bureau of Financial Institutions and the Federal Reserve

Over the past twenty-four months, our capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in our investment and loan portfolios. As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we have entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires us to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that we shall:

●	submit written plans to the Bureau of Financial Institutions and the Federal Reserve to strengthen corporate governance and board and management structure;

●	strengthen board oversight of the management and operations of Central Virginia Bank;

●	strengthen credit risk management and administration;

●	establish ongoing independent review and grading of our loan portfolio; enhance internal audit processes;

●	improve asset quality;

●	review and revise our methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;

●	maintain sufficient capital;

●	establish a revised contingency funding plan;

●	establish a revised investment policy; and

●	improve our earnings and overall condition.

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.

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

On February 12, 2010, we notified the U.S. Department of the Treasury that our Board of Directors determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of September 30, 2010 is $426 thousand.

Impact of Income Tax Valuation

The Company determined that a $12.1 million valuation allowance on its deferred tax assets should be recognized as of September 30, 2010. The Company decided to establish a valuation allowance against the deferred tax asset because it is uncertain when it will realize this asset.

Factors Impacting Our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial and residential mortgage loans, commercial real estate debt, mortgage-backed securities and other financial assets in the marketplace.  Our net interest income includes the actual payments we receive and is also impacted by the level of loans that are not accruing interest due to their delinquency level.  Our net interest income varies over time, primarily as a result of changes in interest rates, volume and levels of interest earning assets and interest paying deposits and liabilities.  Interest rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be impacted by credit losses in excess of the amounts that we have provided for at September 30, 2010.

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

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:
●	the interest expense associated with our borrowings to increase;
●	the value of our fixed rate investment securities to decline;
●	the interest expense associated with our variable rate deposits to increase;
●	coupons on our variable rate loans to reset, although on a delayed basis, to higher interest rates to the extent allowed by individual loan floors and caps; and
●	to the extent applicable under the terms of our assets, prepayments on our mortgage loan portfolio

●	and mortgage-backed securities to slow thus increasing the duration of these assets.

Conversely, decreases in interest rates, in general, may over time cause:
●	to the extent applicable under the terms of our assets, prepayments on our mortgage loans and mortgage-backed securities to increase thus shortening the duration of these assets;
●	the interest expense associated with our variable rate deposits and borrowings to decrease;
●	the value of our fixed rate investment securities to increase; and
●	coupons on our adjustable-rate loans to reset, although on a delayed basis, to lower interest rates subject to interest rate floors on the individual loan.

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks.

Summary Results

For the quarter ended September 30, 2010, we reported a loss of $12.1 million. This compares to a loss of $1.1 million in the quarter ended September 30, 2009.  The decline in net income is $11.0 million when compared to earnings in the third quarter of 2009.  The decrease is primarily due to increased levels of provision for loan losses recorded in the third quarter of 2010 and the establishment of a deferred tax asset valuation allowance in the third quarter of 2010.   Reported net income, net of $161 thousand in accrued dividends and accretion of discount on preferred stock, resulted in a net loss available to common shareholders of $12.3 million for the quarter ended September 30, 2010 compared to a net loss available to common shareholders of $1.2 million for the same quarter of the previous year.  Basic and diluted loss per share decreased $4.23 to ($4.69) for the quarter ended September 30, 2010 from $(0.46) for the comparable period 2009.  The loss on average assets for the third quarter 2010 was (11.01)% versus (0.78)% for the third quarter of 2009. The loss on shareholders’ equity was (174.10)% compared to (14.25)% in the third quarter of 2009.

For the year to date 2010, we reported a loss of $13.2 million.  This compares to a loss of $885 thousand for the same period in 2009.  The decline in net income is $12.3 million when compared to year to date earnings in 2009.  The decrease is primarily due to higher levels of provision for loan losses recorded in 2010 compared to 2009 and the establishment of a deferred tax asset valuation allowance in the third quarter of 2010.  Reported net income, net of $481 thousand in accrued dividends and accretion of discount on preferred stock, resulted in a net loss available to common shareholders of $13.6 million for the year to date 2010 compared to a net loss available to common shareholders of $885 thousand for the first nine months of 2009.  Basic and diluted loss per share decreased $4.70 to ($5.20) for the year to date 2010 from $(0.50) for the comparable period 2009.  The loss on average assets for the year to date 2010 was (3.84)% versus (0.22)% for the same period 2009. The loss on shareholders’ equity was (62.84)% for the year to date 2010 compared to (4.03)% in the same period 2009.

Revenue, the sum of net interest income and noninterest income, of $4.1 million in third quarter 2010 was $300 thousand lower than the $4.4 million earned in the third quarter 2009.  The largest contributor to this decrease was lower net interest income of $0.5 million offset by a decline in realized losses on available for sale securities of $0.3 million.  Our net interest margin remained flat at 3.30% in the third quarter 2010 and the third quarter 2009.

Revenue of $12.5 million for the year to date 2010 was $600 thousand lower compared with the same period in 2009.  The largest contributor to this decrease was lower net interest income of $0.7 million.  Our net interest margin improved to 3.08% for the year to date 2010 compared to 2.95% for the same period in 2009.

Our allowance for loan losses was $10.5 million at September 30, 2010, compared with $10.8 million at

December 31, 2009, and we believe was adequate for losses inherent in the loan portfolio at September 30, 2010, including both performing and non-performing loans.  At September 30, 2010, total assets declined $49.5 million or 10.5% to $423.7 million from $473.2 million at December 31, 2009.  We continue to reduce our liabilities as total liabilities at September 30, 2010 declined $39.3 million or 8.8% to $407.7 million from $447.0 million at December 31, 2009.  Total stockholders’ equity decreased $10.2 million to $16.0 million at September 30, 2010 from $26.2 million at December 31, 2009.

Our financial results for the third quarter 2010 compared to the third quarter 2009 included the following:

Our net interest income in the third quarter 2010 was $3.2 million.  Our net interest margin in the third quarter 2010 remained flat at 3.30% compared to the third quarter 2009. Total interest income for the quarter was $5.3 million while total interest expense was $2.1 million. Interest income was lower by 21.3% from a year earlier due to a reduction in interest on our investment securities of $672 thousand compared to the third quarter of 2009 and $756 thousand in lower earnings from our loan portfolio due to having $24.8 million in non-accrual loans.  Our interest expense declined by 30.9% from the prior year’s third quarter due primarily to lower interest rates on deposits and a $25.2 million reduction in the average balance of certificate of deposits partially offset by an increase in the average balance of demand and savings deposits, from the third quarter 2009.

Non-interest income of $0.9 million increased 31.1%, or $0.2 million from the prior year’s third quarter total of $0.7 million. This increase was due primarily to a decline in our realized losses on the sale of securities available for sale.

Total non-interest expense for the third quarter 2010 was $3.6 million, a decrease of 32.1% or $1.7 million as compared to $5.3 million last year. The decrease was due primarily to lower Other Than Temporary Impairment (OTTI) charges on our investment portfolio of $2.2 million offset partially by higher OREO valuation expenses of $233 thousand, and professional fees of $210 thousand incurred primarily in connection with our written agreement.

We are continuing our efforts to reduce all controllable expenses while increasing categories of non-interest income with a goal of improving our efficiency ratio in future quarters.

For the third quarter 2010, $1.9 million was added to the allowance for loan losses, compared to the same period in 2009, when $1.0 million was added to the allowance. Our charge-offs for the third quarter 2010 were $1.8 million compared to $0.1 million for the comparable period in 2009.  We believe that a reserve of 3.86% of total loans, at September 30, 2010 was sufficient to absorb any potential future losses. However, we will adjust our reserves in response to changes in the market and our reserve percentage may change. The allowance for loan losses now represents 32.6% of quarter-end non-performing assets, compared to 24.3% in the third quarter of the prior year. During the third quarter we also increased our valuation reserve for other real estate totaling $203 thousand. The total of other real estate decreased by $0.9 million from the preceding quarter, net of the valuation allowance.

Our financial results for the nine months ending September 30, 2010 compared to the nine months ending September 30, 2009 included the following:

Our year-to-date 2010 net interest income was $9.5 million compared to $10.1 million for year-to-date 2009. The lower interest rate environment helped our net interest margin for the first half of 2010, resulting in a net interest margin of 3.08% an increase of 13 basis points from 2.95% for the comparable period of 2009. Total interest income for year-to-date 2010 was $16.3 million while total interest expense was $6.9 million. Interest income was lower by 17.2% from a year earlier due to a reduction in interest income on our investment securities of $2.0 million compared to the same period of 2009 and $1.4 million in lower interest income on our loan portfolio due primarily from having higher balances of non-accrual loans.  Our interest expense declined by 28.5% from the prior year’s first nine months due primarily to $2.3 million in lower interest expense on deposits in addition to $447 thousand in lower interest expense from borrowings.

Non-interest income of $3.0 million remained unchanged from the prior year’s year-to-date total of $3.0 million.

Total non-interest expense for year-to-date 2010 was $10.9 million, a decrease of 15.50% or $2.0 million as compared to $12.9 million last year. The decrease was due primarily to lower OTTI charges on our investment portfolio offset partially by higher OREO valuation expenses, and professional fees incurred primarily in connection with our written agreement with the Bureau of Financial Institutions and the Federal Reserve.

For year-to-date 2010, we added $5.1 million to the allowance for loan losses, compared to $1.9 million for the same period in 2009. This increase of $3.2 million is due to a higher balance of non-performing loans at September 30, 2010 compared to December 31, 2009.  Our charge-offs were $5.7 million for the first nine months of 2010 compared to $0.9 million for the comparable period in 2009.  During the first nine months of 2010 we also increased our valuation reserve for other real estate totaling $789 thousand as compared to zero during the comparable period in 2009.

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Our net interest income was $3.2 million and $9.5 million, respectively, for the third quarter of 2010 and first nine months of 2010.  Our net interest income was $3.7 million and $10.1 million, respectively for the same periods of 2009; representing a decrease of $0.5 million and $0.6 million, respectively.  These decreases were due primarily to a decline in interest income earned on both our loan and investment portfolios as a result of having an increase in non-accrual loans, offset by declines in our interest expense paid on interest paying deposits.

Our net interest margin is a measure of our net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. Our net interest margin for the third quarter of 2010 was 3.30% unchanged from 2009.  The net interest margin for the first nine months of 2010 was 3.08% compared to 2.95% for the comparable period in 2009.  Our increase in net interest margin was due primarily to a reduction in our higher interest cost borrowings and a reduction in our time deposits.

Our total interest income was $5.3 million and $16.3 million for the third quarter and first nine months of 2010, respectively, down from $6.7 million and $19.7 million, respectively from a year ago due to the following:

Loan portfolio
●
Interest and fees on loans was $4.2 million and $12.4 million for the third quarter and first nine months of 2010, respectively, down from $4.9 million and $13.8 million a year ago. The decrease was due to a decline in loans of $20.2 million, or 6.91%, from December 31, 2009 to September 30, 2010, as well as an increase in non-accrual loans.

●	During the third quarter of 2010, our average loans totaled $278.5 million, a decrease of $22.0 million or 7.3% from $300.5 million in the third quarter of 2009.

●	During the first nine months of 2010, our average loans totaled $285.6 million, a decrease of $13.2 million or 4.4% from $298.8 million in the first nine months of 2009.
●
Our fully taxable equivalent annualized yield on loans decreased to 5.99% for the third quarter 2010 from 6.56% in the comparable quarter of 2009 due primarily to an increase in non-performing loans and the declining rate environment.

●	Our fully taxable equivalent annualized yield on loans decreased to 5.80% for the first nine months of 2010 from 6.16% in the comparable period of 2009.

Securities portfolio
●
Interest on securities was $1.2 million and $4.1 million on a tax equivalent basis for the third quarter and first nine months of 2010, respectively, down from $1.9 million and $6.2 million a year ago.

●	Our average investment securities totaled $104.9 million in the third quarter of 2010, a decrease of $49.1 million or 31.9% from $154.0 million in the third quarter of 2009.
●	Our average investment securities totaled $119.7 million in the first nine months of 2010, a decrease of $43.0 million or 26.4% from $162.7 million in the first nine months of 2009.
●
Our investment securities in the third quarter of 2010 yielded 4.42%, compared to 4.86% in the third quarter of 2009 as security yields have been affected by the declining rate environment as reinvestment of $10.7 million in the sales, calls or maturities of securities during the third quarter 2010 have been at lower yields, and the reduction in higher yielding assets from the OTTI write-down of various security investments in 2009.

●	Our fully taxable equivalent annualized yield on securities decreased to 4.53% for the first nine months of 2010 from 5.08% in the comparable period of 2009.

Our average interest earning assets totaled $395.8 million in the third quarter of 2010, a decrease of $66.0 million or 14.3% from $461.8 million in the third quarter of 2009. Our tax-equivalent yield on total interest earning assets dropped to 5.39% in the third quarter 2010 from 5.89% in the same quarter 2009 resulting in a decrease of $1.4 million in total interest income for the third quarter 2010.

Our total interest expense was $2.1 million and $6.9 million for the third quarter and first nine months of 2010, respectively, down from $3.0 million and $9.6 million, respectively from a year ago due to the following:

Deposits
●
Our interest expense on deposits was $1.6 million and $5.5 million for the third quarter and first nine months of 2010, respectively down from $2.5 million and $7.8 million a year ago due to a combination of lower balances on our higher paying certificate of deposit accounts and a decrease in interest rates paid on interest bearing deposit, savings accounts, and time deposits.

●
Our total average deposits were $322.9 million for the third quarter 2010, a decrease of $17.1 million or 5.0% from $340.0 million for the third quarter 2009.  The decline was primarily in our certificate of deposits offset by growth in interest paying demand accounts and savings accounts.

●
Our total average deposits were $335.0 million for the first nine months of 2010, an increase of $0.6 million or less than 1% from $334.4 million for the first nine months of 2009.  The increase was primarily due to the growth in our interest paying demand accounts and savings accounts offset by a decline in our certificate of deposits.

●
Our rate paid on deposits for the third quarter 2010 was 2.01% down from 2.93% for the third quarter 2009 as the impact of the shift in our deposit mix discussed above took effect and also due to the downward repricing of many of our deposits and an overall decline in rates that we offer.

●	Our rate paid on deposits for the first nine months of 2010 was 2.18% down from 3.09% for the first nine months of 2009.

Borrowings
●
Interest on borrowings was $0.4 million and $1.4 million for the third quarter and first nine months of 2010, respectively down from $0.5 million and $1.8 million a year ago due to lower short-term borrowings necessary to fund our assets due to declining asset balances.

●	Our average balance on borrowings for the third quarter 2010 was $48.3 million down from $78.0 million for the third quarter 2009, representing a $29.7 million or 38.1% decline in average borrowings.
●
Our average balance on borrowings for the first nine months of 2010 was $54.0 million down from $94.5 million for the first nine months of 2009, representing a $40.5 million or 42.9% decline in average borrowings.

●
Our average interest rate on borrowings for the third quarter of 2010 was 3.74% up from 2.62% for the third quarter 2009 because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased and securities sold under repurchase agreements, which carry the lowest cost of funds rate.

●
Our average rate on borrowings for the first nine months of 2010 was 3.42% up from 2.59% for the first nine months of 2009 because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased and securities sold under repurchase agreements, which carry the lowest cost of funds rate.

The yield on our interest-bearing liabilities decreased to 2.23% in the third quarter 2010 compared to 2.87% in the third quarter 2009.   Our average interest-bearing liabilities decreased $46.8 million or 11.2% to $371.2 million in the third quarter of 2010 compared to $418.0 million in the third quarter of 2009.

The following table sets forth our average interest earning assets (on a taxable equivalent basis) and our average interest bearing liabilities, the average yields earned on assets and rates paid on liabilities, and our net interest margin, for the periods indicated.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$12,388	$7	0.23%	$7,337	$5	0.30%
Securities: (1)
U. S. Treasury and other government agencies and corporations	68,896	746	4.32%	93,386	1,083	4.64%
States and political subdivisions (2)	7,520	124	6.60%	15,388	256	6.65%
Other securities	28,486	291	4.09%	45,198	533	4.72%
Total securities	104,902	1,161	4.42%	153,972	1,872	4.86%
Loans (2)	278,480	4,169	5.99%	300,486	4,925	6.56%
Total interest-earning assets	395,770	$5,337	5.39%	461,795	$6,802	5.89%
Allowance for loan losses	(10,350)			(4,312)
Cash and other non interest-earning assets	55,047			34,443
Total Assets	$440,467			$491,926

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$78,987	$167	0.85%	$74,942	$246	1.31%
Savings	38,234	87	0.91%	34,189	98	1.15%
Other time	205,685	1,367	2.66%	230,882	2,144	3.71%
Total deposits	322,906	1,621	2.01%	340,013	2,488	2.93%

Fed funds purchased and securities sold under REPO	3,144	5	0.64%	24,944	46	0.74%
FHLB Term advances	40,000	411	4.11%	40,000	414	4.14%
FHLB Overnight advances	-	-	-	7,935	8	0.40%
Capital trust preferred securities	5,155	36	2.79%	5,155	44	3.41%
Total borrowings	48,299	452	3.74%	78,034	512	2.62%
Total interest-bearing liabilities	371,205	2,073	2.23%	418,047	3,000	2.87%
Demand deposits	39,536			37,630
Other non interest bearing liabilities	1,858			3,762
Total Liabilities	412,599			459,439
Stockholders’ Equity	27,868			32,487
Total Liabilities and Stockholders’ Equity	$440,467			$491,926
Net interest spread		$3,264	3.16%		$3,802	3.02%
Net interest margin (3)			3.30%			3.29%

(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.
(3) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$12,690	$21	0.22%	$8,935	$15	0.22%
Securities: (1)
U. S. Treasury and other government agencies and corporations	79,494	2,645	4.42%	93,886	3,358	4.77%
States and political subdivisions (2)	10,033	511	6.79%	15,936	796	6.66%
Other securities	30,186	920	4.06%	52,835	2,038	5.14%
Total securities	119,713	4,076	4.53%	162,657	6,192	5.08%
Loans (2)	285,576	12,425	5.80%	298,754	13,804	6.16%
Total interest-earning assets	417,979	$16,522	5.27%	470,346	$20,011	5.67%
Allowance for loan losses	(10,312)			(4,009)
Cash and other non interest-earning assets	48,993			33,972
Total Assets	$456,660			$500,309

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$82,411	$584	0.94%	$70,498	$727	1.37%
Savings	37,081	270	0.97%	32,704	299	1.22%
Other time	215,462	4,622	2.86%	231,222	6,735	3.88%
Total deposits	334,954	5,476	2.18%	334,424	7,761	3.09%

Fed funds purchased and securities sold under REPO	3,758	18	0.60%	33,440	202	0.81%
FHLB Term advances	40,000	1,229	4.10%	42,289	1,327	4.18%
FHLB Overnight advances	5,114	15	0.39%	11,363	42	0.49%
Loan payable	-	-	-	2,256	116	6.86%
Capital trust preferred securities	5,155	127	3.26%	5,155	149	3.85%
Total borrowings	54,027	1,389	3.42%	94,503	1,836	2.59%
Total interest-bearing liabilities	388,981	6,865	2.35%	428,927	9,597	2.98%
Demand deposits	38,266			39,431
Other non interest bearing liabilities	1,508			2,685
Total Liabilities	428,755			471,043
Stockholders’ Equity	27,905			29,266
Total Liabilities and Stockholders’ Equity	$456,660			$500,309
Net interest spread		$9,657	2.92%		$10,414	2.69%
Net interest margin (3)			3.08%			2.95%

(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.
(3) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

NON-INTEREST INCOME

Non-interest income of $0.9 million increased 28.6%, or $0.2 million from the prior year’s third quarter total of $0.7 million. This increase was due primarily to a decline in our realized losses on the sale of securities available for sale.  Third quarter 2010 non-interest income included:

●	Deposit fees and charges, down $63 thousand from a year ago.
●
Bank card fees, which are a component of other service charges, commissions and fees, of $151 thousand, up 6% year over year, due to higher transaction volumes and to a lesser extent growth in outstanding accounts.

●	Increase in cash surrender value by $8 thousand to $116 thousand compared to last year due to slightly higher actuarial gains on our bank owned life insurance policies.
●	Secondary mortgage market loan fees, down $30 thousand from a year ago reflecting lower origination and sale of our conforming residential mortgage loans.
●	Decline of $271 thousand in realized losses on the sale of securities available for sale from last year due to fewer sales of securities in a loss position.

Year to date 2010 non-interest income of $3.0 million decreased less than 1%, or $26 thousand from the first nine months of 2009.  Year to date 2010 non-interest income included:

●	Deposit fees and charges, flat from a year ago.
●	Bank card fees, of $448 thousand, up 13.99% year over year, due to higher transaction volumes and to a lesser extent growth in outstanding accounts.
●	Cash surrender value was flat from a year ago.
●	Secondary mortgage market loan fees, down $63 thousand from a year ago reflecting lower origination and sale of our conforming residential mortgage loans.
●	Increase of $61 thousand in realized gains on the sale of securities available for sale from last year due to fewer sales of securities in a loss position.

NON-INTEREST EXPENSES

Total non-interest expense for the third quarter 2010 was $3.6 million, a decrease of 32.08% or $1.7 million as compared to $5.3 million last year. Third quarter non-interest expense included:

●	Salaries and benefits totaled $1.2 million in the third quarter, a decrease of $0.4 million or 25% from $1.6 million last year to reflect our focus on efficiencies in our operations.
●
FDIC insurance expense increased $201 thousand dollars from last year due primarily to increases in premium charged by the FDIC on our deposits.  We expect that FDIC insurance expense may continue at a higher level for the foreseeable future.

●	Loss on devaluation of other real estate owned increased $233 thousand compared to last year due to the adjustment to fair value of certain of the bank’s foreclosed properties.
●
Legal, professional and consulting fees totaled $465 thousand in the third quarter, an increase of $347 thousand from last year reflecting incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve.

●	OTTI charges on our investment securities portfolio was zero, a decrease of $2.2 million from last year. We do not expect significant OTTI charges during 2010.

Total non-interest expense for year to date 2010 was $10.9 million, a decrease of 15.50% or $2.0 million as compared to $12.9 million last year. Year to date 2010 non-interest expense included:

●	Salaries and benefits totaled $4.3 million, a decrease of $0.6 million or 12.24% from $4.9 million last year to reflect our focus on efficiencies in our operations.
●
FDIC insurance expense was up $287 thousand from last year as a result of substantially higher premium rates coupled with the growth in average deposits. We expect that FDIC insurance expense may continue at a higher level for the foreseeable future.

●	Loss on devaluation of other real estate owned increased $789 thousand compared to last year due to the adjustment to fair value of certain of the bank’s foreclosed properties.
●
Legal, professional and consulting fees totaled $1.0 million in the first nine months of 2010, an increase of $0.6 million from last year reflecting incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve.

●	OTTI charges on our investment securities portfolio was $87 thousand, a decrease of $3.3 million from last year. We do not expect significant OTTI charges during 2010.

We are continuing our efforts towards reducing all controllable expenses while increasing categories of non-interest income.

INCOME TAXES

We reported income tax expense of $10.7 million in the third quarter of 2010, compared to a benefit of $821 thousand in the third quarter of 2009.  On a year to date basis, we reported income tax expense of $9.7 million in 2010 compared to an income tax benefit of $740 thousand in 2009.  Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the gross deferred tax asset would not be realized. At September 30, 2010, management conducted such an analysis and determined that an establishment of a valuation allowance of $12.1 million was prudent given our historical losses.  There is no impact on our calculation of Tier One Capital for regulatory purposes given the net deferred tax assets were already excluded from the calculation.

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

At September 30, 2010, total loans net of unearned income were $272.1 million and had decreased by $20.2 million or 6.9% from December 31, 2009, and had decreased $27.0 million or 9.0% from September 30, 2009. The loan to deposit ratio was 76.7% at September 30, 2010, compared to 75.8% at December 31, 2009 and 79.0% at September 30, 2009.  The size of our loan portfolio has been reduced primarily as a result of declining demand of qualified applicants in our marketplace and an increase in charge-offs of $5.9 million.

The table below shows the percentage of our various loan categories as a percentage of our total loans for the respective periods:

	September 30, 2010	December 31, 2009	September 30, 2009
Real estate related loans	76.3%	74.0%	74.1%
Consumer loans	2.7%	2.9%	2.9%
Commercial and industrial loans	21.0%	23.1%	23.0%
Total	100%	100%	100%

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

Our non-performing assets at the end of the third quarter 2010 increased to $32.2 million compared to $19.9 million at the end of the third quarter of the prior year and decreased slightly from $32.5 million for the immediately preceding quarter. This increase resulted primarily from an increase in loans that are on a non-accrual basis. The trajectory of growth in non-performing assets declined in the third quarter as the increase from December 31, 2009 was 8.8% and the decrease from June 30, 2010 was 1.1%. A majority of non-performing and past due loans are secured. Therefore losses, if any, will be lessened by the fair value of the liquidation of the collateral securing the loans.

The following table summarizes our non-performing assets:

	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009

Loans accounted for on a non-accrual basis	$24,839	$26,164	$24,799	$21,655	$9,058
Loans contractually past due 90 days or more as to interest or principal payments and still accruing (not included in non-accrual loans above)	2,167	355	881	2,177	4,353
Total non-performing loans	$27,006	$26,519	$25,680	$23,832	$13,411
Other real estate owned	3,000	3,850	3,339	3,575	3,510
Other non-performing assets	2,165	2,165	2,165	2,165	2,981
Total non-performing assets	$32,171	$32,534	$31,184	$29,572	$19,902

As of September 30, 2010 loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $3.6 million.  There were no troubled debt restructurings at December 31, 2009.

We foreclose on delinquent real estate loans when all other repayment possibilities have been exhausted.  Our practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The current extended decline in the national economy and unemployment rates from 2007 to the end of the third quarter 2010 has also negatively affected the local real estate market.  The majority of the non-performing loans are real estate related.  As such, over the next several quarters, we anticipate that our total non-performing assets will likely stay at historically elevated levels and then begin to decline. We further believe that the majority of nonperforming loans are adequately secured by collateral.

We have analyzed the potential risk of loss in our loan portfolio, given the loan balances and the value of the underlying collateral, and have recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of our periodic internal and external loan review process. We do not believe that the current level of non-performing loans at September 30, 2010 is reflective of any significant systemic problem within our loan portfolio but rather is a reflection of the current economic environment. We review the adequacy of our allowance for loan loss at the end of each month. We use a loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss.  We also evaluate adversely classified loans relative to their collateral value and make appropriate reductions to the carrying value of those loans to approximate fair value based on that review.  Should any of the individual classified loans deteriorate further in the future, additional write downs may be required. Our ratio of the allowance for loan losses to total loans was 3.86% at September 30, 2010; 3.70% at December 31, 2009; and 1.61% at September 30, 2009.  At September 30, 2010, the ratio of the allowance for loan losses to total non-performing assets was 32.6% compared to 36.5% at December 31, 2009 and 24.3% at September 30, 2009.  These ratios declined at

September 30, 2010 compared to December 31, 2009 primarily due to charge-offs that were specifically reserved at year-end being in excess of the required provision for loan losses we recorded in the current quarter.  We believe that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is adequate as of September 30, 2010 to provide for potential losses. However, considering the current state of the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, we expect that additions to our reserve for possible loan losses, may be necessary in the future.

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

Given the activity in our net charged off loan levels, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total nonperforming assets, we concluded that it would be appropriate to continue to make additions to the allowance for loan losses. We made a provision for loan losses of $1.9 million in the third quarter of 2010, following a provision of $2.9 million in the second quarter of 2010 and a provision of $7.6 million in the fourth quarter of 2009.  We will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. We anticipate that we will continue to make provisions as losses are taken in subsequent periods. The decision to continue, increase or decrease additions to the reserve will be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing and adversely classified loans. Despite our best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized.  Any such adjustments are made in the reporting period when the relevant factors become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

SECURITIES

Our investment securities portfolio serves primarily as a source of liquidity and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the FHLB or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment income, available for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the third quarter 2010, total securities were $95.5 million, a decrease of $31.9 million or 25.0% compared to December 31, 2009 balances of $127.4 million, and have decreased by $27.0 million or 22.0% since the September 30, 2009 balance of $122.5 million.  These decreases were due primarily to calls, maturities, and paydowns of various securities.  The proceeds from the reduction in securities were used to fund the decline in our time deposit balances.  Additionally, we recorded $6.7 million of OTTI in 2009 on our portfolio of Collateralized Debt Obligation (“CDO”) securities that are available for sale.

Our securities portfolio consists of two components, securities available for sale and securities held to maturity. Securities are classified as held to maturity when we have the intent and the ability at the time of purchase to hold the securities to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at fair value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Our investment policy requires that all rated securities that are purchased must be investment grade or better. Our recent purchases of securities have been securities of investment grade credit quality with short to intermediate and occasionally, longer term maturities.

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in our judgment, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We conducted impairment reviews as of September 2010 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would not be required to sell the securities before the recovery of the entire amortized cost basis of the security.  We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

●	$175 thousand Ally Bank (formerly GMAC) Perpetual Preferred Stock,
●	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
●	$2 million Citigroup 6.95% maturing 9/15/2031,
●	$2 million Bank Boston Capital 1.007% maturing 1/15/2027,
●	$2 million Bank of America Capital .8213% maturing 1/15/2027,
●	$2 million Sallie Mae senior debt 5.3% maturing 6/15/2013 and
●	$2 million in Sallie Mae preferred stock.

We hold eleven CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred securities. As noted in Note 2 to the consolidated financial statements, seven of the eleven securities now have ratings that are below minimum investment grade. We use an independent valuation firm that specializes in valuing debt securities.  The independent firm evaluates all relevant credit and structural aspects of each debt security, determining appropriate performance assumptions and performing discounted cash flow analysis.  The following topics are covered in their evaluation:

●	Detailed credit and structural evaluation for each piece of collateral in the debt security;
●	Collateral performance projections for each piece of collateral in the debt security;
●	Terms of the debt security structure; and
●	Discounted cash flow modeling.

Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of September 30, 2010. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

During the third quarter of 2010, we recorded no other-than-temporary impairment charges.  We determined this based on our estimate of credit losses on the related securities.  This estimate was based on an independent analysis from an outside firm that specializes in valuing complex financial instruments.  We reviewed the assumptions used in the analysis and believe that these assumptions are reasonable.

Our fully taxable equivalent annualized average yield on the entire portfolio was 4.42% for the third quarter of 2010, compared to 4.86% for the same period in 2009. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

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

Total deposits were $355.0 million as of September 30, 2010, a decrease of $30.5 million or 7.9% from $385.5 million at December 31, 2009.  Total deposits have decreased by $23.7 million or 6.3% from the September 30, 2009 level of $378.7 million. The decrease in deposits is primarily due to the decline in the interest rate paid on time deposits.  The average aggregate interest rate paid on interest bearing deposits was 0.94% in the first nine months of 2010, compared to 1.37% for the corresponding period in 2009.  The majority of our deposits are higher yielding certificates of deposit because many of our customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At September 30, 2010 certificates of deposit represented 56.5% of total deposits as compared to 66.8% at December 31, 2009 and 61.1% at September 30, 2009.

The following table is a summary of our time deposits of $100,000 or more by remaining maturities at September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009:

	Time Deposits $100,000 or More (Dollars in thousands)
	September 30, 2010	June 30, 2010	March 31, 2010	December31, 2009
Three months or less	$11,780	$10,512	$16,297	$14,619
Three to twelve months	32,615	33,216	31,532	33,375
Over twelve months	20,866	24,893	25,009	26,236
Total	$65,261	$68,621	$72,838	$74,230

Our total borrowings at September 30, 2010 were $48.3 million, and consisted of overnight borrowings of $3.1 million, term borrowings of $40.0 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the first nine months of 2010 was 3.42% compared to 2.59% in the comparable period of 2009.  The increase in the weighted average interest rate during the first nine months of 2010 as compared to the first nine months of 2009 was due to less reliance on federal funds purchased, which have an interest rate of less than 1 percent.

The $3.1 million in overnight borrowings at September 30, 2010, consisted of federal funds purchased and repurchase agreements, and we had no overnight advances from the FHLB.  At December 31, 2009 we had $12.7 million in overnight borrowing with $2.7 million in federal funds purchased and repurchase agreements and $10.0 million in overnight advances from the FHLB.  Of the $17.8 million in overnight borrowings at September 30, 2009, $7.8 million was in federal funds purchased and repurchase agreements and $10.0 million was with overnight advances from the FHLB. Our $40.0 million in term borrowings at September 30, 2010 were structured borrowings from the FHLB and the balance was unchanged compared to December 31, 2009 and September 30, 2009. The structured borrowings from the FHLB at September 30, 2010 consisted of various, convertible term advances, and have not materially changed in composition or structure since December 31, 2009. The weighted average cost of these borrowings in the first nine months of 2010 was 4.10% compared to 4.18% in the comparable period of 2009.

As of September 30, 2010, we had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033.  The current weighted average cost of these borrowings in the first nine months of 2010 was 3.26% compared to 3.85% in the comparable period of 2009. The aggregate rate on all interest bearing liabilities for the first nine months of 2010 was 2.35%, compared to 2.98% in the comparable period of 2009.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.  The Bank is considered to be “adequately-capitalized” for regulatory purposes at September 30, 2010.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Our total risk based capital position remains “adequate,” while our tier 1 risk-based capital ratio and leverage ratio continue to be above the “well capitalized” minimum levels at quarter end. As a result of a recently concluded examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we have entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve as of June 30, 2010.  The written agreement requires us to increase capital until the Bank significantly exceeds the capital level required to be classified as “well capitalized,” establish and submit definitive plans to strengthen board oversight; better monitor, control, and improve asset quality; and improve overall risk identification, forecasting and management, at Central Virginia Bank.  We had planned to pursue a Rights and Stock Offering in September; however, given the economy and the resulting effects on the equity markets in general and bank stocks in particular, we did not feel that it was the right time to attempt to access the capital markets.  We will continue to reassess the situation as appropriate.

At September 30, 2010, management determined that an establishment of a valuation allowance of $12.1 million on its deferred tax assets was prudent given our historical losses.  There is no impact on our calculation of Tier One Capital for regulatory purposes given the net deferred tax assets were already excluded from the calculation.

Banking regulations also require us to maintain certain minimum capital levels in relation to Bank assets.  A comparison of our actual regulatory capital as of September 30, 2010, with minimum requirements, as defined by regulation, is shown below:

	Actual
	Regulatory Minimum		September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0% 4.0% 4.0%		8.5%	8.7%	9.0%	9.2%
Tier 1 risk-based capital			7.3%	7.4%	7.8%	8.0%
Leverage ratio			5.4%	5.6%	5.9%	5.8%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	8.3%	8.3%	8.7%	8.8%
Tier 1 risk-based capital	4.0%	6.0%	7.0%	7.1%	7.4%	7.6%
Leverage ratio	4.0%	5.0%	5.1%	5.3%	5.7%	5.5%

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

We have entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of September 30, 2010 are $128.8 million, of which $88.8 million remains available to borrow.

The following table presents our contractual obligations at September 30, 2010 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period (Dollars in thousands)
	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Capital trust preferred securities	$5,155	$-	$-	$5,155	$-
FHLB borrowings (1)	40,000	-	20,000	5,000	15,000
Securities sold under repurchase agreements	3,127	3,127	-	-	-
Total	$48,282	$3,127	$20,000	$10,155	$15,000

(1)
Federal Home Loan Bank advances generally are callable prior to the maturity date indicated above. If the advance is called, the advance can be, at the option of the Bank, converted to another advance with a different interest structure, while maintaining the same maturity date. See Note 4 in Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include unfunded commitments to extend credit and standby letters of credit which would impact our liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

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

At September 30, 2010, our interest sensitivity gap was positive at the 1-month point and negative at the 2-month through the 12-month points. The cumulative gap is positive at the 1-month, and remains positive through the 12-month point. Since the largest amount of our interest sensitive assets and liabilities mature or re-price within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in our Annual Report on Form 10-K/A for the year ended December 31, 2009, as discussed in the section on interest rate sensitivity in Item 2 above.

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

Changes in Internal Control over Financial Reporting
No changes have occurred during the third quarter 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A      RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors of our annual report on Form 10-K/A for the year ended December 31, 2009 or a subsequent Form 10-Q.  The materialization of any risks or uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K/A or subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Forward-Looking Statements” in this quarterly report on Form 10-Q.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142,312.50 due on February 16, 2010, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of the date of the filing is $426,938.

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: November 15, 2010	/s/ Ralph Larry Lyons
Ralph Larry Lyons, President and Chief Executive
Officer (Principal Executive Officer)

Date: November 15, 2010	/s/ Charles F. Catlett, III
Charles F. Catlett, III, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350.