Form 10-K
period 2010-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2011-03-31
CIK 804561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

 The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Global Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,787,796.

At March 25, 2011 there were 2,625,786 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Principal Market Area. The Bank’s primary service areas are Powhatan and Cumberland Counties, eastern Goochland County and western Chesterfield and western Henrico Counties. The table below reflects the 2010 population of our market and growth rates from the 2000 census to the 2010 census from the U.S. Census Bureau.  Similar growth rates are expected for the foreseeable future.

	2010 Census Data	% of Total Market	Population Growth Rate from 2000 to 2010
Powhatan County	28,046	4.1%	25.3%
Cumberland County	10,052	1.5%	11.5%
Goochland County	21,717	3.2%	29.1%
Chesterfield County	316,236	46.3%	21.7%
Henrico County	306,935	44.9%	17.0%
Total Market Served	682,986	100.0%

The table below reflects the Bank’s various operating properties:

Property	Property Location	Operating Purpose
Main Office	Flat Rock, Powhatan County	Main Office and Branch
Village Marketplace	Village of Midlothian, Chesterfield County	Branch
Market Square Shopping Center	Brandermill, Chesterfield County	Branch
Bellgrade Shopping Center	Chesterfield County	Branch
Cumberland County Courthouse	Cumberland County	Branch
Cartersville	Cumberland County	Branch
Wellesley	Short Pump, Henrico County	Branch

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

The Bank’s plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. As the Bank’s primary service area continues to shift from rural to suburban in nature, the Bank will compete aggressively for customers through its traditional personal service and hours of operation. The Bank will also emphasize the origination of construction loans as the area becomes more developed. Consistent with its focus on providing community based financial services, the Bank does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers are directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. The Bank will continue to evaluate the feasibility of entering into other markets as opportunities to do so become available.

Recent Regulatory Developments.  Over the past thirty-six months, the Bank’s capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in its investment and loan portfolios. As a result of a 2009 examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, the Bank entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve on June 30, 2010.  The written agreement is available on the Federal Reserve’s website at http://www.federalreserve.gov/newsevents/press/enforcement/20100706a.htm.  The written agreement requires the Bank to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that the Bank shall:

•	submit written plans to the Bureau of Financial Institutions and the Federal Reserve to strengthen corporate governance and board and management structure;
•	strengthen board oversight of the management and operations of Central Virginia Bank;
•	strengthen credit risk management and administration;
•	establish ongoing independent review and grading of our loan portfolio;
•	enhance internal audit processes;
•	improve asset quality;
•	review and revise our methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital;
•	establish a revised contingency funding plan;
•	establish a revised investment policy; and
•	improve our earnings and overall condition.

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.  The Bank has complied with the initial requirements of the written agreement, including submitting plans to significantly exceed the capital level required to be classified as “well capitalized”, improve corporate governance, strengthen board oversight of management and operations, strengthen credit risk management and administration, and improve asset quality.  The Bank continues to address the requirements of the written agreement, as well as, monitor, expand and revise all items to ensure compliance.

Lending Activities

Loan Portfolio. The Company actively extends consumer loans to individuals and commercial loans to small and medium sized businesses within its primary service area. During 2010, the Company was an active residential mortgage lender; however, as of January 1, 2011 the Company ceased the origination of residential mortgage loans.  In addition, based on the requirements of the written agreement with the Bureau of Financial Institutions and the Federal Reserve, the Company is not actively seeking acquisition, development, or construction loans; however, the Company may consider such a loan on a limited basis. The Company’s commercial lending activity extends across its primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area; however, a number of loans had previously been made to existing customers for vacation properties located outside of the primary service area. The principal risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of borrowers, followed closely by the local economic environment. In an effort to manage this risk, the Bank’s policy gives loan approval limits of no more than $300,000 to the CEO, the Senior Loan and Credit Officer, and select retail officers. Loans where the total borrower exposure to the Bank is less than $3,000,000 may be approved by the Bank’s Senior Loan Committee. The Board of Directors of the Bank must approve loans where the total borrower exposure is in excess of $3,000,000. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s primary market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction, the mortgage loan interest rate environment, and the number of speculative properties under construction. The Bank manages that risk by focusing on pre-sold or contract homes, and significantly limiting the number of “speculative” construction loans in its portfolio.

Consumer Lending. The Bank currently offers most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.  At December 31, 2010, consumer loans were $28.5 million or 11% of the Bank’s total loan portfolio.

Commercial Business Lending. As a full-service community bank, the Bank makes commercial loans to qualified businesses in the Bank’s market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, the Bank obtains appropriate collateral and monitors the financial condition of its business borrowers and the concentration of such loans in the Bank’s portfolio. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, inventory, and/or real estate. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself; in addition, the collateral for secured commercial business loans may depreciate over time.  At December 31, 2010, commercial business loans were $55.5 million or 21% of the Bank’s total loan portfolio.

Commercial Mortgage Loans. The Bank does not actively seek permanent commercial mortgage loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. However, any such requests from Bank customers concerning properties in the Bank’s established trade area may be considered on a shorter term basis.

Real Estate Construction Lending. In general, the Bank does not actively solicit construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. However, any such requests from Bank customers concerning properties in the Bank’s established trade area may be considered.  At December 31, 2010, real estate construction loans were $51.0 million or 20% of the Bank’s total loan portfolio.

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

Residential Mortgage Loans. During 2010, the Company was an active residential mortgage lender; however, as of January 1, 2011, the Bank ceased the origination of residential mortgage loans.  The Company entered into an agreement with a third party mortgage originator to rent space within the branches. The Company may refer a customer to the third party for any residential mortgage origination needs.  The Company has no commitment or obligation to the third party to refer its customers and does not receive any origination fees.  In addition, the Company has no obligation to the customer for any residential mortgage loan originated with the third party.  The Company expects to maintain this status for the foreseeable future.  Management continues to actively monitor loan activity to determine the future strategic decision.  At December 31, 2010, residential mortgage loans were $126.4 million or 48% of the Bank’s total loan portfolio.

Historically, residential mortgage loans were made in amounts generally up to 80.0% of the appraised value of the property pledged as security for the loan. Most residential mortgage loans were underwritten using specific qualification guidelines that were intended to assure that such loans may be eligible for sale into the secondary mortgage market at a later point in time. The Bank generally required an appraisal by a licensed outside appraiser for all loans secured by real estate. The Bank required that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to the Bank. The Bank originated residential mortgage loans that were sold in the secondary market, or were carried in the Bank’s loan portfolio. These loans were generally either three-year, or five-year adjustable rate mortgages (“ARMs”) or fifteen to thirty year fixed rate mortgages. As a general rule, the majority of all permanent owner occupied residential mortgages made for the Bank’s own portfolio were made as three-year and five-year ARMs where the interest rate resets based on an index every three or five years as the case may be. The Bank does not offer ARM loans with “teaser” interest rates. The remainder of loans were traditional fifteen and thirty year amortized mortgages.

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

The Bank charged origination fees on its residential mortgage loans. These fees varied among loan products and with market conditions. Generally such fees were from 0.25% to 2.0% of the loan principal amount. In addition, the Bank charged fees to its borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

Competition

Based on FDIC deposit statistics as of June 30, 2010, the Bank has a dominant position in both Powhatan and Cumberland Counties with greater than 50% and 75% of the deposits, respectively, in each locality. However, in both Chesterfield and Henrico Counties, the Bank encounters stronger competition for its banking services from large banks and other community banks located in the Richmond metropolitan area. In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. The Bank must also compete for deposits with money market mutual funds that are marketed nationally. Many of the Bank’s competitors have substantially greater resources than the Bank. The internet is also providing an increasing amount of price-oriented competition, which the Bank anticipates to become more intense. The success of the Bank in the past and its plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

The Company and the Bank had 79 full-time and 15 part-time employees at December 31, 2010.  Employee relations have been and continue to be good. The Bank sponsors a qualified discretionary Profit Sharing/Retirement Plan combined with a qualified 401(k) Plan, for its employees. The Company did not make a profit-sharing contribution in 2009 or 2010, and effective November 1, 2010 the Company suspended employer contributions to the 401K plan. In addition, the Company subsidizes a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

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

The majority of the Company’s revenue results from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay without permission from its primary regulator, the Federal Reserve. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. During the year ended December 31, 2010, the Bank declared and paid no dividends to the Company.

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

The Company has entered into a written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve and as a result is not able to make any distributions on its Preferred Stock, any interest payments on its trust preferred securities or declare any common dividends without prior approval from the Bureau of Financial Institutions and the Federal Reserve.  As of December 31, 2010, the Company has not paid dividends on its Preferred Stock for four quarterly dividend periods and, therefore;  is close to having to increase its number of directors as indicated above.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2010, the Company and the Bank were classified as adequately capitalized.

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

Dodd-Frank Act.  In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that could impact the Bank include the following:

•
FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity.  In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•
Interest on Demand Deposits.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees.  The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

•
Consumer Financial Protection Bureau.  The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.
•
Mortgage Lending.  New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•
Holding Company Capital Levels.  Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks.  In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities will continue to qualify as Tier 1 capital.

•
De Novo Interstate Branching.  National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Corporate Governance.  The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Regarding capital requirements.  The Dodd-Frank Act (contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

Regarding FDIC insurance and assessments.  The FDIC is required to maintain a designated minimum ratio of the DIF to insured deposits in the United States. In July 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has recently adopted new regulations that establish a long-term target DIF ratio of greater than two percent. As a result of the ongoing instability in the economy and the failure of other U.S. depository institutions, the DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2010.

The Dodd-Frank Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution's domestic deposits to its total assets minus tangible equity. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd-Frank Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur annual deposit insurance assessments that are higher than before the financial crisis. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

Regarding transactions with insiders.  The Dodd-Frank Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.

Regarding debit card interchange fees.  One provision of the Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  In December 2010, the Federal Reserve proposed capping the fee at 12 cents per debit card transaction, which is well below the average that banks currently charge.  While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.  As a result, our debit card revenue could be adversely impacted if the interchange cap is implemented.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2010, approximately 77% of our loans had real estate as a primary or secondary component of collateral.  A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, a number of our loans are dependent on successful completion of real estate projects and demand for homes, both of which could be affected adversely by a decline in the real estate markets.  We could experience credit losses that adversely affect our earnings.

Should our allowance for loan losses become inadequate, our results of operations may be adversely affected.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans.  In addition, we maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within our loan portfolio. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.  At December 31, 2010, our non-performing loans were $39.0 million, an increase of $15.2 million from $23.8 million at December 31, 2009.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.  During fiscal 2010, our provision for loan losses was $7.8 million and our loan loss allowance to total loans was 4.03% at December 31, 2010.

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

We entered into a written agreement with the Bureau of Financial Institutions and Federal Reserve on June 30, 2010. Among other things, the written agreement requires us to significantly exceed the capital level required to be classified as “well capitalized,” to develop and implement written plans to improve our credit risk management and compliance systems, oversight functions, operating and financial management and capital plans. While subject to the written agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We also will hire third party consultants and advisors to assist us in complying with the written agreement, which could increase our non-interest expense and reduce our earnings.  Our expense associated with third party consultants in relation to complying with the written agreement was $527 thousand for the year ended December 31, 2010.

The Bank has complied with the initial requirements of the written agreement, including submitting plans to significantly exceed the capital level required to be classified as “well capitalized”, improve corporate governance, strengthen board oversight of management and operations, strengthen credit risk management and administration, and improve asset quality.  The Bank continues to address the requirements of the written agreement, as well as, monitor, expand and revise all items to ensure compliance.

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

At December 31, 2010, we were classified as “adequately capitalized” for regulatory capital purposes.  Until we become “well capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it may be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we will pay higher insurance premiums to the FDIC, which will reduce our earnings.

We may need to raise additional capital.

Our written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve will require us to develop a written plan to maintain sufficient capital, and we may have to sell additional securities in order to generate additional capital.  We may seek to raise capital through offerings of our common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or our common stock. Under our articles of incorporation, we have additional authorized shares of common stock and preferred stock that we can issue from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or the Nasdaq Stock Market. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to shareholders of our common stock, and the market price of our common stock could decline as a result of any such sales.  Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.

We may be subject to prompt corrective action by our regulators if our risk based capital ratio declines below 8%.

Section 38 of the Federal Deposit Insurance Act requires insured depository institutions and federal banking regulators to take certain actions promptly to resolve capital deficiencies at insured depository institutions.  Section 38 establishes mandatory and discretionary  restrictions on any insured depository institution that fails to remain at least adequately capitalized, which could include:  submissions and implementations of acceptable capital plans, restrictions on the payment of dividends and certain management fees, increased supervisory monitoring, restrictions as to asset growth, branching and new business lines without regulatory approval, restriction of senior officer compensation, placement into receivership, restriction of entering into certain material transactions, restriction of extending credit, restriction of making any material changes in accounting  methods, and restrictions as to undertaking covered transactions.

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

Although our common stock is traded on the Nasdaq Capital Market, the trading volume in our common stock is lower than that of other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our ability to pay dividends is limited and we suspended payment of dividends during 2010.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

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

Government measures to regulate the financial industry, including the recently enacted Dodd-Frank Act, subject us to increased regulation and could adversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several months and years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

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

Common Stock and Dividends

Central Virginia Bankshares, Inc. Common Stock trades on The Nasdaq Capital Market (“Nasdaq”) under the symbol “CVBK”. The Company was a member of The Nasdaq Global Market until November 22, 2010.  As of March 25, 2011 the Company had approximately 733 shareholders of record.

The following table sets forth the high and low trade prices of the Company’s Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated. Prior period trade prices and dividends per share have been adjusted to reflect the 5% stock dividend paid June 13, 2008 to shareholders of record May 31, 2008.

	2010			2009			2008
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid
First Quarter	$4.10	$3.25	$-	$5.62	$3.76	$0.0525	$19.04	$16.68	$0.18
Second Quarter	$3.60	$1.03	$-	$4.50	$3.45	$0.0525	$18.50	$15.01	$0.18
Third Quarter	$2.00	$0.81	$-	$4.50	$3.04	$0.0525	$16.25	$7.50	$0.18
Fourth Quarter	$1.15	$0.80	$-	$4.10	$2.99	$0.01	$10.51	$3.50	$0.105

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

For additional information on these limitations, see “Regulation and Supervision – Payment of Dividends” in Item 1 above.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in Thousands Except for Per Share Data)	2010	2009	2008	2007	2006
Balance Sheet Data
Total Assets	$409,142	$473,224	$486,268	$485,221	$437,535
Total Deposits	346,062	385,526	347,963	358,761	357,993
Loans Receivable, net	250,925	281,490	289,609	262,937	205,618
Stockholders' Equity	11,025	26,219	20,308	36,864	37,086

Income Statement Data
Net Interest Income	$12,205	$12,992	$14,283	$14,811	$15,070
Provision for Loan Losses	7,784	9,512	1,250	180	-
Net Interest Income After
Provision for Loan Losses	4,421	3,480	13,033	14,631	15,070
Non-interest Income	4,734	3,180	3,537	3,542	4,376
Non-interest Expense	14,745	20,019	31,943	13,138	12,657
(Loss) Income Before Income Taxes	(5,590)	(13,358)	(15,372)	5,035	6,789
Income Taxes Expense (Benefit)	9,661	(4,192)	(5,748)	1,046	1,639
Net (Loss) Income	(15,251)	(9,166)	(9,625)	3,989	5,150

Per Common Share Data (1)
Net (Loss) Income – Basic	$(6.06)	$(3.74)	$(3.73)	$1.56	$2.03
– Diluted	(6.06)	(3.74)	(3.73)	1.54	2.01
Cash Dividends Per Common Share	-	0.1675	0.645	0.72	0.71
Tangible Common Equity Per Common Share	(0.19)	5.64	7.82	14.35	14.60
Book Value Per Common Share	4.20	10.01	7.82	15.06	15.33

Ratios
Return on Average Assets	(3.41%)	(1.85%)	(1.95)%	.87%	1.26%
Return on Average Equity	(61.58%)	(30.18%)	(32.45)%	10.60%	15.10%
Average Equity to Assets	5.54%	6.12%	6.02%	8.18%	8.32%
Dividend Payout	-%	4.76%	17.04%	43.90%	32.71%

(1) Adjusted for 5% stock dividends paid in June 2008 and June 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act). The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. As the Dodd-Frank Act has only recently been enacted and because a significant number of regulations have yet to be proposed, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

On February 12, 2010, we notified the U.S. Department of the Treasury that our Board of Directors determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of December 31, 2010 is $569 thousand.  This amount has been accrued for in our consolidated financial statements.

Impact of Income Tax Valuation

We determined that a $14.3 million valuation allowance on our deferred tax asset is required as of December 31, 2010. We decided to establish a valuation allowance during the third quarter 2010 against the deferred tax asset because it is uncertain when we will realize this asset. The valuation allowance does not impact our Tier One Capital for regulatory purposes because net deferred tax assets are already excluded from that calculation.

Factors Impacting Our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial and residential mortgage loans, commercial real estate debt, mortgage-backed securities and other financial assets in the marketplace.  Our net interest income includes the actual payments we receive and is also impacted by the level of loans that are not accruing interest due to their delinquency level.  Our net interest income varies over time, primarily as a result of changes in interest rates, volume and levels of interest earning assets and interest paying deposits and liabilities.  Interest rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be impacted by credit losses in excess of the amounts that we have provided for at December 31, 2010.

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

Amount of Earning Assets. The amount of our earning assets, as measured by the aggregate unpaid principal balance of our loan and our investment portfolios, is a key revenue driver.  During 2010, we have strategically decreased the balances of our investment portfolio and borrowings and certificates of deposits in order to improve our capital position.  Generally, as the size of our earning assets decrease, the amount of interest income we receive decreases.  The reduction in earning assets also helps to lower interest expense as we incur less interest expense from certificates of deposits to finance the earning assets.  However, the decline in our interest income has been greater than the decrease in our interest expense which, in total, reduces our net interest income.

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

Results of Operations

For the year ended December 31, 2010, we reported a net loss of $15.3 million.  After the accrued, but unpaid dividend of $0.6 million to the Treasury on preferred stock, the net loss to common shareholders was $15.9 million.  On a per share basis, the net loss was $(6.06) per common share while the return on average assets and return on average equity was (3.41)% and (61.58)% respectively.  The loss in 2010 was primarily due to the addition of $7.8 million in provisions for future loan losses given the level of non-performing loans and a deferred tax asset valuation allowance of $14.3 million. Also impacting the loss in 2010 was a decrease of $4.4 million in interest income due to increasing non-performing loans, decreasing interest rates and a decline in interest-earning assets

Total assets declined $64.1 million at December 31, 2010 to $409.1 million from $473.2 million at December 31, 2009.  Total cash and cash equivalents increased $1.4 million to $13.9 million as total deposits decreased $39.5 million, total loans decreased $30.9 million, securities available for sale decreased $14.2 million, and total borrowings decreased $9.8 million from $57.9 million in 2009 to $48.1 million in 2010.  The decrease in deposits is primarily due to a decline in our certificates of deposit as we have continued to lower deposit interest rates.  Funds received from the sale, maturity, and calls of investment securities allowed us to pay down our borrowings by $10 million.  At December 31, 2010, the book value of a share of common stock was $(0.19) compared to $5.64 at December 31, 2009.

For the year ended December 31, 2009 we reported a net loss of $9.2 million compared to a net loss of $9.6 million reported for the year ended December 31, 2008, a decline of $0.4 million or 4.2%. The loss in 2009 was primarily due to the addition of $9.5 million in provisions for future loan losses given the level of non-performing loans and charges totaling $6.7 million in impairment losses on securities. Also impacting the loss in 2009 was a decrease of $4.1 million in interest income due to increasing non-performing loans, decreasing interest rates and the loss of over $1.0 million in income from FNMA and FHLMC preferred stock dividends which were suspended after they were placed in conservatorship in 2008.

At December 31, 2009 total assets were $473.2 million, a decrease of $13.1 million or 2.7% from $486.3 million at year end 2008. Comparing the major components of our balance sheet at year end 2009 and 2008 finds cash and funds sold were $12.5 versus $6.6 million, investment securities were $127.4 versus $145.9 million, loans were $292.3 versus $293.4 million, other assets were $49.7 versus $43.1 million, deposits were $385.5 versus $348.0 million, borrowings were $57.9 versus $115.0 million and total shareholder’s equity was $26.2 versus $20.3 million. At December 31, 2009, the book value of a share of common stock was $5.64 versus $7.82 in 2008.

Our return on average equity was (61.58)% and (30.18)% in 2010 and 2009 respectively and (32.45)% in 2008.  The return on average assets amounted to (3.41)% and (1.85)% in 2010 and 2009 respectively and (1.95)% in 2008.

Net Interest Income.  In 2010, our net interest income was $12.2 million compared to $13.0 million in 2009 and $14.3 million in 2008.   Interest and fees on loans decreased 9.9% in 2010 from 2009 as the amount of non-accrual loans rose from $21.7 million at December 31, 2009 to $31.0 million at December 31, 2010.  The amount of interest income “lost” on these loans was approximately $1.2 million in 2010.  The yield on loans fell to 5.75% in 2010 from 6.01% in 2009 primarily due to the effect of non-accrual loans.  Interest income on securities decreased $2.6 million from $7.5 million in 2009 to $4.9 million in 2010 due to a shift in our investment mix towards lower yielding and lower regulatory capital risk weighted GNMA and US Treasury securities.  This shift to zero percent risk weighted investments was done in order to reduce risk weighted assets, improve our risk based capital ratio and to improve the credit quality of the portfolio.  As the yields on loans and investments were decreasing, so too were the rates paid on deposits.  Interest expense on deposits decreased $3.2 million or 31.4% in 2010 compared to 2009. The yield on deposits was 2.11% in 2010 compared to 3.0% in 2009. Interest expense on borrowings decreased $0.5 million from $2.3 million in 2009 to $1.8 million in 2010 while the cost of these funds increased from 2.69% in 2009 to 3.50% in 2010.

In 2009, our net interest income was $13.0 million, compared to $14.3 million in 2008.  The principal reasons for the decline in the net interest margin in 2009 from 2008 was a decline in interest and fees on loans and a decrease in interest income on securities.  Earning assets for 2009 averaged $465.3 million, a decrease of $4.3 million or 0.9% compared to $469.6 million in 2008. The decrease in net interest income for 2009 versus 2008 of $1.3 or 9.1% resulted from the decrease of $4.1 million or 13.9% in interest income which totaled $25.4 million versus $29.5 million in 2008, this decline exceeded the reduction of $2.8 or 18.4% in interest expense which totaled $12.4 million versus $15.2 million in 2008. Due to the interest rate cuts throughout 2009, the yield on earning assets declined by 87 basis points to 5.54% from the prior year’s 6.41%, while over the same period, the expense yield on interest bearing liabilities decreased by 69 basis points to 2.94% from 3.63% in 2008. This situation where yields fall on interest bearing liabilities at a slower pace than they did on earning assets results from interest rate cuts that are not fully reflected in retail deposit pricing due to a competitive environment where the costs of deposits were at artificially high levels not reflective of the current cost environment and older certificates of deposit renewing at these higher market rates which negatively impacts the net interest margin of an asset sensitive financial institution.

 The table below, sets forth our average interest earning assets (on a tax-equivalent basis) and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Federal funds sold	$14,069	$32	0.22%	$9,244	$21	0.23%	$126	$2	1.74%
Securities: (1)
U. S. Treasury and other U. S. government
agency and corporations	74,836	3,264	4.36%	92,671	4,390	4.74%	98,066	5,301	5.41%
States and political subdivisions (2)	9,376	635	6.77%	15,266	1,023	6.70%	17,673	1,137	6.43%
Other securities (2)	29,407	1,116	3.80%	49,790	2,402	4.82%	67,254	4,135	6.15%
Total securities (2)	113,619	5,015	4.41%	157,727	7,815	4.95%	182,993	10,573	5.78%
Loans (2)(3)(4)(5)(6)	281,155	16,160	5.75%	298,328	17,939	6.01%	286,513	19,517	6.81%
Total interest-earning assets (2)	408,843	$21,207	5.19%	465,299	$25,775	5.54%	469,632	$30,092	6.41%
Allowance for loan losses	(10,227)			(4,344)			(3,308)
Total non-earning assets	48,325			34,960			26,374
Total assets	$446,941			$495,915			$492,698

Liabilities and Stockholders’ Equity:
Deposits:
Interest bearing demand	$81,799	$742	0.91%	$73,131	$997	1.36%	$62,813	$1,145	1.82%
Savings	37,515	346	0.92%	32,937	396	1.20%	31,729	479	1.51%
Other time	210,282	5,856	2.78%	231,373	8,735	3.78%	225,112	10,185	4.52%
Total deposits	329,596	6,944	2.11%	337,441	10,128	3.00%	319,654	11,809	3.69%
Federal funds purchased and securities
sold under repurchase agreements	3,566	22	0.62%	26,239	213	.81%	35,948	831	2.31%
FHLB advances - Overnight	3,825	15	0.39%	11,019	51	.46%	12,544	280	2.23%
FHLB advances - Term	40,000	1,637	4.09%	41,713	1,741	4.17%	45,000	1,875	4.17%
Short-term borrowings	-	-	-%	1,688	116	6.87%	1,779	113	6.35%
Trust preferred obligation	5,155	164	3.18%	5,155	189	3.67%	5,155	324	6.29%
Total borrowings	52,546	1,838	3.50%	85,814	2,310	2.69%	100,426	3,423	3.41%
Total interest-bearing liabilities	382,142	8,782	2.30%	423,255	12,438	2.94%	420,080	15,232	3.63%
Demand deposits	38,163			39,168			39,839
Other liabilities	1,869			3,119			3,122
Total liabilities	422,174			465,542			463,041
Stockholder’ equity	24,767			30,373			29,657
Total liabilities and stockholders’ equity	$446,941			$495,915			$492,698
Net interest spread		$12,425	2.89%		$13,337	2.60%		$14,860	2.78%
Net interest margin (7)			3.04%			2.87%			3.16%
 ____________________
(1)	Includes securities available for sale and securities held to maturity.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34% and totaled $219 thousand in 2010, $345 thousand in 2009 and $579 in 2008.
(3)	Installment loans are stated net of unearned income.
(4)	Average loan balances include non-accrual loans.
(5)	Interest income on loans includes the earned portion of net deferred loan fees in accordance with FASB 91 of $380 thousand in 2010, $551 thousand in 2009, and $547 thousand in 2008.
(6)	Includes mortgage loans held for sale and SBA loans held for resale.
(7)	Net interest margin is calculated as interest income less interest expense divided by average earning assets.

Net interest income when adjusted for the effect of non-taxable income is referred to as fully tax equivalent (“FTE”) net interest income.  On a fully tax equivalent basis, net interest income for 2010 was $12.4 million, a decline of $0.9 million or 6.8% compared to 2009.  The 2010 FTE net interest margin was 3.04% compared to 2.87% in 2009 and 3.16% in 2008.  The yield on securities decreased to 4.41% from 4.95% in 2009 as we shifted our investment mix towards lower yielding securities such as GNMA and US Treasury securities.  The yield on loans decreased to 5.75% from 6.01% in 2009 as non-accrual loans increased 42.9% from $21.7 million at December 31, 2009 to $31.0 million at December 31, 2010.  The cost of deposits decreased from 3.00% in 2009 to 2.11% in 2010 mainly reflecting a reduction of 9.1% in certificates of deposit balances and lower rates paid on new certificates of deposit.  The tax-equivalent net interest margin is a measure of net interest income performance. It represents the difference between interest income with any non-taxable interest adjusted to a fully tax-equivalent basis, including net deferred loan fees earned, and interest expense, on both deposits, and borrowings reflected as a percentage of average interest earning assets.

Net interest income on a fully tax equivalent basis for 2009 was $13.3 million a decline of $1.6 or 10.7% versus $14.9 million in 2008. The full year 2009 FTE net interest margin was 2.87% compared to 3.16% for the full year of 2008.  This was primarily due to an increase in non-accrual loans, variable rate loans repricing downward and calls being made on many higher yielding agency securities. The yield on total earning assets declined by 87 basis points, to 5.54% from 6.41% on $4.3 million less in average earning assets, and resulted largely from the decline in the yield on loans: 6.01% versus 6.81%, on an increase in loan volume of $11.8 million: $298.3 million from $286.5 million; while the yield on securities declined to 4.95% versus 5.78% on a decrease of $25.3 million in volume: $157.7 million from $183.0 million. Correspondingly, the cost of total interest bearing liabilities declined by 69 basis points: 2.94% from 3.63%, on an increase in interest bearing liabilities volume of $3.2 million: $423.3 from $420.1 million, and resulted from the decrease in the cost of interest bearing deposits of 69 basis points 3.00% from 3.69%, as volume increased by $17.7 million: $337.4 million from $319.7 million; while borrowings cost declined by 72 basis points: 2.69% from 3.41%, on $14.6 million lower volume: $85.8 million from $100.4 million.

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

(Dollars in Thousands)	2010 Compared to 2009			2009 Compared to 2008
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Federal funds sold	$11	$-	$11	$20	$-	$20
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	(801)	(325)	(1,126)	(285)	(626)	(911)
States and political subdivisions (2)	(399)	11	(388)	(164)	50	(114)
Other securities	(845)	(441)	(1,286)	(946)	(788)	(1,734)
Total securities	(2,045)	(755)	(2,800)	(1,395)	(1,364)	(2,759)
Loans (2)	(1,009)	(770)	(1,779)	857	(2,435)	(1,578)
Total interest income	$(3,043)	$(1,525)	$(4,568)	$(518)	$(3,799)	$(4,317)
Interest expense:
Deposits:
Interest bearing demand	$140	$(395)	$(255)	$275	$(423)	$(148)
Savings	74	(124)	(50)	19	(102)	(83)
Other time	(743)	(2,136)	(2,879)	292	(1,741)	(1,449)
Total deposits	(529)	(2,655)	(3,184)	586	(2,266)	(1,680)
Federal funds purchased and securities
sold under repurchase agreements	(151)	(40)	(191)	(181)	(437)	(618)
FHLB advances
Overnight	(29)	(7)	(36)	(30)	(199)	(229)
Term	(71)	(33)	(104)	(137)	3	(134)
Short-term note payable	(116)	-	(116)	(6)	9	3
Trust preferred obligation	(1)	(24)	(25)	-	(135)	(135)
Total interest expense	$(897)	$(2,759)	$(3,656)	$232	$(3,025)	$(2,793)
Increase (decrease) in net interest income	$(2,146)	$1,234	$(912)	$(750)	$(774)	$(1,524)
____________________
(1)  Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.

Non-Interest Income.

At December 31, 2010, non-interest income increased $1.6 million or 48.9% primarily due to a $1.8 million increase in realized gain (loss) on sale of securities available for sale.  Secondary mortgage market fees decreased 38.5% to $142 thousand due to lower mortgage loan origination volume.  Deposit fees and charges declined slightly by 9.7% in 2010 due to regulatory changes impacting overdraft fees.  Bank card fees increased 12.8% to $598 thousand as the fees received from credit card usage increased as the usage of credit cards increased.  The increase in cash surrender value of bank owned life insurance totaled $440 thousand versus $434 thousand an increase of $6 thousand or 1.4% as a result of higher net crediting rates paid by the insurance companies.

Non-interest income for 2009 decreased $357 thousand or 10.1%, totaling $3.2 million compared to $3.5 million in 2008 primarily due to a 265.8% decline in realized gain (loss) on sale of securities available for sale.  For 2009, we recorded a loss of $268,400 primarily due to selling two securities and recognizing actual tax-deductible losses rather than recording OTTI compared to a gain of $161,929 in 2008.  Investment and insurance commissions generated by the non-deposit investment product sales program were $162,739 in 2009 compared to $252,094 in 2008 as investors made fewer investment changes due to the economy.  Secondary mortgage market fees increased 114.81% to $230,696 due to our strategy in deciding to not keep fixed-rate loans generated in 2009 in our portfolio as we had in 2008.  Deposit fees and charges declined slightly by 2.25% in 2009 as the number of overdrafts declined.  Bank card fees increased 3.44% to $530,659 as the fees received from credit card usage increased as the usage of credit cards increased.  The increase in cash surrender value of bank owned life insurance totaled $434,693 versus $388,696 an increase of $45,997 or 11.8% as a result of higher net crediting rates paid by the insurance companies.  Other income increased $18,419 or 7.98% as we began a new agreement with our check vendor whereby commissions are directly received rather than receiving credits.  This offset a decline in the earnings from the title insurance subsidiary.

 Non-Interest Expenses.

Non-interest expense totaled $14.7 million in 2010 compared to $20.0 million, a decrease of $5.3 million or 26.5%.  Salary and benefit expense decreased by $1.0 million in 2010 primarily due to management driven headcount reductions.  The loss on OTTI write-down of securities totaled $255 thousand in 2010 compared to $6.7 million in 2009 due to improving credit markets which have not led to new material OTTI impairments on our CDO securities.  Legal, professional and consulting fees increased $935 thousand or 159.3% primarily related to increased fees associated with our written agreement with the Federal Reserve and Virginia Bureau of Financial Institutions and regulatory compliance.  The loss on devaluation of real estate owned increased to $834 thousand in 2010 from zero in 2009 due to an increase in foreclosed assets and deteriorating real estate values.  FDIC insurance premiums increased $10,000 in 2010 compared to 2009.

Total non-interest expense was $20.0 million in 2009 versus $31.9 million in the prior year, a decrease of $11.9 million or 37.3% from 2008. The largest portion of this expense in each year was the loss on OTTI write-down of securities which totaled $6.7 million in 2009 compared to $18.9 million in 2008.  Excluding OTTI, non-interest expense increased $230,392 or 1.8% in 2009.  Federal Insurance Premiums (FDIC) increased $933,324 or 424.4% in 2009 to $1.2 million.  This is primarily due to a special assessment of $226,000 expensed in the second quarter as well as premium rate increases in 2009.  In addition, data processing is a new expense category in 2009, which represents our change in late 2008 to an outsourced arrangement for data processing, replacing an in-house system.  Previously, comparable expenses would have been in salaries and wages, pensions and benefits, equipment depreciation, and equipment repairs and maintenance.  Each of these categories decreased in 2009, partially due to this new arrangement.  Advertising and public relations costs decreased $110,545 or 32.3%; consulting fees decreased $104,344 or 29.6%; and other operating expenses decreased $118,053 or 5.5% as we successfully sought to reduce costs where reasonable and practical.

Income Taxes.

We reported income tax expense of $9.7 million in 2010 and a benefit of $4.2 million in 2009, and a benefit of $5.7 million in 2008. The 2010 effective tax rate is primarily the result of the establishment of a valuation allowance on our deferred tax asset.  The 2009 effective tax rate benefit is the result of the write-down of other than temporary impairment on securities, increased FDIC premiums, and lower net interest income.  The 2008 effective tax rate benefit is the result of the loss suffered due to the write-off of our GSE and Lehman investments during 2008.  Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the gross deferred tax asset would not be realized. During the third quarter 2010, management conducted such an analysis and determined that an establishment of a valuation allowance of $14.3 million was prudent given our historical losses.  Management determined that a valuation allowance was still required as of December 31, 2010.  There is no impact on our calculation of Tier One Capital for regulatory purposes given the net deferred tax assets were already excluded from the calculation.

Financial Condition

Loan Portfolio. We actively extend consumer loans to individuals and commercial loans to small and medium sized businesses within our primary service area. Our commercial lending activity extends across our primary service area of Powhatan, Cumberland, eastern Goochland County, western Chesterfield, and western Henrico Counties. Consistent with our focus on providing community-based financial services, we generally do not attempt to diversify our loan portfolio geographically by making significant amounts of loans to borrowers outside of our primary service area.

The principal economic risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of our market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of our real estate construction loans are for pre-sold or contract homes. Builders are limited as to the number and dollar amount of loans for speculative home construction based on the financial strength of the borrower and the prevailing market conditions.

Total loans outstanding at December 31, 2010 decreased by $30.9 million or 10.6% from 2009, ending the year at $261.4 million.  In 2009, loans decreased by $1.1 million or 0.38% ending the year at $292.3 million.  In 2008 loan growth was $27.5 million or 10.4% ending the year at $293.4 million, and in 2007 loan growth was $57.3 million or 27.9% ending the year at $265.9 million. The loan to deposit ratio was 75.5% at December 31, 2010, 75.8% at December 31, 2009, 84.3% at December 31, 2008, and 74.1% at December 31, 2007.  The targeted range for the loan to deposit ratio is 70% - 85%.  We anticipate that the loan portfolio will continue to decline in 2011.

The following table summarizes our loan portfolio, net of unearned income:
	At December 31,
	(Dollars in Thousands)
	2010	2009	2008	2007	2006
Commercial	$55,489	$67,780	$59,327	$48,255	$40,683
Real Estate:
Mortgage	126,445	126,868	124,053	106,394	78,986
Home equity	21,679	21,308	18,828	13,863	10,796
Construction	51,004	67,962	81,762	87,127	68,204
Total real estate	199,128	216,138	224,644	207,384	157,986
Bank cards	998	1,018	951	911	894
Installment	5,836	7,392	8,512	9,350	9,000
Total loans	261,451	292,328	293,434	265,900	208,563
Less unearned income	(2)	(24)	(28)	(51)	(56)
Loans, net of unearned	261,449	292,304	293,406	265,849	208,507
Allowance for loan losses	(10,524)	(10,814)	(3,797)	(2,912)	(2,889)
Loans, net	$250,925	$281,490	$289,609	$262,937	$205,618

As the table above indicates, the total amount of commercial loans have decreased by $12.3 million, increased by $8.5 million, increased by $11.1 million, and increased by $7.5 million, or (18.1)%, 14.2%, 22.9%, and 18.6%, in 2010, 2009, 2008, and 2007 respectively. We have focused much of our efforts on increasing our commercial loans for several years, as a desirable alternative to real estate related construction lending. Total real estate related loans outstanding decreased by $17.0 million or 7.8% in 2010, $8.5 million or 3.8% in 2009, increased by $17.3 million or 8.3% in 2008, and increased by $49.4 million or 31.3% in 2007. Of the real estate related loans in 2010, mortgage loans decreased $423 thousand or 0.3%, home equity loans increased by $371 thousand or 1.7%, and construction loans decreased by $17.0 million or 25.0%.  In 2009, mortgage loans increased $2.8 million or 2.2%, home equity loans increased by $2.5 million or 13.2%, and construction loans decreased by $13.8 million or 16.9%.  In 2008, mortgage loans increased the most at $17.7 million or 16.6%, followed by home equity at $5.0 million or 35.8%, and construction loans declined $5.4 million or 6.2%. In 2007, mortgage loans increased the most at $27.4 million or 34.7% followed by construction at $18.9 million or 27.7%, and home equity loans at $3.1 million or 28.4%. Mortgage loans have comprised between 50% to 65% of the total real estate loans for the past five years. Mortgage loans to total real estate loans were 63.5% in 2010, 58.7% in 2009, 55.4% in 2008, 51.3% in 2007, and 50.0% in 2006. Home equity loans have grown steadily over the past five years from $10.8 million in 2006 to $21.7 million in 2010.  Home Equity loans to total real estate loans were 10.9% in 2010, 9.9% in 2009, 8.4% in 2008, 6.7% in 2007, and 6.8% in 2006. Bankcard loan balances outstanding were $1.0 million in 2010, and have remained relatively level over the period from 2010 through 2006 ranging from a high of $1.0 million in 2010 and 2009 to a low of $894 thousand in 2006.

The shift from construction to mortgage loan growth was accomplished in part by the decision in early 2007 not to sell as many mortgage loans in the secondary market. Instead those loans which met the bank’s underwriting criteria were recorded on the bank’s books as mortgage loans. In addition, most of these loans were 30 and 15 year fixed rate loans, which given the composition of bank’s portfolio of mortgage loans being mostly 3/3 and 5/5 year adjustable rate loans, the addition of fixed rate loans was desirable from an asset liability standpoint at a time when interest rates were flat and expected to trend down in the future. As a percentage of total real estate loans, construction loans comprised 25.6% in 2010, 31.4 % in 2009, 36.4% in 2008, 43.2% in 2007, and 42.0% in 2006. Considering the current state of the real estate market for new home sales, we anticipate that our construction loan portfolio will remain at approximately the same volume or will decline in the future. Substantially all construction loans are for residential construction in our principal market areas. Effective January 1, 2011, the Company ceased the origination of residential mortgage loans.  In addition, based on the requirements of the written agreement with the Bureau of Financial Institutions and the Federal Reserve, the Company is not actively seeking acquisition, development, or construction loans; however, the Company may consider such a loan on a limited basis.

Installment loans decreased by $1.6 million or 21% in 2010, decreased by $1.1 million or 13.2% in 2009, decreased by $838 thousand or 9.0% in 2008, and increased by $350 thousand or 3.9% in 2007. The balances of traditional installment loans declined primarily due to reduced demand resulting from the current economic environment. Installment loans increased in 2007 due to our emphasis on loan growth, however over the past several years, the balances have dropped principally due to our unwillingness to effectively compete on an interest rate basis with the captive and other finance arms of the major automobile manufacturers, coupled with the tendency of consumers to utilize equity credit lines for purposes that in the past would have been financed with traditional installment loans. We anticipate this atmosphere surrounding installment lending to continue in the future as long as the automobile manufacturers effectively subsidize the sale of vehicles through offering below market financing.

All concentrations of loans exceeding 10.0% of total loans at December 31, 2010 were disclosed as a separate category of loans. The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2010. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Commercial	$31,783	$12,130	$11,576	$55,489
Real Estate:
Mortgage	3,225	6,658	116,562	126,445
Home equity	74	165	21,440	21,679
Construction	45,083	5,437	484	51,004
Total real estate	48,382	12,260	138,486	199,128
Bank cards	998	-	-	998
Installment	1,634	3,115	1,087	5,836
Total Loans	$82,797	$27,505	$151,149	$261,451

	Loans maturing within
	One Year	1 – 5 Years	After 5 Years	Total
With fixed interest rates	$15,167	$16,594	$61,749	$93,510
With variable interest rates	67,628	10,911	89,402	167,941
	$82,795	$27,505	$151,151	$261,451

Loans Held for Resale. Prior to January 1, 2011, the Bank originated mortgage loans that were presold in the secondary market and carried as loans held for resale at the agreed upon purchase price. Effective January 1, 2011 the Company ceased the origination of residential mortgage loans. The Bank also provides short term financing as part of an arrangement, begun in October 2007, with Community Bankers Securities, a registered broker-dealer and SBA pool assembler for US Small Business Administration Guaranteed Loan Certificates prior to their aggregation into an SBA loan pool security. As the certificates represent the guaranteed portion of SBA loans, and have not yet been pooled into a security, they are carried at their fair market value as a component of the total loans held for resale. As of December 31, 2010, 2009, and 2008 the total of SBA loans held for sale was $339 thousand, $351 thousand, and $358 thousand, respectively. The total mortgage loans held for sale at December 31, 2010, 2009, and 2008 were $1.5 million, $1.8 million, and $744 thousand respectively.

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

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. The Bank’s practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The following table summarizes activity related to other real estate owned:

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Acquired real estate through foreclosure	$1,980	$3,341	$1,245	$-	$-
Net OREO related expenses	72	93	18	-	-

Management is diligently monitoring the increase in non-performing assets; however, it does believe that the level of non-performing loans in 2010 is a reflection of the current depressed real estate markets and the generally weak economic environment. Based on our present knowledge of the status of individual and corporate borrowers and the overall state of the local economy, management reasonably anticipates that the level of non-performing assets is likely to decrease from its current level. Management will move to foreclose on borrowers whose loans are placed on a non-accrual status in order to resolve the credit therefore it is reasonable to anticipate an increase in OREO.

Non-performing loans increased by $15.2 million in 2010 from 2009 as the current economic downturn continued to affect the ability of some of our borrowers to repay their loans.  The following table summarizes non-performing assets:

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$30,963	$21,655	$10,422	$2,361	$736
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,492	2,177	1,175	1,757	264
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	6,510	-	-	-	-
Total non-performing loans	$38,965	$23,832	$11,597	$4,118	$1,000
Other real estate owned	2,394	3,575	1,173	-	-
Other non-performing assets	2,330	2,165	312	-	-
Total non-performing assets	$43,689	$29,572	$13,082	$4,118	$1,000

Loans 90 days or more past due generally, are placed on non-accrual status unless well secured and in the process of collection.

Our policy with respect to past due interest on nonaccrual loans requires that any interest accrued in the current year and unpaid should be reversed from the receivable and current year’s income. With regard to interest accrued in the prior year, and yet unpaid, such accrued interest should be reversed from the receivable and reserve for loan losses. Since we operate in a rural to suburban area, we have generally been well acquainted with our principal borrowers and have not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Management is not aware of any other material loans at December 31, 2010, which involve significant doubts as to the ability of the borrowers to comply with their existing payment terms.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$1,201	$912	$355
Interest income included in income on the loans	$778	$387	$123
Interest income reversed due to loans being placed on non-accrual	$700	$621	$232

Management has analyzed the potential risk of loss within its loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Loans, including non-performing loans are monitored on an ongoing basis as part of our periodic loan review process. Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on our loan risk classification system, which classifies all commercial loans, including problem credits according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. In addition, we evaluate the general market credit risks inherent in lending, as well as any systemic issues, as part of our enhanced loan loss adequacy analysis. Management believes that the allowance for loan losses is adequate to provide for future losses. The ratio of the allowance to non-performing loans decreased from 2009 due to some of our non-performing loans already having partial charge-offs associated with them.  Management evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The following table summarizes changes in the allowance for loan losses:

	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$10,814	$3,796	$2,912	$2,889	$2,918
Charge-offs:
Commercial	880	77	88	36	-
Real estate:
Mortgage	924	772	-	-	-
Home equity	81	199	-	-	-
Construction	6,272	1,368	202	-	-
Bank cards	53	42	27	14	11
Installment	162	23	39	172	96
Overdrafts	20	50	72	-	-
Total charge-offs	8,392	2,531	428	222	107
Recoveries:
Commercial	49	2	1	-	2
Real estate:
Mortgage	78	-	1	-	-
Home equity	6	-	-	-	16
Construction	143	-	6	-	-
Bank cards	3	6	9	12	9
Installment	32	12	8	53	51
Overdrafts	7	17	37	-	-
Total	318	37	62	65	78
Net (charge-offs) recoveries	(8,074)	(2,494)	(366)	(157)	(29)
Provision charged to operations	7,784	9,512	1,250	180	-
Balance at end of period	$10,524	$10,814	$3,796	$2,912	$2,889
Ratio of net loan losses to average net loans outstanding:
Net charge-offs (recoveries)	$8,074	$2,494	$366	$157	$29
Average net loans	269,733	292,437	281,764	229,744	204,738
	2.99%	0.85%	0.13%	0.07%	0.01%
Ratio of allowance for loan losses to total loans net of unearned income:
Allowance for loan losses	$10,524	$10,814	$3,796	$2,912	$2,889
Total loans at period end	261,449	292,304	293,406	265,849	208,507
	4.03%	3.70%	1.28%	1.10%	1.39%
Ratio of allowance for loan losses to total non-performing loans:
Allowance for loan losses	$10,524	$10,814	$3,796	$2,912	$2,889
Non-performing loans	38,965	23,832	11,597	4,118	1,000
	27.00%	45.38%	29.02%	70.71%	288.90%

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

For the year ended December 31, 2010, the provision for loan losses was $7.8 million and in 2009 the provision for loan losses was $9.5 million. The primary driver of the 2010 charge-offs were the real estate construction loans.  We have seen the underlying development projects related to these loans delayed as the real estate market has deteriorated.  There was a $1.2 million provision for loan losses for the year ended December 31, 2008, a $180 thousand provision for loan losses for the year ended December 31, 2007, and in 2006 there was no loan provision.  In management’s opinion, the provision charged to operations has been sufficient to absorb the current year’s net loan losses and generally provide a reserve for potential future loan losses considering the financial condition of borrowers and collateral values in view of the uncertainties in our local economy.

The following table shows the balance and percentage of our allowance for loan losses allocated to each category of loans:

	At December 31,
	2010			2009			2008
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans
	(Dollars in Thousands)
Commercial	$2,416	23%	22%	$1,604	15%	23%	$695	18%	14%
Real estate-construction	5,621	53%	20%	5,196	48%	23%	2,185	58%	28%
Real estate-mortgage (1)	2,363	23%	55%	3,698	34%	51%	843	22%	55%
Consumer (2)	124	1%	3%	316	3%	3%	73	2%	3%
	$10,524	100%	100%	$10,814	100%	100%	$3.796	100%	100%

	At December 31,
	2007			2006
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans
	(Dollars in Thousands)
Commercial	$214	7%	13%	$609	21%	20%
Real estate-construction	2,059	71%	34%	1,115	39%	32%
Real estate-mortgage (1)	519	18%	49%	1,005	35%	43%
Consumer (2)	120	4%	4%	160	5%	5%
	$2,912	100%	100%	$2,889	100%	100%

(1) Includes home-equity loans. (2) Includes bank cards.

We have allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the above categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loss trends. Furthermore, the portion allocated to each loan category may vary from period to period due to changes in the financial ability of borrowers to service their debt and repay principal; changes in the estimated value of collateral, in particular real estate. These allocations are not necessarily the total amount available for future losses that might occur within such categories, since a portion of the total allowance is a general allowance applicable to the entire portfolio.

Securities

Our investment securities portfolio serves several purposes, primarily, liquidity, safety and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for borrowing from the Federal Home Loan Bank of Atlanta, and others for repurchase agreements with correspondent banks and commercial customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset liability management purposes.

At December 31, 2010, investment securities totaled $111.3 million representing 27.2% of total assets and a decrease of $16.1 million or 12.6% compared to $127.4 million in 2009.  The largest decreases occurred in the government agencies category, and the corporate and other debt category as we shifted our mix of securities into investments with less risk associated with them, such as Ginnie Mae mortgage backed securities and US Treasury securities.   For the total portfolio in 2010, $41.6 million in securities were from calls or maturities, purchases were $79.9 million, proceeds from sales were $55.4 million, and $255 thousand was written down as OTTI.

At December 31, 2009, investment securities totaled $127.4 million representing 26.9% of total assets and a decrease of $18.5 million or 12.7% compared to $145.9 million in 2008.  The majority of this decrease occurred in the government agencies category as over $47.0 million of these securities were called during 2009 while the net of purchases and sales was a positive $34.4 million as we sought to replace the yield on the securities called.  For the total portfolio in 2009, $49.5 million in securities were called, net purchases and sales were a positive $33.5 million, paydowns and maturities were $2.6 million, and $6.7 million was written down as OTTI.

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We conducted impairment reviews as of December 2010 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would not be required to sell the securities before the recovery of the entire amortized cost basis of the security. We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

•	$175 thousand Ally Bank (formerly GMAC) Perpetual Preferred Stock,
•	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
•	$2 million Citigroup 6.95% maturing 9/15/2031,
•	$2 million Bank Boston Capital 1.007$ maturing 1/15/2027,
•	$2.0 million Bank of America Capital .8213% maturing 1/15/2027,
•	$2 million Sallie Mae senior debt 5.3% maturing 6/15/2013 and
•	$2 million in Sallie Mae preferred stock.

            Additionally, we hold eleven CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred debt. Other than temporary impairment (“OTTI”) in the amount of $255 thousand has been recognized on seven of these securities in 2010. Subsequent to purchase, seven of these securities have revised ratings that are below minimum investment grade (refer to Note 3 of the financial statements for further discussion).  We use an independent valuation firm that specializes in valuing debt securities.  The independent firm evaluates all relevant credit and structural aspects of each debt security, determining appropriate performance assumptions and performing discounted cash flow analysis.  The following topics are covered in their evaluation:

•	Detailed credit and structural evaluation for each piece of collateral in the debt security;
•	Collateral performance projections for each piece of collateral in the debt security;
•	Terms of the debt security structure; and
•	Discounted cash flow modeling.

Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of December 31, 2010. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

During the fourth quarter of 2010, we recorded $167 thousand in other-than-temporary impairment charges.  We determined this based on our estimate of credit losses on the related securities.  This estimate was based on an independent analysis from an outside firm that specializes in valuing complex financial instruments.  We reviewed the assumptions used in the analysis and believe that these assumptions are reasonable.

The following table summarizes the book value of our securities held to maturity at the dates indicated:

	Book Value at December 31,
	2010	2009	2008
	(Dollars in Thousands)
States and political subdivisions	$2,525	$4,441	$5,087

The table below summarizes the book value of our securities available for sale at the dates indicated.

	Book Value at December 31,
	2010	2009	2008
	(Dollars in Thousands)
U.S. Treasury securities and U. S. government agencies and corporations	$60,585	$81,476	$90,103
Bank eligible preferred and equities	2,427	2,577	2,604
Mortgage-backed securities	29,048	15,086	8,129
Corporate and other debt	17,294	23,684	45,358
States and political subdivisions	4,489	8,719	10,101
	$113,843	$131,542	$156,295

The book value and average yield of our securities, including securities available for sale, at December 31, 2010 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cash flows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date. Our investment in bank eligible government sponsored entities consists of Fannie Mae, Freddie Mac and Sallie Mae fixed coupon exchange traded preferred stocks. During 2008 Fannie Mae and Freddie Mac preferred stocks were written-down by $18.9 million. These securities carry no book value. As these securities have no fixed maturity date they are separately identified. Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages.

The table below summarizes the maturity distribution of our available for sale and our held to maturity securities at December 31, 2010.

	States and Political Subdivisions(1)		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Due in one year or less	$475	4.14%	$-	-%	$29,000	0.76%
Due one year through five years	540	4.94%	76	5.97%	3,211	4.18%
Due five years through ten years	-	-%	876	4.45%	7,532	2.47%
Due after ten years	5,999	5.26%	28,096	4.03%	20,842	4.63%
Bank eligible preferred and equities	-	-	-	-	-	-
Total	$7,014	5.16%	$29,048	4.05%	$60,585	2.49%

	Corporate Debt		Totals
	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$-	-%	$29,475	0.81%
Due one year through five years	1,237	5.02%	5,064	4.49%
Due five years through ten years	-	-%	8,408	2.68%
Due after ten years	16,057	4.68%	70,994	4.46%
Bank eligible preferred and equities	-	-	2,427	4.94%
Total	$17,294	4.70%	$116,368	3.42%

____________________
(1)	Yield on tax-exempt obligations have been computed on a tax-equivalent basis.

As shown in the table above, $29.5 million, or 25.3% will mature in one year or less while $5.1 million, or 4.4%, will mature after one year but within five years. The fully taxable equivalent average yield on the entire portfolio was 3.42% for 2010, compared to 4.95% for 2009, and 5.78% for 2008. The book value of the entire portfolio exceeded its market value by approximately $5.5 million at December 31, 2010, compared to $8.5 million at December 31, 2009, and $15.4 million at December 31, 2008.

Deposits and Short-Term Borrowings

Our predominate source of funds has been retail deposit accounts. Our deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. Our deposits are provided by individuals and businesses generally located within the principal markets served.

As shown in the following table, average total deposits decreased by 2.3% in 2010, compared to an increase of 4.8% in 2009, and a 2.9% decline in 2008. The average aggregate interest rate paid on deposits was 2.11% in 2010, versus 2.69% in 2009, and 3.28% in 2008. The majority (57%) of our deposits are higher yielding time deposits because many of its customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	2010			2009			2008
	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate
Non-interest bearing demand	$38,163	$-	-%	$39,168	$-	-%	$39,839	$-	-%
Interest bearing demand	81,799	742	0.91%	73,131	997	1.36%	62,813	1,145	1.82%
Savings	37,515	346	0.92%	32,937	396	1.20%	31,729	479	1.51%
Certificates of deposit	210,282	5,856	2.78%	231,373	8,735	3.78%	225,112	10,185	4.52%
Total	$367,759	$6,944	2.11%	$376,609	$10,128	2.69%	$359,493	$11,809	3.28%

We do not solicit nor do we have any brokered deposits. Due to our “adequately capitalized” status, we are not permitted to accept brokered deposits without prior regulatory approval or offer interest rates on deposits that are significantly higher than the average rates in our market area.  The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2010:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$13,484
Three to six months	12,631
Six to twelve months	17,996
Over twelve months	16,481
$60,592

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence.  In addition, the Company is evaluating strategies regarding capital enhancements.  Such strategies could include capital offerings, a sale leaseback of bank owned real estate, continued reduction in assets, or further management of the securities portfolio.

The Bank was considered “adequately capitalized” for regulatory purposes as of December 31, 2010. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in common equity accounts of consolidated subsidiaries, less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses and pre-tax net unrealized holding gains on certain equity securities. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.

The following tables show risk based capital ratios and stockholders’ equity to total assets for the Company and its principal subsidiary, Central Virginia Bank:

		December 31,
	Regulatory Minimum	2010	2009	2008	2007

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0%	8.4%	9.2%	9.2%	13.5%
Tier 1 risk-based capital	4.0%	7.1%	8.0%	8.2%	12.7%
Leverage ratio	4.0%	5.1%	5.8%	6.6%	9.7%
Stockholders’ equity to total assets	N/A	2.7%	5.5%	4.2%	7.6%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	8.2%	8.8%	10.6%	13.2%
Tier 1 risk-based capital	4.0%	6.0%	6.9%	7.6%	9.6%	12.4%
Leverage ratio	4.0%	5.0%	4.9%	5.5%	7.7%	9.5%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by retaining earnings. The losses incurred in 2010, 2009 and 2008 have reduced the capital such that it is now considered “adequately capitalized”.  At December 31, 2010, total stockholders’ equity decreased by $15.2 million to $11.0 million principally due to the recordation of the deferred tax asset valuation allowance. The primary reason for the decrease in the Bank’s capital ratio is due to the pretax net loss for 2010. The deferred tax asset valuation allowance is not considered in the capital ratios calculation.  Total stockholders’ equity increased $5.9 million to $26.2 million in 2009 from $20.3 million in 2008 principally due to the issuance of preferred shares in January 2009.  Total stockholders’ equity decreased by $16.6 million to $20.3 million in 2008 from $36.9 million in 2007 principally due to write-down, net of tax, of the GSE and Lehman Brothers securities and an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. Total stockholders’ equity decreased by $0.2 million to $36.9 million in 2007 from $37.1 million 2006 principally due to an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income.  Due to the impact on the Bank’s capital ratios of the write-down of the GSE investments during 2009 and 2008 as well as the increase in provision for loan losses in 2009 and 2010, and also due to the requirements of our written agreement with the Federal Reserve and the Bureau of Financial Institutions, the Company may raise additional capital in the future.  At this time, the Company does not know what the nature of any capital raise will be, but expects that it could be substantially dilutive to current shareholders. In addition to the capital raise, the Company is evaluating strategies regarding capital enhancements.  Such strategies could include a sale leaseback of bank owned real estate, continued reduction in assets, or further management of the securities portfolio.

In January 2009, we elected to participate in the TARP Capital Purchase Program and issued $11,385,000 of 5% Cumulative Senior Preferred Stock to the U.S. Treasury. This additional capital partially replaced the reduction in capital as a result of the $19 million impairment write downs in 2008. The cost of the Senior Preferred dividend is approximately $570,000 annually.

There were no cash dividends on common stock paid in 2010, compared to $436 thousand in 2009, and $1.6 million in 2008.  Book value per common share was $(0.19) at December 31, 2010, compared to $5.64 at December 31, 2009, and $7.82 at December 31, 2008.

At December 31, 2010, management determined that an establishment of a valuation allowance of $14.7 million on its deferred tax assets was prudent given our historical losses.  There is no impact on our calculation of Tier One Capital for regulatory purposes given the net deferred tax assets were already excluded from the calculation.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As a result of the losses reported for 2010 and 2009, as of December 31, 2010, without prior regulatory approval, the Bank would not have had sufficient retained earnings available for distribution to the Company as dividends.

Liquidity and Interest Rate Sensitivity

Liquidity. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. Our ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of our management of liquid assets and our ability to generate liquidity through liability funding, management believes that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

Additional sources of liquidity available to us include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds from correspondent banks, and selling securities under repurchase agreements to correspondent banks as well as commercial customers. To further meet our liquidity needs, we also have access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in assets.  The Bank, over the past five years, has experienced 28.6% growth in average year to date deposits – from $286.0 million in 2006 to $367.8 million in 2010. During the same period, the Bank has increased its borrowings 24.1% from an average of $42.3 million for 2006 to an average of $52.5 million for 2010. Finally over the same five year period the Bank increased its assets by 9.1% from an average of $409.7 million for 2006 to an average of $446.9 million for 2010. For the past 12 months, the Bank has decreased the average deposits to $367.8 million compared to $376.6 million in 2009, a 2.3% decrease.  During the same period, the Bank has decreased its borrowings to $52.5 million compared to $85.8 million in 2009, a 38.8% decrease.  Finally, during the same 12 month period, the Bank has decreased its assets to $446.9 million compared to $495.9 million in 2009, a 9.9% decrease.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2010, we had a positive 3 month and a negative12-month period gap position, the cumulative gap to the one year point was positive. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

Effects of Inflation

Inflation significantly affects industries having high proportions of fixed assets or high levels of inventories. Although we are not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, our earnings and high capital retention levels have enabled us to meet these needs.

Our reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis, in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

The following table summarizes our interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2010:

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years or Non-sensitive	Total
EARNING ASSETS:
Federal funds sold	$6,279	$-	$-	$-	$6,279
Investment portfolio	60,392	9,088	8,791	35,932	114,203
Loans(1)	100,631	28,391	53,899	68,004	250,925
Total interest-earning assets	$167,302	$37,479	$62,690	$104,298	$371,769
FUNDING SOURCES
Deposits:
Interest bearing demand	$20,562	$10,419	$10,419	$41,402	$82,802
Savings	11,571	7,712	3,857	15,428	38,568
Certificates of deposit	55,072	88,132	46,117	-	189,321
Federal funds purchased and securities
sold under repurchase agreements	2,973	-	-	-	2,973
Other liabilities	-	-	-	2,804	2,804
Total interest-bearing liabilities	$90,178	$106,263	$60,393	$59,634	$316,468
Period gap	$77,124	$(68,784)	$2,297	$44,664	$55,301
Cumulative gap	$77,124	$8,340	$10,637	$55,301
Ratio of cumulative gap to total earning assets	20.75%	2.24%	2.86%	14.88%

(1)	Of the amount of loans due after 12 months, $100.3 million had floating or adjustable rates of interest and $78.3 million had fixed rates of interest.

Off-Balance Sheet Arrangements

We enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include unfunded commitments to extend credit and standby letters of credit which would impact our liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 15 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Contractual Obligations

The following table presents our contractual obligations at December 31, 2010 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Thousands)
Capital Trust Preferred Securities	$5,155	$-	$-	$5,155	$-
FHLB borrowings (1)	40,000	-	20,000	5,000	15,000
Securities sold under repurchase agreements	2,973	2,973	-	-	-
Total	$48,128	$2,973	$20,000	$10,155	$15,000

(1)
Federal Home Loan Bank advances generally all callable prior to the maturity date indicated above. If the advance is called, the advance can be, at the option of the Bank, converted to another advance with a different interest structure, while maintaining the same maturity date. See Note 9 in Notes to Consolidated Financial Statements.

Forward-Looking Statements

Certain information contained in this discussion and elsewhere in this filing may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “we expect,” “we believe,” “it is anticipated,” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by us, changing trends in customer profiles and changes in laws and regulations applicable to us. Although we believe that our expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results, our performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

General. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we may use historical loss factors as one of the many factors and estimates utilized in determining the inherent losses that may be present in our loan portfolio. Actual losses could differ substantially from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. A summary of our significant accounting policies is set forth in Note 1 to our consolidated financial statements.

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

Earnings Simulation Analysis

We use simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model utilized by us calculates estimated earnings based on projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a more realistic analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

The following table represents the interest rate sensitivity of our net interest income (net interest income at risk) on a 12-month horizon using different rate scenarios as of December 31, 2010. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2010 data.

Change in Yield Curve	Cumulative Percentage Change in Net Interest Income from Base	Cumulative Dollar Change in Net Interest Income from Base
		(Dollars in Thousands)
+300 basis points	19.5%	$2,564
+200 basis points	13.0%	1,713
+100 basis points	6.6%	868
Base $13,150	-	-
-100 basis points	1.4%	179
-200 basis points	1.6%	209
-300 basis points	2.4%	317

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

The following chart reflects the change in net market value of equity, (economic value of equity at risk), by using December 31, 2010 data, over different rate environments with a one-year horizon.

Change in Yield Curve	Cumulative Percentage Change in Economic Value of Equity	Cumulative Dollar Change in Economic Value of Equity (Dollars in Thousands)
+300 basis points	(54.0)%	$(7,782)
+200 basis points	(41.5)%	(5,985)
+100 basis points	(26.5)%	(3,814)
Base $14,412	-	-
-100 basis points	(3.7)%	(538)
-200 basis points	(8.8)%	(1,261)
-300 basis points	(3.0)%	(438)

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

Our asset-liability management committee reviews deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and our overall interest sensitivity. The minutes of the committee are reported to the board of directors regularly. The periodic monitoring of interest rate risk, investment and trading activity, deposit pricing, funding and liquidity, along with any other significant transactions are managed by the Chief Financial Officer of the Bank with input from other committee members.

The following table summarizes our dynamic gap model. The dynamic gap model attempts to forecast the cumulative difference between the maturity and repricing characteristics of interest sensitive assets and interest sensitive liabilities measured at various time intervals as well as under various interest rate scenarios.

	Cumulative Dynamic Gap as a Percentage of Assets
Change in Yield Curve	Time Horizon 0 – 30 Days	Time Horizon 0 – 180 Days	Time Horizon 0 – 365 Days
+300 basis points	25.7%	19.6%	13.7%
+200 basis points	25.7%	19.9%	14.5%
+100 basis points	25.9%	20.5%	15.2%
Base	25.9%	22.7%	17.8%
-100 basis points	26.0%	23.8%	19.5%
-200 basis points	26.0%	24.9%	21.9%
-300 basis points	26.0%	25.2%	22.3%

The table below lists our performance for the years ended December 31, 2010 and 2009 on a quarterly basis.

Summary of Financial Results by Quarter
	2010
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$4,647	$5,290	$5,412	$5,638
Interest expense	1,918	2,073	2,257	2,535
Net interest income	2,729	3,217	3,155	3,103
Provision for loan losses	2,662	1,903	2,905	315
Non-interest income	1,711	859	1,273	891
Non-interest expense	3,868	3,597	3,671	3,607
(Loss) income before applicable income taxes	(2,090)	(1,424)	(2,148)	72
Applicable income taxes (benefit)	10	10,706	(1,040)	(15)
Net (Loss) Income	$(2,100)	$(12,130)	$(1,108)	$87

(Loss) Earnings per share, basic	$(0.86)	$(4.69)	$(0.48)	$(0.03)
(Loss) Earnings per share, diluted	$(0.86)	$(4.69)	$(0.48)	$(0.03)

Summary of Financial Results by Quarter
	2009
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$5,687	$6,718	$6,558	$6,466
Interest expense	2,841	3,000	3,184	3,447
Net interest income	2,846	3,718	3,474	3,019
Provision for loan losses	7,619	968	550	375
Non-interest income	183	655	1,394	948
Non-interest expense	7,144	5,277	4,331	3,233
(Loss) income before applicable income taxes	(11,734)	(1,872)	(112)	359
Applicable income taxes (benefit)	(3,453)	(821)	(17)	98
Net (Loss) Income	$(8,281)	$(1,051)	$(95)	$261

(Loss) Earnings per share, basic	$(3.25)	$(0.46)	$(0.10)	$0.06
(Loss) Earnings per share, diluted	$(3.25)	$(0.46)	$(0.10)	$0.06

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and independent auditors’ reports thereon are filed as a part of this report following Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of and documented the design and operations of our disclosure controls and procedures that are designed to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission.  In designing and evaluating the disclosure controls and procedures, management recognizes that no control or procedure, no matter how well designed and operated, can provide absolute assurance that the desired control objectives will be achieved.  However, management believes it has both appropriate and effective controls over financial disclosure and reporting, and has applied prudent judgment in evaluating the cost-benefit relationship of these controls and procedures.

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision of and the participation with our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of this evaluation, our disclosure controls were effective.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders..

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

3.3	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
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

10.8
Written Agreement dated June 30, 2010 by and among Central Virginia Bankshares, Inc., Central Virginia Bank, the Federal Reserve Bank of Richmond, and the Commonwealth of Virginia State Corporation Commission, Bureau of Financial Institutions, (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2010).

10.9
Employment Agreement, dated as of December 21, 2010, by and between Central Virginia Bankshares, Inc., Central Virginia Bank, and Herbert E. Marth, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2010).

10.10	Form of Stock Award Agreement (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	TARP Certification of Chief Executive Officer (filed herewith).
99.2	TARP Certification of Chief Financial Officer (filed herewith).

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

CENTRAL VIRGINIA BANKSHARES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2010

To the Shareholders and Board of Directors
Central Virginia Bankshares, Inc.
Powhatan, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 31, 2011

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Balance Sheets (Dollars in thousands except share and per share amounts)
December 31,	2010	2009
ASSETS
Cash and due from banks	$7,582	$8,010
Federal funds sold	6,279	4,493
Total cash and cash equivalents	13,861	12,503

Securities available for sale, at fair value	108,798	122,966
Securities held to maturity, at amortized cost (fair value 2010 - $2,541; 2009 - $4,526)	2,525	4,441
Total securities	111,323	127,407

Mortgage and SBA loans held for sale	1,854	2,143

Loans, net of unearned income	261,449	292,304
Allowance for loan losses	(10,524)	(10,814)
Loans, net	250,925	281,490

Bank premises and equipment, net	8,650	9,230
Accrued interest receivable	1,528	2,415
Deferred income taxes	-	12,588
Other real estate owned, net of valuation allowance of $93 and $0, respectively	2,394	3,575
Other assets	18,607	21,872
Total other assets	31,179	49,680
Total Assets	$409,142	$473,223

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Balance Sheets
(Dollars in thousands except share and per share amounts)

December 31,	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand deposits	$35,370	$37,460
Interest bearing demand deposits, MMDA, and NOW accounts	82,802	84,464
Savings deposits	38,569	33,425
Certificates of deposit under $100,000	128,729	155,947
Certificates of deposit $100,000 and over	60,592	74,230
Total deposits	346,062	385,526

Federal funds purchased and securities sold under repurchase agreements	2,973	2,707
FHLB overnight borrowings	-	10,000
Total short-term borrowings	2,973	12,707

FHLB term borrowings	40,000	40,000
Capital trust preferred securities	5,155	5,155
Total long-term borrowings	45,155	45,155
Total borrowings	48,128	57,862

Accrued interest payable	1,123	574
Other liabilities	2,804	3,042
Total liabilities	398,117	447,004
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock, Series A, cumulative,$1.25 par value; $1,000 liquidation value; 1,000,000 authorized shares; 11,385 shares issued and outstanding in 2010 and 2009, respectively	11,385	11,385
Common stock, $1.25 par value; 30,000,000 and 6,000,000 shares authorized,
in 2010 and 2009, respectively and 2,622,529 and 2,618,346 shares issued and outstanding in 2010 and 2009, respectively	3,278	3,273
Surplus	16,899	16,893
Retained earnings (deficit)	(15,632)	261
Common stock warrant	412	412
Discount on preferred stock	(272)	(345)
Accumulated other comprehensive (loss), net	(5,045)	(5,660)
Total stockholders’ equity	11,025	26,219
Total Liabilities and Stockholders’ Equity	$409,142	$473,223

 See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Operations
(Dollars in thousands except share and per share data)
Years Ended December 31,	2010	2009	2008
Interest income:
Interest and fees on loans	$16,132	$17,909	$19,484
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations	3,274	4,390	5,301
States and political subdivisions	487	768	879
Corporate and other	1,063	2,342	3,848
Federal funds sold	32	21	2
Total interest income	20,988	25,430	29,514
Interest expense:
Interest on deposits	6,944	10,128	11,808
Interest on borrowings:
Federal funds purchased and securities sold
under repurchase agreements	22	213	830
FHLB borrowings	1,653	1,792	2,156
Other short-term borrowings	-	116	113
Capital trust preferred securities	164	189	324
Total interest expense	8,783	12,438	15,231
Net interest income	12,205	12,992	14,283
Provision for loan losses	7,784	9,512	1,250
Net interest income after provision for loan losses	4,421	3,480	13,033
Non-interest income
Deposit fees and charges	1,663	1,841	1,883
Other service charges, commissions and fees	881	924	872
Increase in cash surrender value of life insurance	440	434	389
Realized gains (losses) on sales/calls of securities available for sale	1,493	(268)	162
Other	257	249	231
Total non-interest income	4,734	3,180	3,537
Non-interest expenses:
Salaries and benefits	5,733	6,713	7,178
Occupancy expense	1,148	1,165	1,159
Furniture and equipment expenses	725	763	1,016
FDIC premiums	1,163	1,153	220
Loss on write-down of securities (1)	255	6,746	18,900
Loss on devaluation of other real estate owned	834	-	-
Other operating expenses	4,887	3,478	3,470
Total non-interest expenses	14,745	20,018	31,943
Loss before income taxes	(5,590)	(13,358)	(15,373)
Income tax expense (benefit)	9,661	(4,192)	(5,748)
Net loss	$(15,251)	$(9,166)	$(9,625)
Effective dividend on preferred stock	642	590	-
Net loss available to common shareholders	$(15,893)	$(9,756)	$(9,625)
Basic loss per common share	$(6.06)	$(3.74)	$(3.73)
Diluted loss per common share	$(6.06)	$(3.74)	$(3.73)

See Notes to Consolidated Financial Statements.

(1)
Loss on write-down of securities consists of other-than-temporary impairment losses of $2.4 million, $9.1 million and $18.9 million of which $2.1 million, $2.3 million, and $zero is recognized in other comprehensive income and a net impairment loss of $255 thousand, $6.7 million and $18.9 million is recognized in earnings for 2010, 2009 and 2008, respectively.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Stockholders’ Equity
(dollars in thousands, except share and per share amounts)
Years Ended December 31, 2010, 2009 and 2008	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)	Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Loss	Total
Balance, December 31, 2007	$-	$3,059	$14,793	$23,634	$-	$-	$(4,622)		$36,864
Comprehensive loss:
Net (loss)	-	-	-	(9,625)	-	-		$(9,625)	(9,625)
Other comprehensive loss, net of tax:									-
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $9,247	-	-	-	-	-	-	(17,949)	(17,949)	(17,949)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $6,411							12,489	12,489	12,489
Reclassification adjustment for gains on securities available for sale included in net income net of deferred income taxes of $55	-	-	-	-	-	-	(107)	(107)	(107)
Total comprehensive (loss)								$(15,192)
Issuance of common stock:
3,682 shares pursuant to exercise of stock options	-	5	38	-	-	-	-		43
Income tax benefit of deduction for tax purposes attributable to exercise of stock options	-	-	8	-	-	-	-		8
122,425 shares pursuant to a 5% stock dividend	-	153	1,830	(1,983)	-	-	-		-
22,997 shares pursuant to dividend reinvestment plan	-	28	202	-	-	-	-		230
Payment for 290 fractional shares of common stock	-	-	-	(4)	-	-	-		(4)
Cash dividends declared, $.645 per share	-	-	-	(1,641)	-	-	-		(1,641)
Balance, December 31, 2008	$-	$3,245	$16,871	$10,381	$-	$-	$(10,189)		$20,308
Comprehensive (loss):
Net (loss)	-	-	-	(9,166)	-	-	-	$(9,166)	(9,166)
Other comprehensive gain, net of tax:
Unrealized holding losses on securities available for sale arising during the period, net of deferred income taxes of $52	-	-	-	-	-	-	(100)	(100)	(100)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $2,293	-	-	-	-	-	-	4,452	4,452	4,452
Reclassification adjustment for losses on securities available for sale included in net income, net of deferred income taxes of $91	-	-	-	-	-	-	177	177	177
Total comprehensive (loss)								$(4,637)
Issuance of 11,385 shares of preferred stock	11,385	-	(37)	-	412	(412)	-		11,348
Accretion of preferred stock dividend	-		-	(67)	-	67	-		-
Dividends paid on preferred stock	-	-	-	(451)	-	-	-		(451)
Issuance of 22,126 shares of common stock pursuant to dividend reinvestment plan	-	28	59	-	-	-	-		87
Cash dividends declared, $.1675 per share	-	-	-	(436)	-	-	-		(436)
Balance, December 31, 2009	$11,385	$3,273	$16,893	$261	$412	$(345)	$(5,660)		$26,219
Comprehensive (loss):
Net (loss)	-	-	-	(15,251)	-	-	-	$(15,251)	(15,251)
Other comprehensive gain:
Unrealized holding gains on securities available for sale arising during the period	-	-	-	-	-	-	1,853	1,853	1,853
Reclassification adjustment for loss on write-down of securities	-	-	-	-	-	-	255	255	255
Reclassification adjustment for gains on securities available for sale included in net income	-	-	-	-	-	-	(1,493)	(1,493)	(1,493)
Total comprehensive (loss)								$(14,636)
Accretion of preferred stock dividend	-	-	-	(73)	-	73	-		-
Dividends on preferred stock	-	-	-	(569)	-	-	-		(569)
Issuance of 4,183 shares of common stock pursuant to dividend reinvestment plan	-	5	6	-	-	-	-		11
Balance, December 31, 2010	$11,385	$3,278	$16,899	$(15,632)	$412	$(272)	$(5,045)		$11,025

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Cash Flows

Years Ended December 31,	2010	2009	2008

Cash Flows from Operating Activities
Net loss	$(15,251)	$(9,166)	$(9,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	676	759	859
Amortization	15	15	35
Deferred income taxes	9,672	(2,177)	(6,801)
Provision for loan losses	7,784	9,512	1,250
Amortization and accretion on securities, net	367	330	98
Realized loss (gain) on sales/calls of securities available for sale	(1,493)	268	(162)
Realized loss on sale of other real estate owned	85	-	-
Loss on write-down of securities	255	6,746	18,900
Loss on devaluation of other real estate owned	834	-	-
Increase in cash value of life insurance	(440)	(434)	(389)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage loans held for sale	277	(1,048)	(406)
SBA loans held for sale	12	7	1,781
Accrued interest receivable	887	393	226
Other assets	4,577	(2,810)	(1,495)
Increase (decrease) in liabilities:
Accrued interest payable	549	(72)	(80)
Other liabilities	(327)	(1,392)	270
Net cash provided by operating activities	8,479	931	4,461

Cash Flows From Investing Activities
Proceeds from calls and maturities of securities held to maturity	1,927	640	925
Proceeds from calls and maturities of securities available for sale	41,635	51,716	63,851
Proceeds from sales of securities available for sale	55,406	56,030	19,806
Purchase of securities available for sale	(79,908)	(90,332)	(80,222)
Net decrease (increase) in loans made to customers	20,789	(4,740)	(27,923)
Proceeds from sales of other real estate owned	2,313	916	-
Net purchases of premises and equipment	(96)	(133)	(363)
Acquisition of restricted securities and other investments	-	(106)	(379)
Net cash provided by (used in) investing activities	42,066	13,991	(24,305)

See Notes to Consolidated Financial Statements.

(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Cash Flows

Years Ended December 31,	2010	2009	2008

Cash Flows From Financing Activities
Net increase (decrease) in demand deposits, MMDA, NOW, and savings accounts	1,392	28,929	(5,765)
Net increase (decrease) in time deposits	(40,856)	8,634	(5,032)
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	266	(40,595)	21,065
Net (payment) proceeds on FHLB borrowings	(10,000)	(9,500)	150
Net (payment) proceeds from short-term loan	-	(7,000)	7,000
Net proceeds from issuance of preferred stock	-	11,348	-
Net proceeds from issuance of common stock	11	87	274
Payment for fractional shares of common stock	-	-	(5)
Dividends paid on preferred stock	-	(451)	-
Dividends paid on common stock	-	(436)	(1,641)
Net cash (used in) provided by financing activities	(49,187)	(8,984)	16,046
Increase (decrease) in cash and cash equivalents	1,358	5,938	(3,798)
Cash and cash equivalents, beginning	12,503	6,565	10,363
Cash and cash equivalents, ending	$13,861	$12,503	$6,565
Supplemental Disclosures of Cash Flow Information
Interest paid	$8,234	$12,509	$15,311
Income taxes paid		382	992
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$3,531	$6,861	$(8,435)
Loans transferred to other real estate owned	1,993	3,341	1,245

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc., and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155,000 at December 31, 2010. The subordinated debt of the Trust is reflected as a liability on the Company’s consolidated balance sheet.

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

A significant portion of the Bank’s loan portfolio consists of single-family residential loans in the Virginia counties of Powhatan, Chesterfield, Henrico, and Cumberland. There is also a significant concentration of loans to builders and developers in the region. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

The Bank maintains cash accounts with other commercial banks. The amount of these deposits at December 31, 2010 exceeded the insurance limit of the FDIC by $4.0 million. The Bank has not experienced any losses in such accounts. The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $50 thousand and $116 thousand at December 31, 2010 and 2009, respectively.

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

Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Company intends to sell the security or (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis.  If, however, the Company does not intend to sell the security and it is not more -likely-than-not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.  For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in net income.  Management regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, its intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market determined on an aggregate basis. The Bank does not retain mortgage servicing rights on loans held for sale. Substantially all mortgage loans held for sale are pre-sold to the Bank's mortgage correspondents. All sales are made without recourse.

United States SBA Loan Certificates held for sale: The Company, through a business arrangement with Community Bankers Securities (“CBS”), provides temporary short-term financing for United States Government Small Business Administration Guaranteed Interest Certificates (“Certificates”) until such times as the Certificates can be aggregated into a U.S. Small Business Administration Guaranteed Loan Pool (“Pool”) by CBS. Upon assembling the requisite number of Certificates that aggregate the desired principal amount and yield, CBS repurchases the Certificates from the Bank, transferring them to the exclusive Fiscal and Transfer Agent (“FTA”) receiving in exchange, a security backed by the pool of Certificates, which is then sold by CBS to the end investor. As the Certificates represent the guaranteed portion of SBA loans, they are reported as loans held for sale. SBA loans held for sale were $339 thousand and $351 thousand as of December 31, 2010 and 2009, respectively.

Rate lock commitments: The Company may occasionally enter into a commitment to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Company protects itself from changes in interest rates by simultaneously entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Company is obligated to sell the loan to the purchaser only if the loan closes. No other obligation exists. As a result of these contractual relationships with purchasers of loans, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Loans: Loans are stated at the amount of unpaid principal, reduced by unearned discount, partial charge-offs and an allowance for loan losses.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Any subsequent payments made on non-accrual loans are applied to principal.  Credit card loans and other personal loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Interest payments on accruing impaired loans are recognized as interest income.  Impaired loans include loans that are on non-accrual but may also include loans that are performing and paying per the terms of the loan agreement.

All current year interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses: The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date.  Management uses a disciplined process and methodology to establish the allowance for loan losses each quarter.  To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to the following portfolio segments: (1) the commercial loan portfolio, (2) the construction loan portfolio, (3) the real estate portfolio, and (4) the consumer loan portfolio.  For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type.  The Company also sub-segments these segments into classes based on the associated risks within those segments.  Commercial loans are comprised of one class of financial loans.  Construction loans are divided into the following two classes:  Other Construction, Land Development and Other Loans and Residential Construction.  Real estate loans are divided into three classes:  Mortgages, Commercial, and Home Equity.  Consumer loans are comprised of one class of other consumer loans.  Each class of loan exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components. The specific component is related to loans that are classified as either doubtful or substandard. The general component covers non-classified and special mention loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, construction and residential loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience, quantitative and other mathematical techniques over the loss emergence period.  Each class of loan exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  The Company uses a vendor supplied model in this process.  Management must use judgment in establishing additional input metrics, as described below, for the modeling process.  The model and assumptions used to determine the allowance are reviewed by the Asset and Liability Committee.  The Board  provides final approval on the methodology used for the model.

The following is how management determines the balance of the allowance account for each segment or class of loans.

Commercial loans.  Commercial loans are pooled by portfolio class and an historical loss percentage as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  The estimated years for impairment is based on historical loss experience over the loss emergence period.  At December 31, 2010, the estimated years for impairment for each class were as follows:

Commercial – 24 Months

Based on credit risk assessment and management’s analysis of leading predictors of losses, additional loss multipliers are applied to loan balances.  In addition, based on management’s analysis of leading predictors of losses and risks inherent with commercial loans, additional loss multipliers are applied to loan balances.  Currently, management has applied additional loss estimations based on recent charge-off and delinquency experience within the portfolio.

Construction loans.  Construction loans are pooled by portfolio class and an historical loss percentage, as well as an estimated years for impairment is applied to each class.   Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. The estimated years for impairment are based on historical loss experience modeling over the loss emergence period.  At December 31, 2010, the estimated years for impairment for each class were as follows:

Other Construction, Land Development and other Loans – 18 Months
Residential Construction – 12 Months

Based on credit risk assessment and management’s analysis of leading predictors of losses, additional loss multipliers are applied to loan balances.  Additional loss estimations, associated with risks inherent with construction loans, are based on housing inventory and real estate sales statistics for the region in which the property is located and are applied to balances of residential development loans.

Real estate loans.  Real estate loans are pooled by portfolio class and an historical loss percentage, as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  The estimated years for impairment are based on historical loss experience over the loss emergence period.  At December 31, 2010, the estimated years for impairment for each class were as follows:

Mortgages – 12 Months
Commercial – 24 Months
Home Equity – 12 Months

Management estimates an additional component of the allowance for loan losses for the non-impaired real estate segment through the application of loss factors to loans grouped by their individual past due status.  These ratings reflect the estimated default probability.

In addition, based on management’s analysis of leading predictors of losses, additional loss multipliers are applied to loan balances.  Currently, management has applied additional loss estimations based on risks inherent with real estate loans and are based on the current unemployment rate for the region in which the borrower resides and the current inventory within the Metropolitan Statistical Area (MSA) the residence is located.

Consumer loans.  Consumer loans are pooled by portfolio class and an historical loss percentage is applied to each class.  Historical loss percentage time frames vary between classes.  These time frames are based on historical loss experience modeling and other quantitative and mathematical migration techniques over the loss emergence period.  At December 31, 2010, the historical loss time frame for each class was as follows:

Other Consumer Loans – 18 Months

Based on credit risk assessment and management’s analysis of leading predictors of losses, additional loss multipliers are applied to loan balances.  During the year, management has applied additional loss estimations based on risks inherent with consumer loans and are based on the current unemployment rate for the region and on the past due status of the loan.  Criteria ranges are created and loss multipliers are linked to each range.  The applicable loss multipliers are then applied to the unsecured balances to estimate the allowance balance for the segment.

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions and collateral value, among other influences.  From time to time, events or economic factors may affect the loan losses.  The Company’s allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves.

Management monitors differences between estimated and actual incurred loan losses.  This monitoring process includes periodic assessments by senior management of loan segments and the models used to estimate incurred losses in those segments.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Credit exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.

The Company’s Estimation Process.  The Company estimates loan losses under multiple economic scenarios to establish a range of potential outcomes for each criterion applied to the allowance calculation.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for the losses inherent within these portfolios as of the reporting date.

Reflected in the portions of the allowance previously described is an amount for imprecision or uncertainty that incorporates the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.  This amount is the result of the Company’s judgment of risks inherent in the portfolios, economic uncertainties, historical loss experience and other subjective factors, including industry trends, calculated to better reflect the Company’s view of risk in each loan portfolio.  No single statistic or measurement determines the adequacy of the allowance for loan loss.  Changes in the allowance for loan loss and the related provision expense can materially affect net income.

Loan Charge-off Policies.  The amount of the loan to be charged off determines the level of review and approval.  Charge-offs (aggregated by loan number) will be reviewed and approved as designated below:

Charge-Off Amount	Required Approval
No more than $9,999	Senior Credit Officer or President/CEO
$10,000 up to $300,000	Senior Loan Committee
More than $300,000	Board of Directors

The Board of Directors will receive and review a report of charged-off loans and the total amount of charge-offs at each monthly meeting of the Board.

Troubled debt restructurings:  In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return  specific assets.

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

Other real estate owned: Other real estate owned represents properties acquired through foreclosure or other proceedings. Other real estate is initially recorded at the lower of the carrying amount or fair value less estimated costs to sell and any deficiency is recorded through the provision for loan losses. Foreclosed real estate is evaluated periodically to ensure the carrying amount is supported by its current fair value.  Subsequent declines in value are recorded as a loss on devaluation of other real estate owned.  At December 31, 2010 the Bank held other real estate owned totaling $2.4 million and held $3.6 million at December 31, 2009.  Revenue and expenses from operations are included in net expenses from foreclosed assets.

Public relations and marketing costs: Public relations and marketing costs are generally expensed as incurred.

Intangible assets: Intangible assets, which for the Bank are the cost of acquired customer accounts, are amortized on a straight-line basis over the expected periods of benefit.  The balance of intangible assets, net of accumulated amortization was $82 thousand and $97 thousand as of December 31, 2010 and 2009, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of operations.

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

(Loss) Earnings Per Common Share: Basic (loss) earnings per common share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  The number of shares has been adjusted to reflect the 5% stock dividend issued in 2008.  See Note 20.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains (losses) on securities available for sale, and unrealized losses related to factors other than credit on debt securities, recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications:  Certain items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:  In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company adopted the new guidance in 2010, and the adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-1, Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in Earnings per Share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-05, Fair Value Measurements and Disclosures (Topic 820).  The Update provides amendments to Subtopic 820-10 that require new disclosures that require the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer.  In addition, the reporting entity should present separately information about purchases, sales, issuances and settlements of fair value measurements using significant unobservable inputs (Level 3).  This Update also provides clarification of existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has evaluated this Update and has adopted the provisions of the Update that are applicable.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (“ASU 2010-08’). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  This Update provides amendments to Subtopic 855-10 that requires a filer with the Securities Exchange Commission (“SEC”) to evaluate subsequent events through the date that the financial statements are filed in addition to various other definitional clarifications.  All of the amendments in this Update are effective upon issuance of this Update.  We have evaluated this Update and have evaluated all subsequent events through the issuance of our financial statements included here within this Form 10-K for the year ended December 31, 2010.

In March 2010, FASB issued ASU No. 2010-11. Derivatives and hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.  This Update provides amendments to Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives for certain credit derivative features transferring credit risk in the form of subordination of one financial instrument to another.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company has evaluated this Update and does not believe it will have a material impact on our consolidated financial statements because we do not currently have embedded credit derivatives.

In April 2010, the FASB issued ASU 2010-18.  Receivables Topic 310 - Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.  As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in this Update do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update do not require an entity to make additional disclosures.  The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20.  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance significantly expands the existing requirements and lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, Short-Term Borrowings Disclosures, that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

In January 2011, the FASB issued ASU 2011-01.  Receivables Topic 310 - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 2.  Regulatory Matters

Over the past thirty-six months, the Company’s capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in its investment and loan portfolios. As a result of a 2009 examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, the Company entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires the Company to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that the Company shall:

•	submit written plans to the Bureau of Financial Institutions and the Federal Reserve to strengthen corporate governance and board and management structure;
•	strengthen board oversight of the management and operations of the Company;
•	strengthen credit risk management and administration;
•	establish ongoing independent review and grading of the Company’s loan portfolio;
•	enhance internal audit processes;
•	improve asset quality;
•	review and revise our methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital;
•	establish a revised contingency funding plan;
•	establish a revised investment policy; and
•	improve the Company’s earnings and overall condition.

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.

The Company has complied with the initial requirements of the written agreement, including submitting plans to significantly exceed the capital level required to be classified as “well capitalized”, improve corporate governance, strengthen board oversight of management and operations, strengthen credit risk management and administration, and improve asset quality.  The Company continues to address the requirements of the written agreement, as well as, monitor, expand and revise all items to ensure compliance.

In addition, the Company is evaluating strategies regarding capital enhancements.  Such strategies could include capital offerings, a sale leaseback of bank owned real estate, continued reduction in assets, or further management of the securities portfolio.

Note 3. Securities

The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2010 and 2009 are summarized as follows:

	2010
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$30,121	$18	$-	$30,139
U.S. government agencies and corporations	30,464	310	(64)	30,710
Bank eligible preferred and equities	2,427	150	(403)	2,174
Mortgage-backed securities	29,048	383	(206)	29,225
Corporate and other debt	17,294	49	(5,187)	12,156
States and political subdivisions	4,489	26	(121)	4,394
	$113,843	$936	$(5,981)	$108,798

	2009
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$242	$-	$(10)	$232
U. S. government agencies and corporations	81,234	134	(2,469)	78,899
Bank eligible preferred and equities	2,577	212	(550)	2,239
Mortgage-backed securities	15,086	222	(96)	15,212
Corporate and other debt	23,684	55	(6,065)	17,674
States and political subdivisions	8,719	147	(156)	8,710
	$131,542	$770	$(9,346)	$122,966

The following table presents the amortized cost and approximate fair value of securities available for sale as of December 31, 2010, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in 000’s)	Amortized Cost	Approximate Fair Value
Due in one year or less	$29,000	$29,000
Due after one year through five years	4,523	4,349
Due after five years through ten years	8,407	8,579
Due after ten years	69,486	64,696
Bank eligible preferred and equities	2,427	2,174
	$113,843	$108,798

The gross realized gains, losses and tax effect of such sales and redemptions of securities available for sale in 2010, 2009 and 2008, respectively, are shown below.

(Dollars in 000’s)	2010	2009	2008
Gross realized gains	$1,841	$1,892	$363
Gross realized losses	348	2,160	201
Net realized gain (loss)	1,493	(268)	162

Tax effect of net realized gain (loss)	$-	$(91)	$55

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds. As of December 31, 2010, there were $15.4 million related to 23 individual securities that had been in a continuous loss position for more than 12 months. Additionally, these 23 securities had an unrealized loss of $5.6 million and consisted primarily of corporate and other debt. In the second quarter of 2009, the Company adopted ASC 320-10-65 Transition Related to FSP FAS 115-2 and FAS 124-2,Recognition and Presentation of Other-Than-Temporary Impairments that amended other-than-temporary impairment (“OTTI”) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

During each quarter and at year-end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, managements’ judgment, expectations of future performance and relevant industry research and analysis.

The following tables present the gross unrealized losses and fair values as of December 31, 2010 and 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	December 31, 2010
(Dollars in 000’s)	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
U.S. Treasury securities	$29,000	$-	$-	$-	$29,000	$-
U. S. government agencies
and corporations	2,965	(28)	1,964	(36)	4,929	(64)
Bank eligible preferred and
equities	74	(1)	1,825	(402)	1,899	(403)
Mortgage-backed securities	11,213	(206)	-	-	11,213	(206)
Corporate and other debt	1	(62)	11,404	(5,125)	11,405	(5,187)
States and political
subdivisions	2,057	(92)	226	(29)	2,283	(121)
	$45,310	$(389)	$15,419	$(5,592)	$60,729	$(5,981)
	December 31, 2009
(Dollars in 000’s)	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
U.S. Treasury securities	$232	$(10)	$-	$-	$232	$(10)
U. S. government agencies
and corporations	54,835	(1,758)	12,662	(710)	67,497	(2,468)
Bank eligible preferred and
equities	129	(21)	1,848	(529)	1,977	(550)
Mortgage-backed securities	5,654	(96)	-	-	5,654	(96)
Corporate and other debt	3,331	(868)	12,045	(5,198)	15,376	(6,066)
States and political
subdivisions	-	-	3,423	(156)	3,423	(156)
	$64,181	$(2,753)	$29,978	$(6,593)	$94,159	$(9,346)

 As of December 31, 2010, the Company had seven pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $1.7 million and an unrealized loss of $8.5 million, of which $1.6 million was recognized in other comprehensive loss and $7.0 million which has been recognized in earnings. The following table provides further information on these seven securities as of December 31, 2010 (in thousands):

(Dollars in 000’s)
Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value		Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL II	Mez	Ca	$2,309	$575		$1,734	$115.700	37.7%	(42.6)%	BROKEN	$358	$1,376
PreTSL XII	B-3	Ca	2,011	473		1,538	249,600	32.7%	(36.8)%	BROKEN	758	780
PreTSL XVI	D	NR	1,553	-	-	1,553	241,010	41.9%	(61.9)%	BROKEN	-	1,553
PreTSL XXIII	D-1	NR	1,000	38	-	962	375,500	27.1%	(28.9)%	BROKEN	(38)	1,000
ALESC 6A	D-1	Ca	1,035	1	-	1,034	11,698	2.9%	(30.1)%	BROKEN	(1)	1,035
SLOSO 2007	A3F	C	1,000	-	-	1,000	211,250	40.2%	(29.3)%	BROKEN	-	1,000
Reg Div Fund	Senior	Ca	1,295	583		712	57,000	42.1%	(26.1)%	BROKEN	4796	233
Total			$10,203	$1,670		$8,533					$1,556	$6,977

As of December 31, 2010, the Company had four pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.8 million. The following table provides further information on these securities as of December 31, 2010 (in thousands):

(Dollars in 000’s)
Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)

PreTSL XXIII	C-2	NR	$498	$167	$331	$375,500	27.1%	(18.3)%	BROKEN	$331	-

I-PreTSL III	B-3	B2	1,500	727	773	38,400	11.2%	10.8%	$34,846	773	-
I-PreTSL IV	B-2	Ba2	1,000	428	572	36,000	11.6%	2.8%	$7,761	572	-
Preferred CPO Ltd.	B/C	Ba3	660	440	220	24,095	17.9%	(0.2)%	BROKEN	180	40
Total			$3,658	$1,762	$1,896					$1,856	$40

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

During 2009, the Company recorded OTTI related to its investments in Collateralized Debt Obligations (CDO’s) of $6.7 million.

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

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.2 million at December 31, 2010.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

(Dollars in 000’s)	Year-ended December 31, 2010
Balance, beginning of period	$25,645
Additions:
Initial credit impairments	255
Subsequent credit impairments	-

Balance, end of period	$25,900

The amortized cost, gross unrealized gains and losses and estimated fair value of securities being held to maturity at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
States and political subdivisions	$2,525	$16	$-	$2,541

	December 31, 2009
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
States and political subdivisions	$4,441	$85	$-	$4,526

The amortized cost and approximate fair value of securities being held to maturity at December 31, 2010, by contractual maturity, are shown below.

(Dollars in 000’s)	Amortized Cost	Approximate Market Value
Due in one year or less	$475	$482
Due after one year through five years	540	544
Due after ten years	1,510	1,515
	$2,525	$2,541

Available for Sale Securities with an amortized cost of $4.5 million and $6.1 million and a market value of $4.5 million and $6.0 million and Held to Maturity Securities with an amortized cost of $1.8 million and $2.6 million and a market value of $1.8 million and $2.6 million at December 31, 2010 and 2009, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and for public deposits and for other purposes as required or permitted by law.

Note 4. Loans

Major classification of gross loans, unearned discount and allowance for loan losses at December 31, 2010 and 2009 are as follows:

(Dollars in 000’s)	December 31,
	2010	2009
Commercial	$55,489	$67,781
Real estate:
Mortgage	126,445	126,868
Home equity	21,679	21,309
Construction	51,004	67,962
Bank cards	998	1,018
Installment	5,836	7,390
	261,451	292,328
Less unearned income	(2)	(24)
	261,449	292,304
Allowance for loan losses	(10,524)	(10,814)
Loans, net	$250,925	$281,490

At December 31, 2010 and 2009, overdraft demand deposit accounts totaling $89 thousand and $135 thousand, respectively, were reclassified as loans within the Installment loan category.

Credit Quality.  The following table represents credit exposures by internally assigned grades for the year ended December 31, 2010.  The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

Pass – No change in credit rating of borrower and loan-to-value ratio of asset;
Weak Pass – Weakening of borrower’s debt capacity, earnings and cash flows;
Special Mention – Deterioration in the credit rating of borrower;
Sub-Standard – Deteriorating financial position of borrower, probability of loss is high or expected;
Doubtful – Bankruptcy exists or is highly probable; and
Loss – Borrowers deemed incapable of repayment of debt.

	December 31, 2010
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$17,755	$27,361	$1,380	$687	$-	$22	$47,205
Weak Pass	17,775	40,403	1,073	7,761	-	17	67,029
Special Mention	4,532	3,238	-	7,536	-	241	15,547
Sub-Standard	14,974	10,440	-	34,419	-	320	60,153
Doubtful	180	326	-	-	-	-	506
Total	$55,216	$81,768	$2,453	$50,403	$-	$600	$190,440

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	December 31, 2010
	Performing	Non-Performing	Total
Commercial	$209	$64	$273
Real Estate – Mortgage	42,224	2,453	44,677
Real Estate – Home Equity	18,627	599	19,226
Real Estate - Construction	601	-	601
Bank Cards	967	31	998
Installment	5,080	156	5,236
Total	$67,708	$3,303	$71,011

Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 were as follows:

(Dollars in 000’s)	December 31,
	2010	2009	2008
Balance, beginning	$10,814	$3,796	$2,912
Provision charged to operations	7,784	9,512	1,250
Loans charged off	(8,392)	(2,530)	(428)
Recoveries	318	36	62
Balance, ending	$10,524	$10,814	$3,796

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 and the Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31, 2010
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Ending balance - allowance for loan loss	$2,416	$2,139	$224	$5,621	$13	$111	$10,524

Period-end amount allocated to:
Loans individually evaluated for impairment	1,216	738	-	2,623	-	-	4,577
Loans collectively evaluated for impairment	1,200	1,401	224	2,998	13	111	5,947
Ending balance – allowance for loan loss	$2,416	$2,139	$224	$5,621	$13	$111	$10,524

Ending balance – loans	$55,489	$126,445	$21,679	$51,004	$998	$5,836	$261,451

Loans individually evaluated for impairment	8,689	11,894	-	38,236	-	-	58,819
Loans collectively evaluated for impairment	46,800	114,551	21,679	12,768	998	5,836	202,632
Ending balance – loans	$55,489	$126,445	$21,679	$51,004	$998	$5,836	$261,451

Impaired Loans.  Impaired loans include loans that are on non-accrual but may also include loans that are performing and paying per the terms of the loan agreement.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Interest payments on accruing impaired loans are recognized as interest income.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Year-end impaired loans are set forth in the following table.
	December 31, 2010
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,508	$3,508	$-	$2,132	$194
Real estate:
Mortgage	7,592	7,592	-	4,236	495
Construction	15,553	18,329	-	8,028	674

With an allowance recorded:
Commercial	$5,181	$5,181	$1,216	$2,958	$100
Real estate:
Mortgage	4,302	4,721	738	4,311	157
Construction	22,683	24,803	2,623	13,992	905

Total:
Commercial	$8,689	$8,689	$1,216	$5,090	$294
Real Estate:
Mortgage	$11,894	$12,313	$738	$8,547	$652
Construction	$38,236	$43,132	$2,623	$22,020	$1,579
Total:	$58,819	$64,134	$4,577	$35,657	$2,525

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in managements’ opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following is a table which includes an aging analysis of the recorded investment of past due loans as of December 31, 2010.

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$917	$2,451	$930	$4,298	$51,191	$55,489	$198	$1,714
Real estate:
Mortgage	4,332	2,119	5,374	11,825	114,620	126,445	464	9,024
Home equity	436	40	178	654	21,025	21,679	-	261
Construction	1,667	2,228	16,247	20,142	30,862	51,004	825	19,946
Bank cards	2	19	10	31	967	998	-	-
Installment	99	34	23	156	5,680	5,836	5	18
Total	$7,453	$6,891	$22,762	$37,106	$224,345	$261,451	$1,492	$30,963

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2009:

(Dollars in 000’s)	December 31,
2009
Impaired loans without a valuation allowance	$21,979
Impaired loans with a valuation allowance	31,106
Total impaired loans	$53,085
Valuation allowance related to impaired loans	$6,630
Total nonaccrual loans (including impaired loans)	$21,655
Total loans past-due ninety days or more and still accruing	$2,177
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$912

The following is a summary of the average investment in impaired loans and interest income recognized on impaired loans for the year ended December 31, 2009:

(Dollars in 000’s)	December 31,
2009
Average investment in impaired loans	$8,307
Interest income recognized on a cash basis on impaired loans	$387

Generally, no additional funds are committed to be advanced in connection with impaired loans.  Impaired loans include loans that are on non-accrual but may also include loans that are performing and paying per the terms of the loan agreement.  We have identified these loans as impaired because either (1) they are related to construction and development loans where the underlying project is delayed, or (2) the fair value of the collateral supporting the loan may be less than the loan amount even though the loan is current.  At the time that the loan becomes ninety days past due, we will put the loan on non-accrual.  Interest in the amount of $1.2 million, $912 thousand, and $355 thousand would have been recognized if non-accrual loans had been current and in paying in accordance with their terms during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $8.5 million.  There were no troubled debt restructurings at December 31, 2009.

Note 5. Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure or other proceedings. Other real estate owned is recorded at the lower of the carrying amount or fair value less estimated costs to sell. Other real estate owned is evaluated periodically to ensure the carrying amount is supported by its current fair value. At December 31, 2010 the Bank held other real estate owned totaling $2.5 million and $3.6 million at December 31, 2009.  A valuation allowance was recognized for $93 thousand in 2010 and no valuation was recognized in 2009.

Note 6. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation at December 31, 2010 and 2009 are as follows:

(Dollars in 000’s)	December 31,
	2010	2009
Land	$1,959	$1,959
Buildings and improvements	7,462	7,440
Furniture and equipment	10,115	10,044
	19,536	19,443
Less accumulated depreciation	10,886	10,213
	$8,650	$9,230

Depreciation expense for the years ending December 2010, 2009 and 2008 was $676 thousand, $759 thousand and $859 thousand, respectively.

Note 7. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies maintained on certain of its officers and directors. The earnings from these policies are used to offset increases in employee benefit costs. The cash surrender value of these policies was $10.2 million and $9.8 million at December 31, 2010 and 2009, respectively.

Note 8. Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2010 and 2009 was $60.6 million and $74.2 million, respectively. As of December 31, 2010, the scheduled maturities of time deposits are as follows:

(Dollars in 000’s)	December 31,
2011	$134,358
2012	32,387
2013	9,436
2014	7,055
2015	6,085
$189,321

Note 9. FHLB and Other Borrowings

Federal Home Loan Bank borrowings: The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $11.1 million. The borrowings at December 31, 2010 and 2009, consist of the following and had a weighted-average interest rate of 4.05%:

(Dollars in 000’s)	2010	2009
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable March 17, 2014	$5,000	$5,000
Interest payable quarterly at a fixed rate of 3.71%,
principal due and payable on November 14, 2013	5,000	5,000
Interest payable quarterly at a fixed rate of 4.5092%
principal due and payable on July 24, 2017	5,000	5,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016, callable quarterly beginning September 29, 2006	5,000	5,000
Interest payable quarterly at a fixed rate of
4.655%, principal due and payable on June 29, 2012	5,000	5,000
Interest payable quarterly at a fixed rate of 4.315%,
principal due and payable on August 22, 2016, callable quarterly beginning August 22, 2007	5,000	5,000
Interest payable quarterly at a fixed rate of 3.82250%
principal due and payable on November 19, 2012	10,000	10,000
Overnight daily rate credit borrowing pre-payable daily at
Bank’s option, maturity December 31, 2010, interest
adjusted daily, 0.36% as of December 31, 2009.
This borrowing was paid in full as of June 30, 2010.	-	10,000
	$40,000	$50,000

The contractual maturities of FHLB advances as of December 31, 2010 are as follows (dollars in thousands):

(Dollars in 000’s)
Due in 2011	$-
Due in 2012	15,000
Due in 2013	5,000
Due in 2014	5,000
Due in 2015	-
Thereafter	15,000
$40,000

Other borrowings: Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold.  Federal funds purchased would also be included in our short-term borrowings; however, no federal funds were purchased at December 31, 2010 or 2009.

Securities sold under agreements to repurchase amounted to $2.0 million and $1.0 million at December 31, 2010 and 2009, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.2 million at December 31, 2010 and $2.0 million at December 31, 2009. The rates of interest were 0.75% for both time periods. Repurchase agreements for customers total $1.0 million at December 31, 2010 and $1.7 million at December 31, 2009. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million at December 31, 2010 and $1.9 million at December 31, 2009. Interest rates of 0.35% were paid on these borrowings for both time periods.

(Dollars in 000’s)	2010	2009
Securities sold under agreements to repurchase	$2,973	$2,707
Maximum month-end outstanding balance	$8,120	$36,272
Average outstanding balance during the year	$3,566	$26,239
Average interest rate during the year	0.62%	0.81%
Average interest rate at end of year	0.62%	0.50%

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities as of December 31, 2010 total $121.1 million, of which $79.1 million remains available to borrow. The total amount of borrowing facilities available as of December 31, 2009 total $128.8 million, of which $77.8 million remained available to borrow.

Note 10. Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares Statutory Trust I (Trust). The Trust holds $5.2 million in floating rate junior subordinated debentures due December 17, 2033, issued by the Company on December 17, 2003. Distributions on the $5.0 million in Preferred Securities are payable quarterly at an annual rate of three-month LIBOR plus 2.85% (3.14% and 3.13% at December 31, 2010 and 2009 respectively). However, the Company has the option to defer distributions for up to five years.  Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5,155,000 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, effective March 31, 2010.  As of December 31, 2010 the total arrearage on such interest payments is $169 thousand.

Note 11. Income Tax Matters

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007. The Company and the Bank file a consolidated federal income tax return.  The Company has federal net operating loss of $11.3 million available to offset future taxable income, which portions thereof will expire at various times through 2029.  The consolidated income tax (benefit) for the years ended December 31, 2010, 2009, and 2008, are as follows:

(Dollars in 000’s)	2010	2009	2008
Current tax expense (benefit)	$(11)	$(2,015)	$1,053
Deferred tax (benefit) expense	9,672	(2,177)	(6,801)
	$9,661	$(4,192)	$(5,748)

A reconciliation of the expected income tax expense computed at 34% to the income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 follows:

(Dollars in 000’s)	2010	2009	2008
Computed “expected” tax expense (benefit)	$(1,901)	$(4,542)	$(5,227)
Tax-exempt interest	(115)	(189)	(192)
Disallowance of interest expense
deduction for the portion attributable
to carrying tax-exempt obligations	9	25	24
Dividends received deduction	(39)	(39)	(196)
Increase in cash value of life insurance	(150)	(83)	(74)
Tax credits from limited partnership
investment	(54)	-	(159)
Change in valuation allowance, net of securities available for sale	11,766	556	75
Other	145	80	1
	$9,661	$(4,192)	$(5,748)

The components of the net deferred tax asset are as follows at December 31, 2010 and 2009:

(Dollars in 000’s)	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,930	$3,455
Unrealized loss on securities available for sale	1,715	2,916
Other than temporary impairment of securities	4,628	4,556
Net operating loss carryforward	3,844	1,797
Tax credit carryfoward	648	489
Accrued supplemental retirement expense	597	638
Interest income on nonaccrual loans	371	147
Other	406	213
	15,139	14,211

Deferred tax liabilities:
Property and equipment	329	348
Cumulative increase in cash surrender value	444	378
Other investments	21	33
	794	759

Net deferred tax asset	$14,345	$13,452
Less valuation allowance	14,345	864
Deferred income tax	$-	$12,588

As of December 31, 2010 and 2009, the Company had recorded net deferred income tax assets (DTA) of zero and $12.6 million respectively.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is ‘more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook, banking industry conditions and other factors.  Management is considering certain transactions that would increase the likelihood that a DTA will be realized.  Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof.  At December 31, 2010, management conducted such an analysis and determined that an establishment of a valuation allowance of $14.3 million was prudent given our recent three year operating losses.

Note 12.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the years ended December 31, 2010, 2009 and 2008:

	December 31,
(Dollars in 000’s)	2010	2009	2008
Advertising and public relations	$197	$232	$342
Taxes and licenses	234	265	319
Legal and professional fees	699	339	300
Consulting fees	823	248	353
Outsourced data processing	546	356	-
Other	2,388	2,038	2,156
Total other operating expenses	$4,887	$3,478	$3,470

Note 13. Defined Contribution Plan

The Bank provides a qualified defined contribution plan for all eligible full-time and part-time employees. The plan is governed by ERISA and the plan document. The plan is administered through the Virginia Bankers Association Benefits Corporation and may be amended or terminated by the Board of Directors at any time. The defined contribution plan is comprised of two components, Profit-Sharing and the 401K. Once eligible and participating, employees are 100% vested in all employer and employee contributions.

Profit-Sharing: This portion of the plan is discretionary and is based on the profitability of the Company on an annual basis. The Board of Directors approves the Company’s profit-sharing contribution percentage annually. The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. Contributions for 2008 represented 3.5% of all participants’ eligible wages.  The Company did not make a profit-sharing contribution in 2009 or 2010.

401K: This portion of the plan provides for employee contributions of a portion of their eligible wages on a pre-tax basis subject to statutory limitations. Prior to November 1, 2010, the Bank provided a matching contribution of $1.00 for every $1.00 the participant contributes up to 3% of the participant’s eligible wages and $.50 for every $1.00 contributed of the next 2% of their eligible wages.  Effective November 1, 2010, the Company suspended employer 401K contributions to the plan.

The total contributions to both of the above plans for the years ended December 31, 2010, 2009, and 2008, were $119 thousand, $161 thousand and $343 thousand, respectively.

Note 14. Supplemental Executive Retirement Agreements

The Bank has established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit arrangement for selected executive and senior officers of the Bank as designated by the Board of Directors. The participants in the SERP as of December 31, 2010 include the three executive officers as well as three other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual award equal to 25 percent of the participant’s final compensation, payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retirement beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and the requirements necessary to receive a supplemental benefit under the SERP have otherwise been met, the benefit shall be paid to the participant or the surviving spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control. The Company calculates the adequacy of the total accrued SERP liability as well as the annual expense to be recorded each year.

The accrued liability payable at December 31, 2010 and 2009 totaled $1.8 million and $1.9 million, respectively. The Company recorded income related to the plan of $97 thousand, expense of $249 thousand and expense of $345 thousand for 2010, 2009, and 2008, respectively.

Note 15. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2010 and 2009 is as follows:

(Dollars in 000’s)	2010	2009
Commitments to extend credit	$45,757	$55,472
Unfunded commitments under lines of credit	4,155	5,191
Standby letters of credit	3,071	4,425
	$52,983	$65,088

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

Note 16. Related Party Transactions

The Company’s banking subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  Total related party deposits were $1.5 million at December 31, 2010.

Aggregate loan transactions with related parties for the year ended December 31, 2010 was as follows:

December 31,
(Dollars in 000’s)	2010
Balance, beginning	$3,138
New loans	4,648
Repayments	(2,990)
$4,796
Commitments	1,630
Total loans outstanding and commitments	$6,426

Note 17. Preferred Stock and Warrant

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

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends) beginning on January 30, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus and accrued and unpaid dividends) if (i) the Company has raised aggregate gross proceeds in one or more qualified equity offerings (as defined in the purchase agreement with Treasury) of at least $2.85 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such qualified equity offerings. Pursuant to the American Reinvestment and Recovery Act of 2009, the Company also may redeem the Series A Preferred Stock with the consent of the Federal Reserve.

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold contains limitations on the payment of dividends or distributions on the Common Stock  and on the Company’s ability to repurchase, redeem or acquire its Common Stock or other securities, and subjects the Company to certain of the executive compensation limitations included in the EESA until such time as Treasury no longer owns any debt or equity securities acquired through the Capital Purchase Program.

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due on February 16, 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of December 31, 2010 is $569 thousand.

Note 18. Stock Dividend

On June 13, 2008, the Company issued 122,425 shares of common stock pursuant to a 5% stock dividend for stockholders of record as of May 30, 2008. As a result of the stock dividend, common stock was increased by $153 thousand, surplus was increased by $1.8 million, and retained earnings was decreased by $2.0 million. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for prior periods have been restated to reflect this stock dividend.  No stock dividends were issued in 2009 or 2010.

Note 19. Stock Option Plan

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

The following table presents a summary of options under the Plan at December 31, 2010:
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	21,789	$17.23	$-
Granted	-	-
Exercised	-	-
Forfeited	(2,458)	7.52	$-
Outstanding at end of year	19,331	$18.46	$-
Options exercisable at year-end	19,331	$18.46	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.53 $15.21 - $24.81	4,924 14,407	1.54 years 3.02 years	$11.53 $20.83	4,924 14,407	$11.53 $20.83

No options were exercised in 2010.

Note 20.  Loss Per Common Share

The following data show the amounts used in computing loss per common share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2010, 2009 and 2008.

(Dollars in 000’s)	2010	2009	2008
Loss available to common stockholders
used in basic EPS	$(15,893)	$(9,756)	$(9,625)

Weighted average number of common
shares used in basic EPS	2,621,156	2,606,162	2,579,812

Effect of dilutive securities:
Stock options	–	–	-

Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,621,156	2,606,162	2,579,812

For 2010, 2009 and 2008, stock options for 19,331, 21,789 and 49,230 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 21. Regulatory Capital Requirements

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as such, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$24,827	8.37%	$23,729	8.00%	N/A
Central Virginia Bank	24,182	8.15%	23,733	8.00%	$29,666	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	21,035	7.09%	11,864	4.00%	N/A
Central Virginia Bank	20,389	6.87%	11,866	4.00%	$17,799	6.00%

Tier I Capital (to Average Assets)
Consolidated	21,035	5.08%	16,559	4.00%	N/A
Central Virginia Bank	20,389	4.88%	16,712	4.00%	$20,890	5.00%

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$31,649	9.23%	$27,435	8.00%	N/A
Central Virginia Bank	30,248	8.83%	27,396	8.00%	$34,245	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	27,285	7.96%	13,718	4.00%	N/A
Central Virginia Bank	25,884	7.56%	13,698	4.00%	20,547	6.00%

Tier I Capital (to Average Assets)
Consolidated	27,285	5.76%	18,934	4.00%	N/A
Central Virginia Bank	25,884	5.49%	18,870	4.00%	23,587	5.00%

Because our total risk-based capital ratio was below 10% as of December 31, 2010, we are considered to be only “adequately capitalized” under the regulatory framework for prompt corrective action.  Similarly, the Bank is considered to be “adequately capitalized” under applicable regulations and considered “adequately capitalized” for Tier I Capital to Average Assets as of December 31, 2010.  Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.

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

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Under that limitation, the Bank could have declared no additional dividends in 2010 or 2009 without regulatory approval.

Note 22. Fair Value Measurements

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009:

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$30,139	$-	$30,139	$-
U.S. government agencies and corporations	30,710	-	30,710	-
Bank eligible preferred and equities	2,174	-	2,174	-
Mortgage-backed securities	29,225	-	29,225	-
Corporate and other debt	12,156	-	8,724	3,432
States and political subdivisions	4,394	-	4,394	-

(Dollars in 000’s)		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$232	$-	$232	$-
U.S. government agencies and corporations	78,899	-	78,899	-
Bank eligible preferred and equities	2,239	-	2,239	-
Mortgage-backed securities	15,212	-	15,212	-
Corporate and other debt	17,674	-	17,674	-
States and political subdivisions	8,710	-	8,710	-

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

(Dollars in 000’s)	Available for Sale Securities
Balance, December 31, 2009	$-
Total realized and unrealized gains (losses):
Included in other comprehensive income	(65)
Transfers in and (out) of Level 3	3,497
Balance, December 31, 2010	$3,432

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBA loan certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2010. Gains and losses on the sale of loans are recorded within other service charges, commissions and fees on the Consolidated Statements of Operations.

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$27,589	$-	$27,589	$-
Other real estate owned	$2,394	$-	$2,394	$-

(Dollars in 000’s)		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$24,476	$-	$24,476	$-
Other real estate owned	$3,575	$-	$3,575	$-

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

Investment securities (including mortgage-backed securities):  Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable or substantially similar instruments or pricing models that consider observable market data.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities at December 31, 2010 and 2009:

	2010		2009
(Dollars in 000’s)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$7,582	$7,582	$8,010	$8,010
Federal funds sold	6,279	6,279	4,493	4,493
Securities available for sale	108,798	108,798	122,966	122,966
Securities held to maturity	2,525	2,541	4,441	4,526

Loans held for sale	1,854	1,854	2,143	2,143
Loans, net	250,925	249,613	281,490	289,738
Accrued interest receivable	1,528	1,528	2,415	2,415

Financial liabilities:
Demand and variable rate deposits	156,741	156,741	155,349	155,349
Certificates of deposit	189,321	190,765	230,177	233,287
Federal funds purchased and
securities sold under repurchase agreements	2,973	2,973	2,707	2,707
FHLB borrowings	40,000	44,233	50,000	53,255
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	1,123	1,123	574	574

At December 31, 2010 and 2009, the Company had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 23. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., are presented below.

BALANCE SHEETS
(Dollars in 000’s)	December 31,
Assets	2010	2009
Cash	$227	$188
Investment in subsidiary	15,637	29,803
Securities available for sale, at fair value	948	1,157
Accrued interest receivable	4	5
Other assets	197	314
	$17,013	$31,467
Liabilities
Capital trust preferred securities	$5,155	$5,155
Accrued interest payable	738	-
Other liabilities	95	93
	5,988	5,248
Stockholders' Equity
Preferred stock	11,385	11,385
Common stock	3,278	3,273
Surplus	16,899	16,893
Retained earnings (deficit)	(15,632)	261
Common stock warrant	412	412
Discount on preferred stock	(272)	(345)
Accumulated other comprehensive income (loss), net	(5,045)	(5,660)
Total stockholders’ equity	11,025	26,219
Total liabilities and stockholders’ equity	$17,013	$31,467

STATEMENTS OF OPERATIONS
(Dollars in 000’s)	Years Ended December 31,
	2010	2009	2008
Income:
Dividends received from subsidiary	$-	$-	$1,015
Equity in undistributed (loss) of subsidiary	(14,745)	(8,931)	(10,226)
Dividend and interest income	58	78	37
Net realized gains on sale of securities available for sale	6	3	-
Other income	1	1	1
	(14,680)	(8,849)	(9,173)
Expenses:
Operating expenses	340	143	255
Interest expense	164	305	437
	504	448	692
Loss before income taxes	(15,184)	(9,297)	(9,865)

Income tax expense (benefit)	67	(131)	(240)
Net loss	$(15,251)	$(9,166)	$(9,625)
Effective dividend on preferred stock	642	590	-
Net loss available to common shareholders	$(15,893)	$(9,756)	$(9,625)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in 000’s)	2010	2009	2008
Cash Flows From Operating Activities
Net loss	$(15,251)	$(9,166)	$(9,625)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Undistributed deficit of subsidiary	14,745	8,931	10,226
Deferred income taxes	(573)	(101)	(15)
Accretion on securities	(2)	5	(1)
Amortization of trust preferred origination cost	-	-	21
Loss on write-down of securities	-	-	45
Realized (gain) on sales of securities available for sale	(6)	(3)	-
(Increase) decrease in other assets:
Accrued interest receivable	1	3	(8)
Other assets	117	506	(61)
Increase (decrease) in other liabilities:
Accrued interest payable	738	(1)	1
Other liabilities	2	169	-
Net cash (used in) provided by operating activities	(229)	343	583

Cash Flows From Investing Activities
Proceeds from sales and calls of securities available for sale	257	1,021	-
Purchase of securities available for sale	-	(1,540)	(775)
Capital investment in subsidiary bank	-	(3,502)	(6,000)
Net cash provided by (used in) investing activities	257	(4,021)	(6,775)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	-	11,348	-
Net proceeds (repayment) from short-term borrowings	-	(7,000)	7,000
Net proceeds from issuance of common stock	11	87	274
Payment for fractional shares of common stock	-	-	(5)
Dividends paid on preferred stock	-	(451)	-
Dividends paid on common stock	-	(436)	(1,641)
Net cash provided by financing activities	11	3,548	5,628
Increase (decrease) in cash	39	(130)	(564)
Cash, beginning	188	318	882
Cash, ending	$227	$188	$318

Note 24. Subsequent Events

Effective January 1, 2011, the Company ceased the origination of residential mortgage loans.  The Company entered into an agreement with a third party to allow the third party to originate residential mortgage loans on the Company’s premises.  The agreement requires the third party to pay rent of $3,500 per month to the Company.  The Company does not perform any duties in the origination of the loans, nor take any responsibility for the mortgage origination or servicing process.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: March 31, 2011	By:	/s/ Herbert E. Marth, Jr.
Herbert E. Marth, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	/s/ Herbert E. Marth, Jr.
Herbert E. Marth, Jr. President and Chief Executive Officer; Director (Principal Executive Officer)
March 31, 2011	/s/ Robert B. Eastep
Robert B. Eastep Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
March 31, 2011	/s/ James T. Napier
James T. Napier Chair of the Board of Directors
March 31, 2011	/s/ Roseleen P. Rick
Roseleen P. Rick Vice Chair of the Board of Directors
March 31, 2011	/s/ Elwood C. May
Elwood C. May Secretary of the Board of Directors

March 31, 2011	/s/ Kemper W. Baker, Jr.
Kemper W. Baker, Jr. Director
March 31, 2011	/s/ Clarke C. Jones
Clarke C. Jones Director
March 31, 2011	/s/ John B. Larus
John B. Larus Director
March 31, 2011	/s/ Ralph Larry Lyons
Ralph Larry Lyons Director
March 31, 2011	/s/ William C. Sprouse, Jr.
William C. Sprouse, Jr. Director
March 31, 2011	/s/ Phoebe P. Zarnegar
Phoebe P. Zarnegar Director

EXHIBITS INDEX

Item No.	Description

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

3.3	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
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

10.8
Written Agreement dated June 30, 2010, by and among Central Virginia Bankshares, Inc., Central Virginia Bank, the Federal Reserve Bank of Richmond, and the Commonwealth of Virginia State Corporation Commission, Bureau of Financial Institutions, (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2010).

10.9
Employment Agreement dated as of December 21, 2010, by and between Central Virginia Bankshares, Inc., Central Virginia Bank, and Herbert E. Marth, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2010).

10.10	Form of Stock Award Agreement (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	TARP Certification of Chief Executive Officer (filed herewith).
99.2	TARP Certification of Chief Financial Officer (filed herewith).