Form 10-Q
period 2011-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2011-05-16
CIK 804561

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common stock, par value $1.25	2,625,786

CENTRAL VIRGINIA BANKSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information		Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Statements of Operations – Three Months
	Ended March 31, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity - Three
	Months Ended March 31, 2011 and 2010 (Unaudited)	5

	Consolidated Statements of Cash Flows - Three
	Months Ended March 31, 2011 and 2010 (Unaudited)	6

	Notes to Consolidated Financial Statements -
	March 31, 2011 and 2010 (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4	Controls and Procedures	48

Part II. Other Information

Item 1	Legal Proceedings	49

Item 1A	Risk Factors	49

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3	Defaults Upon Senior Securities	49

Item 4	Removed and Reserved	49

Item 5	Other Information	49

Item 6	Exhibits	49

PART I
FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(Dollars in thousands except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$12,382	$7,582
Federal funds sold	7,737	6,279
Total cash and cash equivalents	20,119	13,861

Securities available for sale at fair value	108,983	108,798
Securities held to maturity at amortized cost (fair value 2011 - $2,546 ; 2010 - $2,541)	2,523	2,525
Total securities	111,506	111,323
Mortgage and SBA loans held for sale	327	1,854
Loans, net of unearned income	250,051	261,449
Less allowance for loan losses	(10,232)	(10,524)
Net loans	239,819	250,925
Bank premises and equipment, net	8,486	8,650
Accrued interest receivable	1,264	1,528
Other real estate owned, net of valuation allowance of $74 and $93, respectively	4,366	2,394
Other assets	18,507	18,607
Total assets	$404,394	$409,142

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$36,089	$35,370
Interest bearing demand deposits and NOW accounts	90,086	82,802
Savings deposits	39,765	38,569
Time deposits, $100,000 and over	56,250	60,592
Other time deposits	119,553	128,729
Total deposits	341,743	346,062

Securities sold under repurchase agreements	1,753	2,973
FHLB borrowings	40,000	40,000
Capital trust preferred securities	5,155	5,155
Accrued interest payable	573	554
Other liabilities	2,747	2,804
Total liabilities	$391,971	$397,548
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 shares issued and outstanding	$11,385	$11,385
Common stock, $1.25 par value; 30,000,000 shares authorized; 2,625,786
and 2,622,529 shares issued and outstanding, respectively	3,282	3,278
Common stock warrant	412	412
Discount on preferred stock	(253)	(272)
Surplus	16,899	16,899
Retained deficit	(14,825)	(15,063)
Accumulated other comprehensive loss	(4,477)	(5,045)
Total stockholders’ equity	12,423	11,594
Total liabilities and stockholders’ equity	$404,394	$409,142

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Interest income:
Interest and fees on loans	$3,705	$4,179
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations	547	967
States and political subdivisions	90	163
Corporate and other	236	321
Interest on federal funds sold	13	8
Total interest income	4,591	5,638

Interest expense:
Interest on deposits	1,294	2,073
Interest on borrowings:
Securities sold under repurchase agreements	4	8
FHLB borrowings	411	415
Capital trust preferred securities	41	39
Total interest expense	1,750	2,535
Net interest income	2,841	3,103
Provision for loan losses	500	315
Net interest income after provision for loan losses	2,341	2,788
Non-interest income
Deposit fees and charges	332	434
Other service charges, commission and fees	271	206
Increase in cash surrender value of life insurance	103	99
Realized gains on available for sale securities	211	41
Other operating income	77	111
Total non-interest income	994	891
Non-interest expense:
Salaries and benefits	1,334	1,522
Occupancy expenses	288	316
Furniture and equipment expenses	168	180
FDIC insurance expense	289	226
Loss on securities write-down (1)	13	76
Loss on devaluation of other real estate owned	-	410
Other operating expenses	986	877
Total non-interest expenses	3,078	3,607
Income before income taxes	257	72
Income tax expense (benefit)	-	(15)
Net income (loss)	$257	$87
Effective dividends accrued on preferred stock	161	161
Net income (loss) available to common stockholders	$96	$(74)
Income (loss) per common share, basic	$0.04	$(0.03)
Income (loss) per common share, diluted	$0.04	$(0.03)
(1) Total of other-than-temporary impairment losses on securities in the three months ended March 31, 2011 and 2010 is $1.44 million and $2.36 million of which $1.43 million and $2.28 million have been recognized in other comprehensive loss, and impairment losses of $13 thousand and $76 thousand have been recognized in earnings in the three months ended March 31, 2011 and 2010.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Stockholders Equity (dollars in thousands, except share amounts) For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)	Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total
Balance, December 31, 2009	$11,385	$3,273	$16,893	$261	$412	$(345)	$(5,660)	$-	$26,219
Comprehensive income:
Net income	-	-	-	87	-	-		87	87
Other comprehensive income, net of tax:									-
Unrealized holding gains on securities available for sale arising during the period, net of deferred income taxes of $916	-	-	-	-	-	-	1,779	1,779	1,779
Reclassification adjustment for gains on securities available for sale included in net income, net of deferred income taxes of $14	-	-	-	-	-	-	(27)	(27)	(27)
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $26	-	-	-	-	-	-	50	50	50
Total comprehensive income								$1,889
Accretion of preferred stock discount	-	-	-	(18)	-	18			-
Dividends paid and accumulated on preferred stock	-	-	-	(142)	-	-	-	-	(142)
Issuance of 2,091 shares of common stock pursuant to dividend reinvestment plan	-	2	5	-	-	-	-		7
Balance, March 31, 2010	$11,385	$3,275	$16,898	$188	$412	$(327)	$(3,858)		$27,973

Balance, December 31, 2010	$11,385	$3,278	$16,899	$(15,063)	$412	$(272)	$(5,045)	$-	$11,594
Comprehensive income:
Net income	-	-	-	257	-			257	257
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	-	-	-	-	-		766	766	766
Reclassification adjustment for loss on write-down of securities							13	13	13
Reclassification adjustment for gains on securities available for sale included in net income	-	-	-	-	-		(211)	(211)	(211)
Total comprehensive income								$825
Accretion of preferred stock discount	-		-	(19)	-	19	-		-
Issuance of 1,000 shares of common stock pursuant to employment agreement	-	1	-	-	-	-	-		1
Issuance of 2,257 shares of common stock pursuant to dividend reinvestment plan	-	3	-	-	-	-	-		3
Balance, March 31, 2011	$11,385	$3,282	$16,899	$(14,825)	$412	$(253)	$(4,477)		$12,423

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(amounts in thousands except share amounts)
(Unaudited)
	2011	2010
Cash Flows from Operating Activities
Net income	$257	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	184
Deferred income tax benefit	-	(37)
Provision for loan losses	500	315
Amortization and accretion on securities, net	48	91
Realized gains on available for sale securities	(211)	(41)
Realized loss on sale of other real estate owned	28	-
Loss on write-down in value of other real estate owned	-	410
Loss on write-down of other than temporary impairment of securities	13	76
Increase in cash surrender value of life insurance	(103)	(99)
Change in operating assets and liabilities:
Decrease in assets:
Mortgage and SBA loans held for sale	1,527	1,679
Accrued interest receivable	264	165
Other assets	271	182
(Decrease) increase in liabilities:
Accrued interest payable and other liabilities	42	(9)
Net cash provided by operating activities	2,795	3,003

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities held to maturity	-	315
Proceeds from calls and maturities of securities available for sale	39,657	16,978
Proceeds from sales of securities available for sale	7,791	12,035
Purchase of securities available for sale	(47,066)	(18,091)
Proceeds from the sale of OREO	119	305
Net decrease in loans made to customers	8,488	1,904
Net purchases of premises and equipment	9	(21)
Net cash provided by investing activities	8,998	13,425

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	9,199	4,013
Net decrease in time deposits	(13,518)	(8,615)
Net increase (decrease) in securities sold under repurchase agreements	(1,220)	469
Net proceeds from issuance of common stock	4	7
Net cash used in financing activities	(5,535)	(4,126)

Increase in cash and cash equivalents	$6,258	$12,302
Cash and cash equivalents:
Beginning	13,861	12,503
Ending	$20,119	$24,805
Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$1,730	$2,432
Income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain on securities available for sale, net	$568	$1,802
Loans transferred to other real estate owned	$2,118	$477

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
 (Unaudited)

Note 1.  Basis of Presentation

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I.  All significant intercompany transactions and balances have been eliminated in consolidation.  ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155 thousand at March 31, 2011.  The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.  When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Central Virginia Bankshares, Inc. (consolidated).  When we refer to “Central Virginia Bank” or “the Bank”, we mean Central Virginia Bank (subsidiary).

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011, and December 31, 2010, the results of operations for the three month periods ended March 31, 2011 and 2010, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2011 and 2010.  The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2010.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements of Central Virginia Bankshares, Inc. (the Company) and its wholly-owned subsidiary, Central Virginia Bank (the Bank), include the accounts of both companies.  All material inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentations.

Change in accounting policy:  Effective January 1, 2011, the Company changed its accounting policy with respect to non-accrual loans.  When a loan is classified as non-accrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.  When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.  In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate.  Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Correction of an immaterial error:  During the first quarter of 2011, the Company discovered an immaterial error in the accounting for the deferral of quarterly dividends on the Fixed Rate Cumulative Preferred Stock, Series A.  It was determined that a liability for the payment of such deferred dividends should not have been accrued since the dividend had not been declared to be paid.  Correction of this error would have decreased accrued interest payable and increased retained earnings in the amount of $569 thousand.  Correction of this error would not have impacted net income, earnings per share or any bank capital ratio calculations.  In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), the Company has determined this error to be immaterial and has therefore chosen to revise the December 31, 2010 financials presented in this document.  SAB 108 does not require restatement of previously filed financial statements for corrections of immaterial errors.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June

15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Note 2.  Securities

Securities Available for Sale
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011 (Unaudited)
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$28,194	$2	$-	$28,196
U.S. government agencies & corporations	15,524	82	(46)	15,560
Bank eligible preferred and equities	2,427	223	(354)	2,296
Mortgage-backed securities	45,717	392	(382)	45,727
Corporate and other debt	17,109	72	(4,406)	12,775
States and political subdivisions	4,489	19	(79)	4,429
	$113,460	$790	$(5,267)	$108,983

	December 31, 2010
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury securities	$30,121	$18	$-	$30,139
U.S. government agencies & corporations	30,464	310	(64)	30,710
Bank eligible preferred and equities	2,427	150	(403)	2,174
Mortgage-backed securities	29,048	383	(206)	29,225
Corporate and other debt	17,294	49	(5,187)	12,156
States and political subdivisions	4,489	26	(121)	4,394
	$113,843	$936	$(5,981)	$108,798

The following tables present the gross unrealized losses and fair values as of March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

(Dollars in 000’s)	March 31, 2011 (Unaudited)
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. Treasury securities	$28,000	$-	$-	$-	$28,000	$-
U.S. government agencies & corporations	1,056	(8)	1,962	(38)	3,018	(46)
Bank eligible preferred and equities	99	(1)	1,874	(353)	1,973	(354)
Mortgage-backed securities	25,747	(382)	-	-	25,747	(382)
Corporate and other debt	-	-	12,465	(4,406)	12,465	(4,406)
States and political subdivisions	2,090	(60)	235	(19)	2,325	(79)
	$56,992	$(451)	$16,536	$(4,816)	$73,528	$(5,267)

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U.S. Treasury securities	$29,000	$-	$-	$-	$29,000	$-
U.S. government agencies & corporations	2,965	(28)	1,964	(36)	4,929	(64)
Bank eligible preferred and equities	74	(1)	1,825	(402)	1,899	(403)
Mortgage-backed securities	11,213	(206)	-	-	11,213	(206)
Corporate and other debt	1	(62)	11,404	(5,125)	11,405	(5,187)
States and political subdivisions	2,057	(92)	226	(29)	2,283	(121)
	$45,310	$(389)	$15,419	$(5,592)	$60,729	$(5,981)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors.  Of the securities in a net unrealized loss position longer than 12 months as of March 31, 2011, $4.4 million of the total $4.8 million unrealized loss is in the corporate and other debt category where the Company has a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues.  Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value.  While this is not considered a permanent condition, the Company cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered by us in our evaluation to determine if the impairment is other than temporary are the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially all of our entire investment in the securities within a reasonable period of time, the impairment is considered temporary. After such an analysis, the Company decided to record an Other Than Temporary Impairment (OTTI) related to a Collateralized Debt Obligation (CDO) security investment of $13 thousand during the first three months of 2011.

Securities Held to Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities being held to maturity at March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in 000’s)	March 31, 2011 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$2,523	$23	$-	$2,546

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$2,525	$16	$-	$2,541

As of March 31, 2011, the Company had eight pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $2.2 million and an unrealized loss of $8.4 million, of which $1.4 million was recognized in other comprehensive loss and $7.0 million was recognized in earnings. The following table provides further information on these eight securities as of March 31, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Cumulative Other Comprehensive (Gain) Loss (1)	Amount of OTTI Related to Credit Loss (1)
PreTSL II	Mez	Ca	$2,310	$692	$1,618	$241	$1,377
PreTSL XII	B-3	Ca	2,011	569	1,442	663	779
PreTSL XVI	D	NR	1,553	-	1,553	-	1,553
PreTSL XXIII	D-1	NR	1,000	43	957	(43)	1,000
ALESC 6A	D-1	Ca	1,035	1	1,034	(1)	1,035
SLOSO 2007	A3F	C	1,000	-	1,000	-	1,000
Preferred CPO Ltd	B/C	Ba3	570	397	173	151	22
Reg Div Fund	Senior	Ca	1,195	531	664	417	247
Tota			$10,674	$2,233	$8,441	$1,428	$7,013
(1) Pre-tax.

As of March 31, 2011, the Company had three pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.4 million. The following table provides further information on these securities as of March 31, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Cumulative Other Comprehensive (Gain)/Loss (1)	Amount of OTTI Related to Credit Loss (1)
PreTSL XXIII	C-2	C	$498	$198	$300	$300	$-
i-PreTSL III	B-3	B2	1,500	774	726	726	-
i-PreTSL IV	B-2	Ba2	1,000	459	541	541	-
Tota			$2,998	$1,431	$1,567	$1,567	$-
(1) Pre-tax.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $3.2 million at March 31, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

(Dollars in 000’s)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance, beginning of period	$25,900	$25,645
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	13	76

Balance, end of period	$25,913	$25,721

Available for Sale Securities with an amortized cost of $2.2 million and $4.5 million and a market value of $2.2 million and $4.5 million and Held to Maturity Securities with an amortized cost of $1.8 million and $1.8 million and a market value of $1.9 million and $1.8 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

Note 3.  Loans and allowance for loan losses

Major classifications of our loans as of March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in 000’s)	March 31, 2011 (Unaudited)	December 31, 2010
Commercial	$54,008	$55,489
Real Estate:
Mortgage	122,064	126,445
Home equity	22,045	21,679
Construction	46,086	51,004
Total real estate	190,195	199,128

Bank cards	928	998
Installment	5,080	5,836
	250,211	261,451
Less unearned income	(160)	(2)
Loans, net of unearned income	$250,051	$261,449
Allowance for loan losses	(10,232)	(10,524)
Loans, net	$239,819	$250,925

Credit Quality.  The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.  For consumer and residential loans, the Company believes that performance and delinquency status is a better indicator of credit quality, therefore, the Company does not generally risk grade real estate mortgage, real estate home equity or installment loans.

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
Doubtful – Bankruptcy exists or is highly probable; and
Loss – Borrowers deemed incapable of repayment of debt.

The following table represents credit exposures by internally assigned grades for the quarter ended March 31, 2011.

	March 31, 2011(unaudited)
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$14,937	$26,437	$1,379	$685	$-	$15	$43,453
Weak Pass	19,896	39,162	1,073	7,085	-	14	67,230
Special Mention	4,305	3,950	-	5,950	-	238	14,443
Sub-Standard	14,275	9,569	125	31,534	-	285	55,788
Doubtful	74	326	-	-	-	-	400
Total	$53,487	$79,444	$2,577	$45,254	$-	$552	$181,314

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	March 31, 2011 (unaudited)
	Performing	Non-Performing	Total
Commercial	$521	$-	$521
Real Estate – Mortgage	41,232	1,388	42,620
Real Estate – Home Equity	19,448	20	19,468
Real Estate - Construction	832	-	832
Bank Cards	917	11	928
Installment	4,467	61	4,528
Total	$67,417	$1,480	$68,897

The following table represents credit exposures by internally assigned grades for the year ended December 31, 2010.

	December 31, 2010
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$17,755	$27,361	$1,380	$687	$-	$22	$47,205
Weak Pass	17,775	40,403	1,073	7,761	-	17	67,029
Special Mention	4,532	3,238	-	7,536	-	241	15,547
Sub-Standard	14,974	10,440	-	34,419	-	320	60,153
Doubtful	180	326	-	-	-	-	506
Total	$55,216	$81,768	$2,453	$50,403	$-	$600	$190,440

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	December 31, 2010
	Performing	Non-Performing	Total
Commercial	$209	$64	$273
Real Estate – Mortgage	42,224	2,453	44,677
Real Estate – Home Equity	18,627	599	19,226
Real Estate - Construction	601	-	601
Bank Cards	967	31	998
Installment	5,080	156	5,236
Total	$67,708	$3,303	$71,011

The following summarizes activity in our allowance for loan losses:

(Dollars in 000’s)	March 31, 2011	December 31, 2010	March 31, 2010
Beginning balance	$10,524	$10,814	$10,814
Recoveries credited to allowance	14	318	11
Loans charged off	(806)	(8,392)	(647)
Provision for loan losses	500	7,784	315
Ending balance	$10,232	$10,524	$10,493

The following table details activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2011 and the Company’s recorded investment in loans as of March 31, 2011 related to each balance in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	March 31, 2011 (unaudited)
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Beginning balance	$2,416	$2,139	$224	$5,621	$13	$111	$10,524
Recoveries credited to allowance	1	1	-	-	1	11	14
Loans charged-off	(19)	(208)	(29)	(509)	(7)	(34)	(806)
Provision for loan losses	(292)	(219)	20	911	9	71	500
Ending balance - allowance for loan loss	$2,106	$1,713	$215	$6,023	$16	$159	$10,232

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,029	$461	$-	$3,050	$-	$-	$4,540
Loans collectively evaluated for impairment	1,077	1,252	215	2,973	16	159	5,692
Ending balance – allowance for loan loss	$2,106	$1,713	$215	$6,023	$16	$159	$10,232

Ending balance – loans	$54,008	$122,064	$22,045	$46,086	$928	$5,080	$250,211

Loans individually evaluated for impairment	8,226	10,440	-	35,959	-	-	54,625
Loans collectively evaluated for impairment	45,782	111,624	22,045	10,127	928	5,080	195,586
Ending balance – loans	$54,008	$122,064	$22,045	$46,086	$928	$5,080	$250,211

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 and the Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses.

	December 31, 2010
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Ending balance - allowance for loan loss	$2,416	$2,139	$224	$5,621	$13	$111	$10,524

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,216	$738	$-	$2,623	$-	$-	$4,577
Loans collectively evaluated for impairment	1,200	1,401	224	2,998	13	111	5,947
Ending balance – allowance for loan loss	$2,416	$2,139	$224	$5,621	$13	$111	$10,524

Ending balance – loans	$55,489	$126,445	$21,679	$51,004	$998	$5,836	$261,451

Loans individually evaluated for impairment	8,689	11,894	-	38,236	-	-	58,819
Loans collectively evaluated for impairment	46,800	114,551	21,679	12,768	998	5,836	202,632
Ending balance – loans	$55,489	$126,445	$21,679	$51,004	$998	$5,836	$261,451

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

Quarter-end impaired loans are set forth in the following table.
	March 31, 2011 (unaudited)
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,163	$3,163	$-	$3,336	$74
Real estate:
Mortgage	7,062	7,062	-	7,327	129
Construction	12,464	14,015	-	14,008	177

With an allowance recorded:
Commercial	$5,063	$5,063	$1,029	$5,122	$81
Real estate:
Mortgage	3,378	3,568	461	3,840	28
Construction	23,495	25,666	3,050	23,089	152

Total:
Commercial	$8,226	$8,226	$1,029	$8,458	$155
Real Estate:
Mortgage	$10,440	$10,630	$461	$11,167	$157
Construction	$35,959	$39,681	$3,050	$37,097	$329
Total:	$54,625	$58,537	$4,540	$56,722	$641

Year-end impaired loans are set forth in the following table.

	December 31, 2010
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,508	$3,508	$-	$2,132	$194
Real estate:
Mortgage	7,592	7,592	-	4,236	495
Construction	15,553	18,329	-	8,028	674

With an allowance recorded:
Commercial	$5,181	$5,181	$1,216	$2,958	$100
Real estate:
Mortgage	4,302	4,721	738	4,311	157
Construction	22,683	24,803	2,623	13,992	905

Total:
Commercial	$8,689	$8,689	$1,216	$5,090	$294
Real Estate:
Mortgage	$11,894	$12,313	$738	$8,547	$652
Construction	$38,236	$43,132	$2,623	$22,020	$1,579
Total:	$58,819	$64,134	$4,577	$35,657	$2,525

Generally, no additional funds are committed to be advanced in connection with our impaired loans.  Impaired loans include loans that are on non-accrual but may also include loans that are performing and paying per the terms of the loan agreement.  The Company has identified these loans as impaired because either (1) they are related to construction and development loans where the underlying project is delayed, or (2) the fair value of the collateral supporting the loan may be less than the loan amount even though the loan is current. At the time that the loan becomes ninety days past due, the Company will put the loan on non-accrual.

As of March 31, 2011 loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $7.4 million.  At March 31, 2011, $6.2 million of the loans classified as troubled debt restructurings are in compliance with the modified terms.  There were $8.5 million in troubled debt restructurings at December 31, 2010.

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

The following is a table which includes an aging analysis of the recorded investment of past due loans as of March 31, 2011.

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$3,112	$51	$372	$3,535	$50,473	$54,008	$-	$1,672
Real estate:
Mortgage	5,031	864	4,920	10,815	111,249	122,064	-	7,746
Home equity	39	43	-	82	21,963	22,045	-	228
Construction	585	458	14,580	15,623	30,463	46,086	-	18,349
Bank cards	7	2	1	10	918	928	1	-
Installment	54	-	7	61	5,019	5,080	2	16
Total	$8,828	$1,418	$19,880	$30,126	$220,085	$250,211	$3	$28,011

The following is a table which includes an aging analysis of the recorded investment of past due loans as of December 31, 2010.

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$917	$2,451	$930	$4,298	$51,191	$55,489	$198	$1,714
Real estate:
Mortgage	4,332	2,119	5,374	11,825	114,620	126,445	464	9,024
Home equity	436	40	178	654	21,025	21,679	-	261
Construction	1,667	2,228	16,247	20,142	30,862	51,004	825	19,946
Bank cards	2	19	10	31	967	998	-	-
Installment	99	34	23	156	5,680	5,836	5	18
Total	$7,453	$6,891	$22,762	$37,106	$224,345	$261,451	$1,492	$30,963

Note 4.  FHLB and Other Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia (“FHLB”), are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $18.1 million. The borrowings at March 31, 2011 and December 31, 2010, consist of the following and had a weighted-average interest rate of 4.05%:

(Dollars in 000’s)	March 31, 2011 (Unaudited)	December 31, 2010
Fixed rate borrowings with interest rates ranging from 2.99% to 4.57% (1)	$40,000	$40,000
(1)	Interest on fixed rate FHLB borrowings are due quarterly with principal due and payable periodically from June 29, 2011 to July 24, 2017.

The contractual maturities of our FHLB advances as of March 31, 2011 are as follows:

(Dollars in 000’s)	March 31, 2011 (Unaudited)
Due in 2011	-
Due in 2012	$15,000
Due in 2013	5,000
Due in 2014	5,000
Due in 2015	-
Thereafter	15,000
$40,000

Other borrowings: Securities sold under agreements to repurchase amounted to $1.0 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $1.0 million and $2.2 million at March 31, 2011 and December 31, 2010, respectively. The rates of interest were 0.75% for both periods presented. Repurchase agreements for customers total $0.8 million at March 31, 2011 and $1.0 million at December 31, 2010. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $1.9 million at March 31, 2011 and $2.0 million at December 31, 2010. Interest rates of 0.25% and 0.35% were paid on these borrowings for the quarter ended March 31, 2011 and for the year ended December 31, 2010, respectively.

Borrowing facilities: The Company has entered into various borrowing arrangements with other financial institutions for federal funds and other borrowings. The total amount of borrowing facilities available as of March 31, 2011 total $128.1 million, of which $84.8 million remains available to borrow. The total amount of borrowing facilities at December 31, 2010, was approximately $121.1 million with $79.1 million available to borrow.

Note 5.  Stock-Based Compensation

Stock Options:  The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 341,196 shares of common stock of which 146,202 shares have not been issued.  This Plan was adopted to foster and promote our long-term growth and financial success by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to participate in our future success and to align their interests with ours.  The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.  The Company has not issued new options, and no expense has been recognized, since 2007.

The following table presents a summary of our options under the Plan at March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2010	19,331	$18.46	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	(6,794)	$17.72	-
Options outstanding, March 31, 2011	12,537	$18.85	$-
Options exercisable, March 31, 2011	12,537	$18.85	$-
(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  This amount changes based on changes in the market value of our common stock.

Information pertaining to our options outstanding at March 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$11.53 $15.21-$24.81	3,101 9,436	1.30 years 2.82 years	$11.53 21.26	3,101 9,436	$11.53 21.26

Restricted Stock:  During the first quarter of 2011, the Company granted 48,439 restricted stock under the Company’s Stock Incentive Plan to the Company’s Officers.  The restricted stock will vest over a three year period from the date of grant.  All grantees of these restricted stock are entitled to receive all dividends and distributions (also known as “dividend equivalent rights”) paid with respect to the common shares of the Company underlying such restricted stock at the time such dividends or distributions are paid to holders of common shares.

The Company recognizes compensation expense for outstanding restricted stock over their vesting periods for an amount equal to the fair value of the restricted stock at grant date.  Fair value is determined by the price of the common shares underlying the restricted stock on the grant date.  As of March 31, 2011, there was $84 thousand of total unrecognized compensation cost related to non-vested restricted stock granted under the Stock Plan.  That cost is expected to be recognized over a weighted-average period of 3 years.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2011, and changes during the quarter ended March 31, 2011, is presented below:

	Number Of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	-	$-
Granted	48,439	1.73
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2011	48,439	$1.73

Note 6.  Fair Value Measurements

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

The following table presents the balances of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(Dollars in 000’s)		Fair Value Measurements at March 31, 2011 Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$28,196	$-	$28,196	$-
U.S. government agencies and corporations	15,560	-	15,560	-
Bank eligible preferred and equities	2,296	-	2,296	-
Mortgage-backed securities	45,727	-	45,727	-
Corporate and other debt	12,775	-	9,111	3,664
States and political subdivisions	4,429	-	4,429	-

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$30,139	$-	$30,139	$-
U.S. government agencies and corporations	30,710	-	30,710	-
Bank eligible preferred and equities	2,174	-	2,174	-
Mortgage-backed securities	29,225	-	29,225	-
Corporate and other debt	12,156	-	8,724	3,432
States and political subdivisions	4,394	-	4,394	-

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

(Dollars in 000’s)	Available for Sale Securities
Balance, December 31, 2010	$3,432
Total realized and unrealized gains (losses):
Included in earnings	(13)
Included in other comprehensive income	245
Purchases, sales, issuances and settlements, net	-
Transfers in and (out) of Level 3	-
Balance, March 31, 2011	$3,664

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBS certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2011. Gains and losses on the sale of loans are recorded within other operating income on the Consolidated Statements of Operations.

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

The following table summarizes our assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in 000’s)		Fair Value Measurements at March 31, 2011 Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$27,396	$-	$27,396	$-
Other real estate owned	$4,366	$-	$4,366	$-

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$27,589	$-	$27,589	$-
Other real estate owned	$2,394	$-	$2,394	$-

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

The following is a summary of the carrying amounts and estimated fair values of our financial assets and liabilities at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Dollars in 000’s		Dollars in 000’s
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$12,382	$12,382	$7,582	$7,582
Federal funds sold	7,737	7,737	6,279	6,279
Securities available for sale	108,983	108,983	108,798	108,798
Securities held to maturity	2,523	2,546	2,525	2,541

Mortgage and SBA loans held for sale	327	327	1,854	1,854
Loans, net	239,819	238,381	250,925	249,613
Accrued interest receivable	1,264	1,264	1,528	1,528

Financial liabilities:
Demand and variable rate deposits	165,940	165,940	156,741	156,741
Certificates of deposit	175,803	177,341	189,321	190,765
Securities sold under repurchase
Agreements	1,753	1,753	2,973	2,973
FHLB borrowings	40,000	43,033	40,000	44,233
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	573	573	554	554

At March 31, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 7.  Income Taxes

The Company incurred net income of $257 thousand and $87 thousand for the three months ended March 31, 2011 and March 31, 2010, respectively. The Company had no income tax expense for the first quarter 2011 as compared to a tax benefit of $15 thousand in the first quarter of 2010.  Additionally, due to recent significant losses, the Company was unable to ascertain it would generate sufficient net income in the near term to realize its deferred tax assets, and therefore, established a deferred tax valuation allowance during 2010.

Note 8.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
(Dollars in 000’s)	March 31, 2011	March 31, 2010
Advertising and public relations	$13	$41
Taxes and licenses	33	62
Legal and professional fees	113	78
Consulting fees	117	83
Outsourced data processing fees	104	137
Other	606	476
Total other operating expenses	$986	$877

Note 9.  Deferral of Dividends on Preferred Stock and Deferral of Interest on Capital Trust Preferred Securities

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of March 31, 2011 is $712 thousand.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5,155,000 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, effective March 31, 2010.  As of March 31, 2011 the total arrearage on such interest payments is $211 thousand.

Note 10.  Regulatory Matters

Over the past thirty-six months, the Company’s capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in its investment and loan portfolios. As a result of a 2009 examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, the Company has entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires the Company to develop a plan to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that the Company shall:

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

Note 11.  Subsequent Event

On May 9, 2011, the Company modified its debt agreement with the Federal Home Loan Bank for three existing advances totaling $20 million.  This modification will extend the advances maturity date for three years and lower the fixed interest rate associated with the debt.  In accordance with ASU 470, the modification of the advances are not substantially different than the current debt instrument.  Therefore, the advances will be accounted for using the same principal balance with the revised interest rate and cash flows.

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

Our website is www.centralvabank.com and contains information relating to the Company and our business. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Copies of our Audit Committee Charter, Nominating Committee Charter, Compensation Committee Charter and Code of Conduct are included on our website and are available to the public.

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

Our plan of operation for future periods is to continue to operate as a community bank and to focus our lending and deposit activities in our primary service area. As our primary service area continues to shift from rural to suburban in nature, we will compete aggressively for customers through our traditional personal service and hours of operation. We will also emphasize the origination of construction loans as the area becomes more developed. Consistent with our focus on providing community based financial services, we do not plan to diversify our loan portfolio geographically by making significant loans outside of our primary service area. While we and our borrowers are directly affected by the economic conditions and the prevailing real estate market in the area, we are better able to monitor the financial condition of our borrowers by concentrating our lending activities in our primary service area. We will continue to evaluate the feasibility of entering into other markets as opportunities become available.

Written Agreement with the Bureau of Financial Institutions and the Federal Reserve

Over the past thirty-six months, our capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in our investment and loan portfolios. As a result of a 2009 examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we have entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires us to develop a plan to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that we shall:

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

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.  We have complied with the initial requirements of the written agreement, including submitting plans to significantly exceed the capital level required to be classified as “well capitalized”, improve corporate governance, strengthen board oversight of management and operations, strengthen credit risk management and administration, and improve asset quality.  We continue to address the requirements of the written agreement, as well as, monitor, expand and revise all items to ensure compliance.

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

On February 12, 2010, we notified the U.S. Department of the Treasury that our Board of Directors determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of March 31, 2011 is $712 thousand.

Factors Impacting Our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial and residential mortgage loans, commercial real estate debt, mortgage-backed securities and other financial assets in the marketplace.  Our net interest income includes the actual payments we receive and is also impacted by the level of loans that are not accruing interest due to their delinquency level.  Our net interest income also varies over time, primarily as a result of changes in interest rates, volume and levels of interest earning assets and interest paying deposits and liabilities.  Interest rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be impacted by credit losses in excess of the amounts that we have provided for at March 31, 2011.

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

Amount of Earning Assets. The amount of our earning assets, as measured by the aggregate unpaid principal balance of our loan and our investment portfolios, is a key revenue driver.  During 2010, we strategically decreased the balances of our investment portfolio and borrowings and certificates of deposits in order to improve our capital position.  During 2011 we have maintained the level of earning assets but have shifted portions of our investment portfolio into government backed securities.  These securities have no credit risk and carry lower returns.  Generally, as the size of our earning assets decrease, the amount of interest income we receive decreases.  The reduction in earning assets also helps to lower interest expense as we incur less interest expense to finance the earning assets.  However, the decline in our interest income has been greater than the decrease in our interest expense which, in total, reduces our net interest income.

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:
•	the interest expense associated with our borrowings to increase;
•	the value of our fixed rate investment securities to decline;
•	the interest expense associated with our variable rate deposits to increase;
•	coupons on our variable rate loans to reset, although on a delayed basis, to higher interest rates to the extent allowed by individual loan caps; and
•	to the extent applicable under the terms of our assets, prepayments on our mortgage loan portfolio and mortgage-backed securities to slow thus increasing the duration of these assets.
Conversely, decreases in interest rates, in general, may over time cause:
•	to the extent applicable under the terms of our assets, prepayments on our mortgage loans and mortgage-backed securities to increase thus shortening the duration of these assets;

•	the interest expense associated with our variable rate deposits and borrowings to decrease;
•	the value of our fixed rate investment securities to increase; and
•	coupons on our adjustable-rate loans to reset, although on a delayed basis, to lower interest rates subject to interest rate floors on the individual loan.

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks.

Summary Results

For the quarter ended March 31, 2011, we reported net income of $257 thousand. This compares to net income of $87 thousand in the quarter ended March 31, 2010.  The increase in net income is $170 thousand when compared to earnings in the first quarter of 2010.  The increase is primarily due to increased realized gains on available for sale securities and lower non-interest expenses in the first quarter of 2011.   Reported net income, net of $161 thousand in unpaid dividends and accretion of discount on preferred stock, resulted in net income available to common shareholders of $96 thousand for the quarter ended March 31, 2011 compared to a net loss available to common shareholders of $74 thousand for the same quarter of the previous year.  Basic and diluted income (loss) per share increased $0.07 to $0.04 for the quarter ended March 31, 2011 from $(0.03) for the comparable period 2010.  The return on average assets for the first quarter 2011 was 0.26% versus 0.07% for the first quarter of 2010. The return on shareholders’ equity was 9.23% compared to 1.28% in the first quarter of 2010.

Revenue, the sum of net interest income and noninterest income, of $3.9 million in first quarter 2011 was $100 thousand lower than the $4.0 million earned in the first quarter 2010.  The largest contributor to this decrease was lower net interest income of $0.3 million offset by an increase in realized gains on available for sale securities of $0.2 million.  Our net interest margin increased to 3.07% in the first quarter 2011 as compared to 2.90% in the first quarter 2010.

Our allowance for loan losses was $10.2 million at March 31, 2011, compared with $10.5 million at December 31, 2010.  At March 31, 2011, total assets declined $4.7 million or 1.1% to $404.4 million from $409.1 million at December 31, 2010.  We continue to reduce our liabilities as total liabilities at March 31, 2011 declined $5.5 million or 1.4% to $392.0 million from $397.5 million at December 31, 2010.  Total stockholders’ equity increased $0.8 million to $12.4 million at March 31, 2011 from $11.6 million at December 31, 2010.

Our financial results for the first quarter 2011 compared to the first quarter 2010 included the following:

Our net interest income in the first quarter 2011 was $2.8 million.  Our net interest margin in the first quarter 2011 increased to 3.07% compared to 2.90% for the first quarter 2010. Total interest income for the quarter was $4.6 million while total interest expense was $1.8 million. Interest income was lower by 18.6% from a year earlier due to an decline in our average earning assets and a decline in our yield earned on our investment portfolio for the first quarter 2011 as compared to the first quarter 2010.  Our interest expense declined by 31.0% from the prior year’s first quarter due primarily to lower interest rates on deposits and a $44.5 million reduction in the average balance of certificate of deposits partially offset by an increase in the average balance of interest bearing deposits, from the first quarter 2010.

Non-interest income of $1.0 million increased 11.1%, or $0.1 million from the prior year’s first quarter total of $0.9 million. This increase was due primarily to an increase in our realized gains on the sale of securities available for sale, offset by lower deposit fees and charges.

Total non-interest expense for the first quarter 2011 was $3.1 million, a decrease of 13.9% or $0.5 million as compared to $3.6 million last year. The decrease was due primarily to lower OREO valuation expenses of $410 thousand and lower salaries and benefits of $188 thousand.

We are continuing our efforts to reduce all controllable expenses while increasing categories of non-interest income with a goal of improving our efficiency ratio in future quarters.

For the first quarter 2011, $0.5 million was added to the allowance for loan losses, compared to the same period in 2010, when $0.3 million was added to the allowance. Our charge-offs for the first quarter 2011 were $0.8 million compared to $0.6 million for the comparable period in 2010.  We believe that a reserve of 4.09% of total loans at March 31, 2011 is sufficient to absorb any potential future losses. However, we will adjust our reserves in response to changes in the market and our reserve percentage may change. The allowance for loan losses now represents 25.0% of quarter-end non-performing assets, compared to 33.6% in the first quarter of the prior year.  This decline is due to partial charge-offs recorded in prior years on non-performing loans.

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

Allowance for loan losses
The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date.  Management uses a disciplined process and methodology to establish the allowance for loan losses each quarter.  To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to the following portfolio segments: (1) the commercial loan portfolio, (2) the construction loan portfolio, (3) the real estate portfolio, and (4) the consumer loan portfolio.  For purposes of determining the allowance for loan losses, we have segmented certain loans in the portfolio by product type.  Each class of loan exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience, quantitative and other mathematical techniques over the loss emergence period.  Each class of loan exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  We use a vendor supplied model in this process.  Management must use judgment in establishing additional input metrics, as described below, for the modeling process.  The model and assumptions used to determine the allowance are reviewed by the Asset and Liability Committee.  The Board provides final approval on the methodology used for the model.

The following is how management determines the balance of the allowance account for each segment or class of loans.

Commercial loans.  Commercial loans are pooled by portfolio class and an historical loss percentage as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  The estimated years for impairment is based on historical loss experience over the loss emergence period.  At March 31, 2011, the estimated years for impairment for each class were as follows:

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

Construction loans.  Construction loans are pooled by portfolio class and an historical loss percentage, as well as an estimated years for impairment, is applied to each class.   Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. The estimated years for impairment are based on historical loss experience modeling over the loss emergence period.  At March 31, 2011, the estimated years for impairment for each class were as follows:

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

Real estate loans.  Real estate loans are pooled by portfolio class and an historical loss percentage, as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  The estimated years for impairment are based on historical loss experience over the loss emergence period.  At March 31, 2011, the estimated years for impairment for each class were as follows:

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

Consumer loans.  Consumer loans (installment and bank cards) are pooled by portfolio class and an historical loss percentage is applied to each class.  Historical loss percentage time frames vary between classes.  These time frames are based on historical loss experience modeling and other quantitative and mathematical migration techniques over the loss emergence period.  At March 31, 2011, the historical loss time frame for each class was as follows:

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

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions and collateral value, among other influences.  From time to time, events or economic factors may affect the loan losses.  Our allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves.

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

The Estimation Process.  We estimate loan losses under multiple economic scenarios to establish a range of potential outcomes for each criterion applied to the allowance calculation.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for the losses inherent within these portfolios as of the reporting date.

Reflected in the portions of the allowance previously described is an amount for imprecision or uncertainty that incorporates the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.  This amount is the result of our judgment of risks inherent in the portfolios, economic uncertainties, historical loss experience and other subjective factors, including industry trends, calculated to better reflect our view of risk in each loan portfolio.  No single statistic or measurement determines the adequacy of the allowance for loan loss.  Changes in the allowance for loan loss and the related provision expense can materially affect net income.

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

Impairment of Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) we intend to sell the security or (2) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis.  If, however, we do not intend to sell the security and it is not more -likely-than-not that it will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.  For equity securities, impairment is considered to be other-than-temporary based on the our ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in net income.  Management regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, its intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Our net interest income was $2.8 million and $3.1 million, respectively, for the first quarter of 2011 and 2010; representing a decrease of $0.3 million.  This decrease was due primarily to a decline in interest income earned on both our loan and investment portfolios as a result of a decline in average earning assets, offset by declines in our interest expense paid on interest paying deposits.

Our net interest margin is a measure of our net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. Our net interest margin for the first quarter of 2011 was 3.07% compared to 2.90% for the comparable period in 2010.  Our increase in net interest margin was due primarily to a reduction in our higher interest cost borrowings and a reduction in our certificate of deposits.

Our total interest income was $4.6 million and $5.6 million for the first quarter of 2011 and 2010, respectively, down from $1.0 million from a year ago due to the following:

Loan portfolio
●
Interest and fees on loans was $3.7 million and $4.2 million for the first quarter of 2011 and 2010, respectively, down from $0.5 million a year ago. The decrease was due to a decline in loans of $11.4 million, or 4.4%, from March 31, 2010 to March 31, 2011.

●	During the first quarter of 2011, our average loans totaled $257.1 million, a decrease of $35.0 million or 12.0% from $292.1 million in the first quarter of 2010.
●	Our fully taxable equivalent annualized yield on loans remained relatively stable at 5.78% for the first quarter 2011 from 5.73% in the comparable quarter of 2010.

Securities portfolio
●	Interest on securities was $0.9 million and $1.5 million on a tax equivalent basis for the first quarter of 2011 and 2010, respectively, down from $0.6 million a year ago.
●	Our average investment securities totaled $92.1 million in the first quarter of 2011, a decrease of $38.0 million or 29.2% from $130.1 million in the first quarter of 2010.
●
Our investment securities in the first quarter of 2011 yielded 3.96%, compared to 4.66% in the first quarter of 2010 as security yields have been affected by the declining rate environment as reinvestment of $47.2 million in the sales, calls or maturities of securities during the first quarter 2011 have been at lower yields, and the reduction in higher yielding assets from the OTTI write-down of various security investments in 2010.  We have increased our percentage of government backed securities in the first quarter 2011, which yield lower rates.

Our average interest earning assets totaled $376.0 million in the first quarter of 2011, a decrease of $61.6 million or 14.1% from $437.6 million in the first quarter of 2010. Our tax-equivalent yield on total interest earning assets dropped to 4.93% in the first quarter 2011 from 5.22% in the same quarter 2010 resulting in a decrease of $1.0 million in total interest income for the first quarter 2011.

Our total interest expense was $1.8 million and $2.5 million for the first quarter of 2011 and 2010, respectively, down from $0.7 million from a year ago due to the following:

Deposits
●
Our interest expense on deposits was $1.3 million and $2.1 million for the first quarter of 2011 and 2010, respectively down by $0.8 million from a year ago due to a combination of lower balances on our higher paying certificate of deposit accounts and a decrease in interest rates paid on interest bearing deposits.

●
Our total average interest bearing deposits were $304.4 million for the first quarter 2011, a decrease of $41.4 million or 12.0% from $345.8 million for the first quarter 2010.  The decline was primarily in our certificate of deposits.

●
Our rate paid on deposits for the first quarter 2011 was 1.70% down from 2.40% for the first quarter 2010 due to the downward repricing of many of our deposits and an overall decline in rates that we offer.

Borrowings
●	Interest on borrowings remained stable at $0.5 million and $0.5 million for the first quarter of 2011 and 2010, respectively.
●
Our average balance on borrowings for the first quarter 2011 was $48.0 million down from $60.0 million for the first quarter 2010, representing a $12.0 million or 20% decline in average borrowings.  The decrease in average borrowings was primarily related to the decline in our overnight advances of $10 million.

●
Our average interest rate on borrowings for the first quarter of 2011 was 3.80% up from 3.08% for the first quarter 2010 because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased and securities sold under repurchase agreements, which carry the lowest cost of funds rate.

The yield on our interest-bearing liabilities decreased to 1.99% in the first quarter 2011 compared to 2.50% in the first quarter 2010.   Our average interest-bearing liabilities decreased $53.5 million or 13.2% to $352.3 million in the first quarter of 2011 compared to $405.8 million in the first quarter of 2010.

The following table sets forth our average interest earning assets (on a taxable equivalent basis) and our average interest bearing liabilities, the average yields earned on assets and rates paid on liabilities, and our net interest margin, for the periods indicated.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$26,902	$13	0.20%	$15,437	$8	0.22%
Securities: (1)
U. S. Treasury and other government agencies and corporations	61,479	547	3.56%	88,584	976	4.41%
States and political subdivisions (2)	7,018	114	6.50%	12,564	215	6.84%
Other securities	23,586	250	4.24%	28,936	326	4.51%
Total securities	92,083	911	3.96%	130,084	1,517	4.66%
Loans (2)	257,060	3,712	5.78%	292,117	4,187	5.73%
Total interest-earning assets	376,045	$4,636	4.93%	437,638	$5,712	5.22%
Allowance for loan losses	(10,365)			(10,607)
Cash and other non interest-earning assets	38,098			43,652
Total Assets	$403,778			$470,683

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$84,106	$151	0.72%	$84,665	$238	1.12%
Savings	38,748	66	0.68%	35,140	99	1.13%
Other time	181,523	1,077	2.37%	225,984	1,736	3.07%
Total deposits	304,377	1,294	1.70%	345,789	2,073	2.40%

Fed funds purchased and securities sold under REPO	2,812	4	0.57%	4,882	8	0.64%
FHLB Term advances	40,000	411	4.11%	40,000	405	4.05%
FHLB Overnight advances	-	-	-	10,000	10	0.40%
Capital trust preferred securities	5,155	41	3.18%	5,155	39	3.03%
Total borrowings	47,967	456	3.80%	60,037	462	3.08%
Total interest-bearing liabilities	352,344	1,750	1.99%	405,826	2,535	2.50%
Demand deposits	36,420			35,901
Other non interest bearing liabilities	3,858			1,670
Total Liabilities	392,622			443,397
Stockholders’ Equity	11,156			27,286
Total Liabilities and Stockholders’ Equity	$403,778			$470,683
Net interest spread		$2,886	2.94%		$3,178	2.72%
Net interest margin (3)			3.07%			2.90%

(1) Includes securities available for sale and securities held to maturity.
(2) Fully taxable equivalent basis using an incremental tax rate of 34%.
(3) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

NON-INTEREST INCOME

Non-interest income of $1.0 million increased 11.1%, or $0.1 million from the prior year’s first quarter total of $0.9 million. This increase was due primarily to an increase in our realized gains on the sale of securities available for sale.  First quarter 2011 non-interest income included:

●	Deposit fees and charges, down $102 thousand from a year ago.
●
Investment and insurance commissions, which are a component of other service charges, commissions and fees, of $89.1 thousand, up $75.7 thousand year over year, due to higher transaction volumes and to a lesser extent growth in outstanding accounts.

●	Realized gains on the sale of securities, up $170.0 thousand from last year.

NON-INTEREST EXPENSES

Total non-interest expense for the first quarter 2011 was $3.1 million, a decrease of 13.9% or $0.5 million as compared to $3.6 million last year. First quarter non-interest expense included:

●	Salaries and benefits totaled $1.3 million in the first quarter, a decrease of $0.2 million or 13.3% from $1.5 million last year to reflect our focus on efficiencies in our operations.
●
FDIC insurance expense increased $63 thousand dollars from last year due primarily to increases in premium charged by the FDIC on our deposits.  We expect that FDIC insurance expense may continue at a higher level for the foreseeable future.

●	Loss on devaluation of other real estate owned decreased $410 thousand compared to last year due to there not being any provision required during the first quarter 2011.
●
Legal, professional and consulting fees totaled $113 thousand in the first quarter, an increase of $35 thousand from last year reflecting incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve.  These costs did not begin until the second quarter of 2010.

●	OTTI charges on our investment securities portfolio was $13 thousand, a decrease of $63 thousand from last year. We do not expect significant OTTI charges during 2011.

We are continuing our efforts towards reducing all controllable expenses while increasing categories of non-interest income.

INCOME TAXES

We reported no income tax expense in the first quarter of 2011, compared to a benefit of $15 thousand in the first quarter of 2010.  We recorded a tax benefit for the first quarter of 2010 as we had a taxable loss for the quarter.

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

At March 31, 2011, total loans net of unearned income were $250.1 million and had decreased by $11.4 million or 4.4% from December 31, 2010, and had decreased $39.3 million or 13.6% from March 31, 2010. The loan to deposit ratio was 73.2% at March 31, 2011, compared to 75.5% at December 31, 2010 and 76.0% at March 31, 2010.  The size of our loan portfolio has been reduced primarily as a result of declining demand of qualified applicants in our marketplace and an increase in charge-offs of $159 thousand for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.

The table below shows the percentage of our various loan categories as a percentage of our total loans for the respective periods:

	March 31, 2011	December 31, 2010	March 31, 2010
Real estate related loans	76%	75%	77%
Consumer loans	2%	3%	3%
Commercial and industrial loans	22%	22%	20%
Total	100%	100%	100%

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

Our non-performing assets at the end of the first quarter 2011 increased to $40.9 million compared to $31.2 million at the end of the first quarter of the prior year and decreased slightly from $43.7 million for the immediately preceding quarter. This resulted primarily from an increase in loans that are on a non-accrual basis since the first quarter 2010 and a decrease of non-accrual loans since December 31, 2010. The trajectory of growth in non-performing assets declined in the first quarter as the decrease from December 31, 2010 was 6.3% and the increase from September 30, 2010 was 27.3%. A majority of non-performing and past due loans are secured. Therefore losses, if any, will be lessened by the fair value of the liquidation of the collateral securing the loans.

The following table summarizes our non-performing assets:

	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010

Loans accounted for on a non-accrual basis	$28,011	$30,963	$24,839	$26,164	$24,799
Loans contractually past due 90 days or more as to interest or principal payments and still accruing (not included in non-accrual loans above)	3	1,492	2,167	355	881
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	6,228	6,510	-	-	-
Total non-performing loans	$34,242	$38,965	$27,006	$26,519	$25,680
Other real estate owned	4,366	2,394	3,000	3,850	3,339
Other non-performing assets	2,330	2,330	2,165	2,165	2,165
Total non-performing assets	$40,938	$43,689	$32,171	$32,534	$31,184

We foreclose on delinquent real estate loans when all other repayment possibilities have been exhausted.  Our practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The current extended decline in the national economy and unemployment rates from 2007 to the end of the first quarter 2011 has also negatively affected the local real estate market.  The majority of the non-performing loans are real estate related.  As such, over the next several quarters, we anticipate that our total non-performing assets will likely stay at historically elevated levels and then begin to decline. We further believe that the majority of nonperforming loans are adequately secured by collateral.

We have analyzed the potential risk of loss in our loan portfolio, given the loan balances and the value of the underlying collateral, and have recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of our periodic internal and external loan review process. We do not believe that the current level of non-performing loans at March 31, 2011 is reflective of any significant systemic problem within our loan portfolio but rather is a reflection of the current economic environment. We review the adequacy of our allowance for loan loss at the end of each month. We use a loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss.  We also evaluate adversely classified loans relative to their collateral value and make appropriate reductions to the carrying value of those loans to approximate fair value based on that review.  Should any of the individual classified loans deteriorate further in the future, additional write downs may be required. Our ratio of the allowance for loan losses to total loans was 4.09% at March 31, 2011; 4.03% at December 31, 2010; and 3.63% at March 31, 2010.  At March 31, 2011, the ratio of the allowance for loan losses to total non-performing assets was 25.0% compared to 27.0% at December 31, 2010 and 33.6% at March 31, 2010.  This ratio declined at March 31, 2011 compared to

December 31, 2010 primarily due to a decrease in our non-performing assets due to a decline in our non-accrual loans.  We have also recorded partial charge-offs on a number of non-performing loans, which also decreases the ratio.  We believe that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is adequate as of March 31, 2011 to provide for potential losses. However, considering the current state of the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, we expect that additions to our reserve for possible loan losses may be necessary in the future.

For each period presented, the provision for loan losses charged to operations is based on our judgment after taking into consideration all factors connected with the collectability of the existing portfolio. We evaluate the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.  Specific factors considered by us in determining the amounts charged to operations include internally generated loan review reports as well as reports from an outside loan reviewer, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower, the general financial condition of the borrower, and the value of any collateral securing the loan.

Given the activity in our net charged off loan levels, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total nonperforming assets, we concluded that it would be appropriate to continue to make additions to the allowance for loan losses. We made a provision for loan losses of $0.5 million in the first quarter of 2011, following a provision of $2.7 million in the fourth quarter of 2010 and a provision of $1.9 million in the third quarter of 2010.  We will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. We anticipate that we will continue to make provisions as losses are taken in subsequent periods. The decision to continue, increase or decrease additions to the reserve will be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing and adversely classified loans. Despite our best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized.  Any such adjustments are made in the reporting period when the relevant factors become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

SECURITIES

Our investment securities portfolio serves primarily as a source of liquidity and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the FHLB or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment income, available for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the first quarter 2011, total securities were $111.5 million, an increase of $0.2 million or 0.2% compared to December 31, 2010 balances of $111.3 million, and have decreased by $7.3 million or 6.1% since the March 31, 2010 balance of $118.8 million.  The decrease since March 2010 was due primarily to sales, calls, maturities, and paydowns of various securities.

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

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in our judgment, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We conducted impairment reviews as of March 2011 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would not be required to sell the securities before the recovery of the entire amortized cost basis of the security.  We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

·	$175 thousand Ally Bank (formerly GMAC) Perpetual Preferred Stock,
·	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
·	$2 million Citigroup 6.95% maturing 9/15/2031,
·	$2 million Bank Boston Capital 1.007% maturing 1/15/2027,
·	$2 million Bank of America Capital .8213% maturing 1/15/2027,
·	$2 million Sallie Mae senior debt 5.3% maturing 6/15/2013 and
·	$2 million in Sallie Mae preferred stock.

We hold eleven CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred securities. As noted in Note 2 to the consolidated financial statements, eight of the eleven securities now have ratings that are below minimum investment grade. We use an independent valuation firm that specializes in valuing debt securities.  The independent firm evaluates all relevant credit and structural aspects of each debt security, determining appropriate performance assumptions and performing discounted cash flow analysis.  The following topics are covered in their evaluation:

•	Detailed credit and structural evaluation for each piece of collateral in the debt security;
•	Collateral performance projections for each piece of collateral in the debt security;
•	Terms of the debt security structure; and
•	Discounted cash flow modeling.

Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of March 31, 2011. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

During the first quarter of 2011, we recorded $13 thousand in other-than-temporary impairment charges.  We determined this based on our estimate of credit losses on the related securities.  As noted above, this estimate was based on an independent analysis from an outside firm that specializes in valuing complex financial instruments.  We reviewed the assumptions used in the analysis and believe that these assumptions are reasonable.

Our fully taxable equivalent annualized average yield on the entire portfolio was 3.96% for the first quarter of 2011, compared to 4.66% for the same period in 2010. Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

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

Total deposits were $341.7 million as of March 31, 2011, a decrease of $4.4 million or 1.3% from $346.1 million at December 31, 2010.  Total deposits have decreased by $39.2 million or 10.3% from the March 31, 2010 level of $380.9 million. The decrease in deposits is primarily due to the decline in the interest rate paid on time deposits.  The average aggregate interest rate paid on interest bearing deposits was 1.70% in the first quarter of 2011, compared to 2.40% for the corresponding period in 2010.  The majority of our deposits are higher yielding certificates of deposit because many of our customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At March 31, 2011 certificates of deposit represented 51.4% of total deposits as compared to 54.7% at December 31, 2010 and 58.2% at March 31, 2010.

The following table is a summary of our time deposits of $100,000 or more by remaining maturities at March 31, 2011, December 31, 2010, September 20, 2010, and June 30, 2010:

	Time Deposits $100,000 or More (Dollars in thousands)
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Three months or less	$12,711	$13,484	$11,780	$10,512
Three to twelve months	31,500	30,627	32,615	33,216
Over twelve months	12,039	16,481	20,866	24,893
Total	56,250	$60,592	$65,261	$68,621

Our total borrowings at March 31, 2011 were $47.0 million, and consisted of overnight borrowings of $1.8 million, term borrowings of $40.0 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the first quarter of 2011 was 3.80% compared to 3.08% in the comparable period of 2010.  The increase in the weighted average interest rate during the first quarter of 2011 as compared to the first quarter of 2010 was due to less reliance on federal funds purchased, which have an interest rate of less than 1 percent and the reduction of $10 million in borrowings at March 31, 2011 as compared to March 31, 2010.

The $1.8 million in overnight borrowings at March 31, 2011 consisted of federal funds purchased and repurchase agreements, and we had no overnight advances from the FHLB.  The $3.0 million in overnight borrowings at December 31, 2010 consisted of federal funds purchased and repurchase agreements, and we had no overnight advances from the FHLB.  Of the $13.2 million in overnight borrowings at March 31, 2010, $3.2 million was in federal funds purchased and repurchase agreements and $10.0 million was with overnight advances from the FHLB. Our $40.0 million in term borrowings at March 31, 2011 were structured borrowings from the FHLB and the balance was unchanged compared to December 31, 2010 and March 31, 2010. The structured borrowings from the FHLB at March 31, 2011 consisted of various, convertible term advances, and have not materially changed in composition or structure since December 31, 2010. The weighted average cost of these borrowings in the first quarter of 2011 was 4.11% compared to 3.32% in the comparable period of 2010.

As of March 31, 2011, we had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033.  The current weighted average cost of these borrowings in the first quarter of 2011 was 3.18% compared to 3.03% in the comparable period of 2010. The aggregate rate on all interest bearing liabilities for the first quarter of 2011 was 1.99%, compared to 2.50% in the comparable period of 2010.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.  The Bank is considered to be “adequately-capitalized” for regulatory purposes at March 31, 2011.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Our total risk based capital position remains “adequate,” while our tier 1 risk-based capital ratio and leverage ratio continue to be above the “well capitalized” minimum levels at quarter end. As a result of an examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we have entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve as of June 30, 2010.  The written agreement requires us to develop plans to  increase capital until the Bank significantly exceeds the capital level required to be classified as “well capitalized,” establish and submit definitive plans to strengthen board oversight; better monitor, control, and improve asset quality; and improve overall risk identification, forecasting and management, at Central Virginia Bank.  We had planned to pursue a Rights and Stock Offering in 2010; however, given the economy and the resulting effects on the equity markets in general and bank stocks in particular, we did not feel that it was the right time to attempt to access the capital markets.  We will continue to reassess the situation as appropriate.

Banking regulations also require us to maintain certain minimum capital levels in relation to Bank assets.  A comparison of our actual regulatory capital as of March 31, 2011, with minimum requirements, as defined by regulation, is shown below:

		Actual
	Regulatory Minimum		March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0%		8.9%	8.4%	8.5%	8.7%
Tier 1 risk-based capital	4.0%		7.7%	7.1%	7.3%	7.4%
Leverage ratio	4.0%		5.4%	5.1%	5.4%	5.6%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	8.6%	8.2%	8.3%	8.3%
Tier 1 risk-based capital	4.0%	6.0%	7.3%	6.9%	7.0%	7.1%
Leverage ratio	4.0%	5.0%	5.2%	4.9%	5.1%	5.3%

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

We have entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of March 31, 2011 are $128.1 million, of which $84.8 million remains available to borrow.

The following table presents our contractual obligations at March 31, 2011 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period (Dollars in thousands)
	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Capital trust preferred securities	$5,155	$-	$-	$5,155	$-
FHLB borrowings (1)	40,000	-	20,000	5,000	15,000
Securities sold under repurchase agreements	1,753	1,753	-	-	-
Total	$46,908	$1,753	$20,000	$10,155	$15,000
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

At March 31, 2011, our interest sensitivity gap was positive at the 1-month point and negative at the 2-month through the 5-year points. The cumulative gap is positive at the 1-month, and remains positive through the 6-month point. Since the largest amount of our interest sensitive assets and liabilities mature or re-price within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by us, changing trends in customer profiles and changes in laws and regulations applicable to us. Although we believe that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2010, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk made in our Annual Report on Form 10-K for the year ended December 31, 2010, as discussed in the section on interest rate sensitivity in Item 2 above.

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

Changes in Internal Control over Financial Reporting
No changes have occurred during the first quarter 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.  The materialization of any risks or uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Forward-Looking Statements” in this quarterly report on Form 10-Q.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due on February 16, 2010, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of the date of the filing is $712 thousand.

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

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: May 16, 2011	/s/ Herbert E. Marth, Jr.
Herbert E. Marth, Jr., President and Chief Executive
Officer (Principal Executive Officer)

Date: May 16, 2011	/s/ Robert B. Eastep
Robert B. Eastep, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350.