Form 10-Q
period 2011-06-30
CENTRAL VIRGINIA BANKSHARES INC
filed 2011-08-15
CIK 804561

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2011
Common stock, par value $1.25	2,625,977

Index

CENTRAL VIRGINIA BANKSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q

Index

PART I
FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Dollars in thousands except per share amounts)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$18,613	$7,582
Federal funds sold	8,696	6,279
Total cash and cash equivalents	27,309	13,861

Securities available for sale at fair value	109,737	108,798
Securities held to maturity at amortized cost (fair value 2011 - $1,573 ; 2010 - $2,541)	1,546	2,525
Total securities	111,283	111,323
Mortgage and SBA loans held for sale	327	1,854
Loans, net of unearned income	241,296	261,449
Less allowance for loan losses	(9,887)	(10,524)
Net loans	231,409	250,925
Bank premises and equipment, net	8,344	8,650
Accrued interest receivable	1,170	1,528
Other real estate owned, net of valuation allowance of $74 and $93, respectively	5,162	2,394
Other assets	17,593	18,607
Total assets	$402,597	$409,142

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$35,679	$35,370
Interest bearing demand deposits and NOW accounts	91,879	82,802
Savings deposits	39,977	38,569
Time deposits, $100,000 and over	53,777	60,592
Other time deposits	116,893	128,729
Total deposits	338,205	346,062

Securities sold under repurchase agreements	1,853	2,973
FHLB borrowings	40,000	40,000
Capital trust preferred securities	5,155	5,155
Accrued interest payable	610	554
Other liabilities	2,689	2,804
Total liabilities	$388,512	$397,548
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 shares issued and outstanding	$11,385	$11,385
Common stock, $1.25 par value; 30,000,000 shares authorized; 2,674,416 (includes 48,439
of restricted stock awards) and 2,622,529 shares issued and outstanding, respectively	3,282	3,278
Common stock warrant	412	412
Discount on preferred stock	(235)	(272)
Surplus	16,910	16,899
Retained deficit	(14,749)	(15,063)
Accumulated other comprehensive loss	(2,920)	(5,045)
Total stockholders’ equity	14,085	11,594
Total liabilities and stockholders’ equity	$402,597	$409,142

See Notes to Consolidated Financial Statements.

Index

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)  (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Interest income:
Interest and fees on loans	$3,468		$4,063	$7,174	$8,242
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations	558		932	1,104	1,898
States and political subdivisions	84		131	174	294
Corporate and other	203		280	439	602
Interest on federal funds sold	11		6	23	14
Total interest income	4,324		5,412	8,914	11,050

Interest expense:
Interest on deposits	1,218		1,782	2,512	3,855
Interest on borrowings:
Securities sold under repurchase agreements	2		5	6	13
FHLB borrowings	383		418	795	833
Capital trust preferred securities	42		52	82	91
Total interest expense	1,645		2,257	3,395	4,792
Net interest income	2,679		3,155	5,519	6,258
Provision for loan losses	700		2,905	1,200	3,220
Net interest income after provision for loan losses	1,979		250	4,319	3,038
Non-interest income
Deposit fees and charges	345		435	677	869
Other service charges, commission and fees	276		218	547	425
Increase in cash surrender value of life insurance	103		114	206	212
Realized gains on securities	560		453	771	494
Other operating income	59		53	136	164
Total non-interest income	1,343		1,273	2,337	2,164
Non-interest expense:
Salaries and benefits	1,361		1,510	2,694	3,032
Occupancy expenses	285		273	573	589
Furniture and equipment expenses	151		198	318	378
FDIC insurance expense	282		225	572	452
Loss on securities write-down (1)	-		11	13	87
Loss on devaluation of other real estate owned	-		146	-	556
Other operating expenses	1,149		1,308	2,135	2,184
Total non-interest expenses	3,228		3,671	6,305	7,278
Income (loss) before income taxes	94		(2,148)	351	(2,076)
Income tax (benefit)	-		(1,040)	-	(1,055)
Net income (loss)	$94		$(1,108)	$351	$(1,021)
Effective dividends accrued on preferred stock	161		161	321	321
Net income (loss) available to common stockholders	$(67)		$(1,269)	$30	$(1,342)
Income (loss) per common share, basic	$(0.03)	$	(0.48)	$0.01	$(0.51)
Income (loss) per common share, diluted	$(0.03)	$	(0.48)	$0.01	$(0.51)
(1) Total of other-than-temporary impairment losses on securities in the six months ended June 30, 2011 and 2010 is $1.25 million and $2.41 million of which $1.24 million and $2.32 million have been recognized in other comprehensive loss, and impairment losses of $13 thousand and $87 thousand have been recognized in earnings in the six months ended June 30, 2011 and 2010.

See Notes to Consolidated Financial Statements.

Index

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$94	$(1,108)	$351	$(1,021)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax of $0,$708, $0, and $1,624, respectively	$2,117	$1,373	$2,883	$3,152
Less: reclassification adjustment for gains included in net income, net of tax of $0, $154, $0, and $168, respectively	(560)	(299)	(771)	(326)
Less: reclassification adjustment for loss on write-down of securities, net of tax of $0, $4, $0, and $30, respectively	-	7	13	57
Other comprehensive income	$1,557	$1,081	$2,125	$2,883

Comprehensive income	$1,651	$(27)	$2,476	$1,862

See Notes to Consolidated Financial Statements.

Index

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Stockholders Equity
(dollars in thousands, except share amounts)
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)		Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2009	$11,385	$3,273	$16,893		$261	$412	$(345)	$(5,660)	$26,219
Cumulative effect of accounting error					284				284
Net loss	-	-	-		(1,021)	-	-		(1,021)
Other comprehensive income								2,883	2,883
Accretion of preferred stock discount	-	-	-		(37)	-	37	-	-
Issuance of 2,091 shares of common stock pursuant to dividend reinvestment plan	-	5	6		-	-	-	-	11
Balance, June 30, 2010	$11,385	$3,278	$16,899		$(513)	$412	$(308)	$(2,777)	$28,376

Balance, December 31, 2010	$11,385	$3,278	$16,899		$(15,063)	$412	$(272)	$(5,045)	$11,594
Net income	-	-	-		351	-			351
Other comprehensive income								2,125	2,125
Accretion of preferred stock discount	-		-		(37)	-	37	-	-
Compensation expense for restricted stock	-	-	11		-	-	-	-	11
Issuance of 1,191 shares of common stock pursuant to employment agreement	-	1	-		-	-	-	-	1
Issuance of 2,257 shares of common stock pursuant to dividend reinvestment plan	-	3	-		-	-	-	-	3
Balance, June 30, 2011	$11,385	$3,282	$16,910	$	(14,749)	$412	$(235)	$(2,920)	$14,085

See Notes to Consolidated Financial Statements.

Index

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(amounts in thousands)
(Unaudited)
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$351	$(1,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	308	361
Deferred income tax benefit	-	(1,051)
Provision for loan losses	1,200	3,220
Compensation expense for restricted stock	11	-
Amortization and accretion on securities, net	171	187
Realized gains on securities	(771)	(494)
Realized loss on sale of other real estate owned	40	53
Loss on write-down in value of other real estate owned	-	556
Loss on write-down of other than temporary impairment of securities	13	87
Increase in cash surrender value of life insurance	(206)	(212)
Change in operating assets and liabilities:
Decrease in assets:
Mortgage and SBA loans held for sale	1,527	1,094
Accrued interest receivable	358	513
Other assets	1,212	176
(Decrease) increase in liabilities:
Accrued interest payable and other liabilities	(59)	525
Net cash provided by operating activities	4,155	3,994

Cash Flows from Investing Activities
Proceeds from sales of securities held to maturity	498	-
Proceeds from calls and maturities of securities held to maturity	475	1,927
Proceeds from calls and maturities of securities available for sale	74,868	24,431
Proceeds from sales of securities available for sale	28,909	36,594
Purchase of securities available for sale	(101,997)	(34,797)
Proceeds from the sale of OREO	168	873
Net decrease in loans made to customers	15,340	5,373
Net purchases of premises and equipment	5	(21)
Net cash provided by investing activities	18,266	34,380

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	10,794	3,414
Net decrease in time deposits	(18,651)	(20,205)
Net repayment on FHLB borrowings	-	(10,000)
Net increase (decrease) in securities sold under repurchase agreements	(1,120)	185
Net proceeds from issuance of common stock	4	11
Net cash used in financing activities	(8,973)	(26,595)

Increase in cash and cash equivalents	$13,448	$11,779
Cash and cash equivalents:
Beginning	13,861	12,503
Ending	$27,309	$24,282
Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$3,339	$4,564
Income taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain on securities available for sale, net	$2,125	$4,333
Loans transferred to other real estate owned	$2,976	$2,111

See Notes to Consolidated Financial Statements.

Index

CENTRAL VIRGINIA BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
 (Unaudited)

Note 1.  Basis of Presentation

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I.  All significant intercompany transactions and balances have been eliminated in consolidation.  ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155 thousand at June 30, 2011.  The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.  When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Central Virginia Bankshares, Inc. (consolidated).  When we refer to “Central Virginia Bank” or “the Bank”, we mean Central Virginia Bank (subsidiary).

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, (“GAAP”).  Certain reclassifications have been made to prior period amounts to conform to the current year presentations.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011, and December 31, 2010, the results of operations and comprehensive income for the three and six month periods ended June 30, 2011 and 2010, and cash flows and statements of changes in stockholders’ equity for the six months ended June 30, 2011 and 2010.  The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report for the year ended December 31, 2010.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Correction of an immaterial error:  During the first quarter of 2011, the Company discovered an immaterial error in the accounting for the deferral of quarterly dividends on the Fixed Rate Cumulative Preferred Stock, Series A.  It was determined that a liability for the payment of such deferred dividends should not have been accrued since the dividend had not been declared to be paid.  Correction of this error would have decreased accrued interest payable and increased retained earnings in the amount of $569 thousand as of December 31, 2010.  Correction of this error would not have impacted net income, earnings per share or any bank capital ratio calculations.  In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), the Company has determined this error to be immaterial and has therefore chosen to revise the December 31, 2010 financials and the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2010 presented in this document.

Index

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangible – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Index

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 350) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

Index

In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company adopted ASU 2011-05 during the second quarter 2011 and has included the required disclosures in its consolidated financial statements.

Note 2.  Securities

Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011 (Unaudited)
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$4,203	$10	$(4)	$4,209
U.S. government agencies & corporations	5,050	88	-	5,138
Bank eligible preferred and equities	2,277	279	(107)	2,449
Mortgage-backed securities (1)	81,630	836	(70)	82,396
Corporate and other debt	15,260	83	(4,056)	11,287
States and political subdivisions	4,236	65	(43)	4,258
	$112,656	$1,361	$(4,280)	$109,737

	December 31, 2010
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury securities	$30,121	$18	$-	$30,139
U.S. government agencies & corporations	30,464	310	(64)	30,710
Bank eligible preferred and equities	2,427	150	(403)	2,174
Mortgage-backed securities (1)	29,048	383	(206)	29,225
Corporate and other debt	17,294	49	(5,187)	12,156
States and political subdivisions	4,489	26	(121)	4,394
	$113,843	$936	$(5,981)	$108,798
(1)	At June 30, 2011 and December 31, 2010, GNMA securities represented 94% and 86% of the total market value of mortgage-backed securities, respectively.

The following tables present the gross unrealized losses and fair values as of June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

Index
	June 30, 2011 (Unaudited)
(Dollars in 000’s)	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. Treasury securities	$4,004	$(4)	$-	$-	$4,004	$(4)
Bank eligible preferred and equities	-	-	1,970	(107)	1,970	(107)
Mortgage-backed securities	16,119	(70)	-	-	16,119	(70)
Corporate and other debt	-	-	9,936	(4,056)	9,936	(4,056)
States and political subdivisions	-	-	1,182	(43)	1,182	(43)
	$20,123	$(74)	$13,088	$(4,206)	$33,211	$(4,280)

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses
U.S. Treasury securities	$29,000	$-	$-	$-	$29,000	$-
U.S. government agencies & corporations	2,965	(28)	1,964	(36)	4,929	(64)
Bank eligible preferred and equities	74	(1)	1,825	(402)	1,899	(403)
Mortgage-backed securities	11,213	(206)	-	-	11,213	(206)
Corporate and other debt	1	(62)	11,404	(5,125)	11,405	(5,187)
States and political subdivisions	2,057	(92)	226	(29)	2,283	(121)
	$45,310	$(389)	$15,419	$(5,592)	$60,729	$(5,981)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors.  Of the securities in a net unrealized loss position longer than 12 months as of June 30, 2011, $4.1 million of the total $4.2 million unrealized loss is in the corporate and other debt category where the Company has a number of corporate debt securities issued by companies within the financial sector, with investment grade credit ratings, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues.  Due to the multitude of economic issues, and the resulting general market unrest, most of the financial sector debt instruments have experienced historical lows in their market value.  While this is not considered a permanent condition, the Company cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered in our evaluation to determine if the impairment is other than temporary are the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially all of our investment in the securities within a reasonable period of time, the impairment is considered temporary. After such an analysis, the Company decided to record an Other Than Temporary Impairment (OTTI) related to a Collateralized Debt Obligation (CDO) security investment of $13 thousand during the first six months of 2011.

Securities Held to Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities being held to

Index

maturity at June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in 000’s)	June 30, 2011 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$1,546	$27	$-	$1,573

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$2,525	$16	$-	$2,541

During the second quarter of 2011, the Company sold a held to maturity municipal security with a carrying value of $501 thousand.  The Company sold the security because the security’s investment grade rating fell below the Company’s acceptable investment policy standards.  The security was sold for $498 thousand and a loss of $3 thousand was recorded relating to the sale.

As of June 30, 2011, the Company had eight pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $2.4 million and an unrealized loss of $8.3 million, of which $1.3 million was recognized in other comprehensive loss and $7.0 million was recognized in earnings in current and prior periods. The following table provides further information on these eight securities as of June 30, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Cumulative Other Comprehensive (Gain) Loss (1)	Amount of OTTI Related to Credit Loss (1)
PreTSL II	Mez	Ca	$2,310	$743	$1,567	$190	$1,377
PreTSL XII	B-3	Ca	2,011	567	1,444	665	779
PreTSL XVI	D	NR	1,553	-	1,553	-	1,553
PreTSL XXIII	D-1	NR	1,000	55	945	(55)	1,000
ALESC 6A	D-1	Ca	1,035	1	1,034	(1)	1,035
SLOSO 2007	A3F	C	1,000	-	1,000	-	1,000
Preferred CPO Ltd	B/C	Ba3	570	457	113	91	22
Reg Div Fund	Senior	Ca	1,195	596	599	352	247
Tota			$10,674	$2,419	$8,255	$1,242	$7,013
(1) Pre-tax.

As of June 30, 2011, the Company had three pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.4 million. The following table provides further information on these securities as of June 30, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Cumulative Other Comprehensive (Gain)/Loss (1)	Amount of OTTI Related to Credit Loss (1)
PreTSL XXIII	C-2	C	$498	$212	$286	$286	$-
i-PreTSL III	B-3	B2	1,500	758	742	742	-
i-PreTSL IV	B-2	Ba2	1.000	446	554	554	-
Tota			$2,998	$1,416	$1,582	$1,582	$-
(1) Pre-tax.

Index

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.9 million at June 30, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

(Dollars in 000’s)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance, beginning of period	$25,913	$25,900
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	13

Balance, end of period	$25,913	$25,913

Available for Sale Securities with an amortized cost of $4.9 million and $4.5 million and a market value of $5.0 million and $4.5 million and Held to Maturity Securities with an amortized cost of $1.4 million and $1.8 million and a market value of $1.4 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

Note 3.  Loans and allowance for loan losses

Major classifications of our loans as of June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in 000’s)	June 30, 2011 (Unaudited)	December 31, 2010
Commercial	$53,633	$55,489
Real Estate:
Mortgage	120,565	126,445
Home equity	22,645	21,679
Construction	38,699	51,004
Total real estate	181,909	199,128

Bank cards	902	998
Installment	5,012	5,836
	241,456	261,451
Less unearned income	(160)	(2)
Loans, net of unearned income	241,296	261,449
Allowance for loan losses	(9,887)	(10,524)
Loans, net	$231,409	$250,925

Credit Quality.  The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.  The Company’s internal credit risk grading

Index

system is based on experiences with similarly graded loans. For consumer and residential loans, the Company believes that performance and delinquency status is a better indicator of credit quality; therefore, the Company does not generally risk grade real estate mortgage, real estate home equity or installment loans.  In general, commercial loans are risk graded; however, there may be certain instances whereby these loans are not risk graded, such as when loans are approved by branch lenders under their loan authority.  In general, construction loans are risk graded; however, in instances where construction loans are for residential purposes, these loans are considered to be consumer loans and are not risk graded.

The Company’s internally assigned grades are as follows:

Pass – No change in credit rating of borrower and loan-to-value ratio of asset;
Weak Pass – Weakening of borrower’s debt capacity, earnings and cash flows;
Special Mention – Deterioration in the credit rating of borrower;
Sub-Standard – Deteriorating financial position of borrower, probability of loss is high or expected;
Doubtful – Bankruptcy exists or is highly probable and prospects for recovery is limited; and
Loss – Borrowers deemed incapable of repayment of debt.

The following table represents credit exposures by internally assigned grades as of June 30, 2011:

	June 30, 2011(unaudited)
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$15,769	$24,166	$1,388	$302	$-	$74	$41,699
Weak Pass	17,751	37,669	1,076	6,418	-	11	62,925
Special Mention	4,721	7,037	-	5,868	-	235	17,861
Sub-Standard	14,262	8,698	125	25,965	-	282	49,332
Doubtful	-	326	-	-	-	-	326
Total	$52,503	$77,896	$2,589	$38,553	$-	$602	$172,143

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	June 30, 2011 (unaudited)
	Performing	Non-Performing	Total
Commercial	$1,130	$-	$1,130
Real Estate – Mortgage	40,685	1,984	42,669
Real Estate – Home Equity	19,674	382	20,056
Real Estate - Construction	146	-	146
Bank Cards	863	39	902
Installment	4,324	86	4,410
Total	$66,822	$2,491	$69,313

The following table represents credit exposures by internally assigned grades as of December 31, 2010:

Index
	December 31, 2010
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$17,755	$27,361	$1,380	$687	$-	$22	$47,205
Weak Pass	17,775	40,403	1,073	7,761	-	17	67,029
Special Mention	4,532	3,238	-	7,536	-	241	15,547
Sub-Standard	14,974	10,440	-	34,419	-	320	60,153
Doubtful	180	326	-	-	-	-	506
Total	$55,216	$81,768	$2,453	$50,403	$-	$600	$190,440

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	December 31, 2010
	Performing	Non-Performing	Total
Commercial	$209	$64	$273
Real Estate – Mortgage	42,224	2,453	44,677
Real Estate – Home Equity	18,627	599	19,226
Real Estate - Construction	601	-	601
Bank Cards	967	31	998
Installment	5,080	156	5,236
Total	$67,708	$3,303	$71,011

The following summarizes activity in our allowance for loan losses:

(Dollars in 000’s)	June 30, 2011	December 31, 2010	June 30, 2010
Beginning balance	$10,524	$10,814	$10,814
Recoveries credited to allowance	31	318	162
Loans charged off	(1,868)	(8,392)	(3,888)
Provision for loan losses	1,200	7,784	3,220
Ending balance	$9,887	$10,524	$10,308

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 and the Company’s recorded investment in loans as of June 30, 2011 related to each balance in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	June 30, 2011 (unaudited)
(Dollars in 000’s)	Commercial	Real Estate - Mortgage	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Beginning balance	$2,416	$2,139	$224	$5,621	$13	$111	$10,524
Recoveries credited to allowance	3	9	1	-	1	17	31
Loans charged-off	(126)	(439)	(29)	(1,221)	(8)	(45)	(1,868)
Provision for loan losses	(486)	91	26	1,486	9	74	1,200
Ending balance - allowance for loan loss	$1,807	$1,800	$222	$5,886	$15	$157	$9,887

Index
Period-end amount allocated to:
Loans individually evaluated for impairment	$854	$514	$-	$3,229	$-	$-	$4,597
Loans collectively evaluated for impairment	953	1,286	222	2,657	15	157	5,290
Ending balance – allowance for loan loss	$1,807	$1,800	$222	$5,886	$15	$157	$9,887

Ending balance – loans	$53,633	$120,565	$22,645	$38,699	$902	$5,012	$241,456

Loans individually evaluated for impairment	7,916	8,804	-	31,230	-	-	47,950
Loans collectively evaluated for impairment	45,717	111,761	22,645	7,469	902	5,012	193,506
Ending balance – loans	$53,633	$120,565	$22,645	$38,699	$902	$5,012	$241,456

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

Index

of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Interest payments on accruing impaired loans are recognized as interest income.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Quarter-end impaired loans are set forth in the following table:
	June 30, 2011 (unaudited)
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,107	$3,107	$-	$3,135	$107
Real estate:
Mortgage	5,703	5,827	-	6,382	190
Construction	11,251	13,079	-	11,857	282

With an allowance recorded:
Commercial	$4,809	$4,809	$854	$4,936	$110
Real estate:
Mortgage	3,566	3,566	514	3,472	51
Construction	20,045	20,974	3,229	21,770	297

Total:
Commercial	$7,916	$7,916	$854	$8,071	$217
Real Estate:
Mortgage	$9,269	$9,393	$514	$9,854	$241
Construction	$31,296	$34,053	$3,229	$33,627	$579
Total:	$48,481	$51,362	$4,597	$51,552	$1,037

Year-end impaired loans are set forth in the following table:

	December 31, 2010
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,508	$3,508	$-	$2,132	$194
Real estate:
Mortgage	7,592	7,592	-	4,236	495
Construction	15,553	18,329	-	8,028	674

With an allowance recorded:
Commercial	$5,181	$5,181	$1,216	$2,958	$100
Real estate:
Mortgage	4,302	4,721	738	4,311	157
Construction	22,683	24,803	2,623	13,992	905

Total:
Commercial	$8,689	$8,689	$1,216	$5,090	$294
Real Estate:
Mortgage	$11,894	$12,313	$738	$8,547	$652
Construction	$38,236	$43,132	$2,623	$22,020	$1,579
Total:	$58,819	$64,134	$4,577	$35,657	$2,525

Index

Generally, no additional funds are committed to be advanced in connection with our impaired loans.  Impaired loans include loans that are on non-accrual but may also include loans that are performing and paying per the terms of the loan agreement.  The Company has identified these loans as impaired because either (1) they are related to construction and development loans where the underlying project is delayed, or (2) the fair value of the collateral supporting the loan may be less than the loan amount even though the loan is current. At the time that the loan becomes ninety days past due, the Company will generally put the loan on non-accrual, unless the loan is well-secured and in the process of collection.

As of June 30, 2011 loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $7.7 million.  At June 30, 2011, $6.1 million of the loans classified as troubled debt restructurings are in compliance with the modified terms.  There were $8.5 million in troubled debt restructurings at December 31, 2010.  The following table provides further information regarding our troubled debt restructurings as of June 30, 2011:

(Dollars in 000’s)	June 30, 2011 (unaudited)
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	4	$3,592	$3,585
Real Estate – Mortgage	6	2,944	2,888
Real Estate – Home Equity	-	-	-
Real Estate - Construction	10	1,449	1,272
Total	20	$7,985	$7,745

The table below shows troubled debt restructurings that subsequently defaulted as of June 30, 2011:

(Dollars in 000’s)	June 30, 2011 (unaudited)
	Number of Contracts	Recorded investment
Commercial	-	$-
Real Estate – Mortgage	1	272
Real Estate – Home Equity	-	-
Real Estate - Construction	1	448
Total	2	$720

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

The following is a table which includes an aging analysis of the recorded investment of past due loans as of June 30, 2011:

Index
(Unaudited) (Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$918	$693	$3,826	$5,437	$48,196	$53,633	$301	$4,570
Real estate:
Mortgage	3,394	1,073	4,006	8,473	112,092	120,565	687	6,555
Home equity	959	111	40	1,110	21,535	22,645	40	180
Construction	1,028	1,062	11,838	13,928	24,771	38,699	100	15,657
Bank cards	2	28	9	39	863	902	9	-
Installment	32	50	5	87	4,925	5,012	1	12
Total	$6,333	$3,017	$19,724	$29,074	$212,382	$241,456	$1,138	$26,974

The following is a table which includes an aging analysis of the recorded investment of past due loans as of December 31, 2010:

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$917	$2,451	$930	$4,298	$51,191	$55,489	$198	$1,714
Real estate:
Mortgage	4,332	2,119	5,374	11,825	114,620	126,445	464	9,024
Home equity	436	40	178	654	21,025	21,679	-	261
Construction	1,667	2,228	16,247	20,142	30,862	51,004	825	19,946
Bank cards	2	19	10	31	967	998	-	-
Installment	99	34	23	156	5,680	5,836	5	18
Total	$7,453	$6,891	$22,762	$37,106	$224,345	$261,451	$1,492	$30,963

Note 4.  FHLB and Other Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia (“FHLB”), are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $17.1 million. The borrowings at June 30, 2011 and December 31, 2010, consist of the following and had a weighted-average interest rate of 3.60% at June 30, 2011 and 4.05% at December 31, 2010:

(Dollars in 000’s)	June 30, 2011 (Unaudited)	December 31, 2010
Fixed rate borrowings with interest rates ranging from 2.95% to 4.57% (1)	$40,000	$40,000
(1)	Interest on fixed rate FHLB borrowings are due quarterly with principal due and payable periodically from June 29, 2011 to July 24, 2017.

The contractual maturities of our FHLB advances as of June 30, 2011 are as follows:

Index

(Dollars in 000’s)	June 30, 2011 (Unaudited)
Due in 2011	$-
Due in 2012	-
Due in 2013	-
Due in 2014	25,000
Due in 2015	-
Thereafter	15,000
$40,000

Other borrowings: Securities sold under agreements to repurchase amounted to $1.0 million and $2.0 million at June 30, 2011 and December 31, 2010, respectively. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $1.0 million and $2.2 million at June 30, 2011 and December 31, 2010, respectively. The rates of interest were 0.75% for both periods presented. Repurchase agreements for customers total $0.9 million at June 30, 2011 and $1.0 million at December 31, 2010. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million at June 30, 2011 and $2.0 million at December 31, 2010. Interest rates of 0.125% and 0.35% were paid on these borrowings for the quarter ended June 30, 2011 and for the year ended December 31, 2010, respectively.

Borrowing facilities: The Company has entered into various borrowing arrangements with other financial institutions for federal funds and other borrowings. The total amount of borrowing facilities available as of June 30, 2011 total $117.1 million, of which $75.2 million remains available to borrow. The total amount of borrowing facilities at December 31, 2010, was approximately $121.1 million with $79.1 million available to borrow.

Note 5.  Stock-Based Compensation

Stock Options:  The Company has a Stock Plan that provides for the grant of Incentive Stock Options up to a maximum of 341,196 shares of common stock of which 154,420 shares have not been issued.  This Plan was adopted to foster and promote our long-term growth and financial success by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to participate in our future success and to align their interests with ours.  The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.  The Company has not issued new options, and no expense has been recognized, since 2007.

The following table presents a summary of our options under the Plan at June 30, 2011:

(unaudited)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2010	19,331	$18.46	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	(8,218)	$18.09	-
Options outstanding, June 30, 2011	11,113	$18.73	$-
Options exercisable, June 30, 2011	11,113	$18.73	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  This amount changes based on changes in the market value of our common stock.

Index
Information pertaining to our options outstanding at June 30, 2011 is as follows:

(unaudited)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$11.53 $15.21-$24.81	2,736 8,377	1.05 years 2.55 years	$11.53 $21.09	2,736 8,377	$11.53 $21.09

Restricted Stock:  During the first six months of 2011, the Company granted 48,439 restricted stock under the Company’s Stock Incentive Plan to the Company’s Officers.  The restricted stock will vest over a three year period from the date of grant.  All grantees of these restricted stock are entitled to receive all dividends and distributions (also known as “dividend equivalent rights”) paid with respect to the common shares of the Company underlying such restricted stock at the time such dividends or distributions are paid to holders of common shares.

The Company recognizes compensation expense for outstanding restricted stock over their vesting periods for an amount equal to the fair value of the restricted stock at grant date.  Fair value is determined by the price of the common shares underlying the restricted stock on the grant date.  As of June 30, 2011, there was $73 thousand of total unrecognized compensation cost related to non-vested restricted stock granted under the Stock Plan.  That cost is expected to be recognized over a weighted-average period of 3 years.  The Company recorded $11 thousand of compensation expense related to restricted stock during the six months ended June 30, 2011.

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2011, and changes during the quarter ended June 30, 2011, is presented below:

(unaudited)	Number Of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	-	$-
Granted	48,439	1.73
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2011	48,439	$1.73

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

Index

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

The following table presents the balances of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

(Dollars in 000’s)(Unaudited)		Fair Value Measurements at June 30, 2011 Using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$4,209	$-	$4,209	$-
U.S. government agencies and corporations	5,138	-	5,138	-
Bank eligible preferred and equities	2,449	-	2,449	-
Mortgage-backed securities	82,396	-	82,396	-
Corporate and other debt	11,287	-	7,452	3,835
States and political subdivisions	4,258	-	4,258	-

Index

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$30,139	$-	$30,139	$-
U.S. government agencies and corporations	30,710	-	30,710	-
Bank eligible preferred and equities	2,174	-	2,174	-
Mortgage-backed securities	29,225	-	29,225	-
Corporate and other debt	12,156	-	8,724	3,432
States and political subdivisions	4,394	-	4,394	-

The table below presents reconciliation and statements of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

(Dollars in 000’s) (Unaudited)	Available for Sale Securities
Balance, December 31, 2010	$3,432
Total realized and unrealized gains (losses):
Included in earnings	(13)
Included in other comprehensive income	416
Purchases, sales, issuances and settlements, net	-
Transfers in and (out) of Level 3	-
Balance, June 30, 2011	$3,835

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

The following describes the valuation techniques used by us to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Other real estate owned:  Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, (Level 2) valuations are periodically performed by us and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBS certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2011. Gains and losses on the sale of loans are recorded within other operating income on the Consolidated Statements of Operations.

Index

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

The following table summarizes our assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in 000’s) (Unaudited)		Fair Value Measurements at June 30, 2011 Using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$23,823	$-	$23,823	$-
Other real estate owned	$5,162	$-	$5,162	$-

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$27,589	$-	$27,589	$-
Other real estate owned	$2,394	$-	$2,394	$-

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

Index

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

The following is a summary of the carrying amounts and estimated fair values of our financial assets and liabilities at June 30, 2011 and December 31, 2010:

	June 30, 2011 (Unaudited)		December 31, 2010
	Dollars in 000’s		Dollars in 000’s
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$18,613	$18,613	$7,582	$7,582
Federal funds sold	8,696	8,696	6,279	6,279
Securities available for sale	109,737	109,737	108,798	108,798
Securities held to maturity	1,546	1,573	2,525	2,541

Mortgage and SBA loans held for sale	327	327	1,854	1,854
Loans, net	231,409	229,036	250,925	249,613
Accrued interest receivable	1,170	1,170	1,528	1,528

Financial liabilities:
Demand and variable rate deposits	167,535	167,535	156,741	156,741
Certificates of deposit	170,670	171,397	189,321	190,765
Securities sold under repurchase
Agreements	1,853	1,853	2,973	2,973
FHLB borrowings	40,000	43,618	40,000	44,233
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	610	610	554	554

Index
At June 30, 2011 and December 31, 2010, the Company had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 7.  Income Taxes

The Company earned net income of $94 thousand and incurred a net loss of $1.1 million for the three months ended June 30, 2011 and June 30, 2010, respectively. The Company had no income tax expense for the second quarter 2011 as compared to a tax benefit of $1.0 million in the second quarter of 2010.  The Company earned net income of $351 thousand and incurred a net loss of $1.0 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The Company had no income tax expense for the first six months of 2011 as compared to a tax benefit of $1.1 million for the first six months of 2010.  Additionally, due to recent significant losses, the Company was unable to ascertain it would generate sufficient net income in the near term to realize its deferred tax assets, and therefore, established a deferred tax valuation allowance during the third quarter 2010.

Note 8.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in 000’s)	2011	2010	2011	2010
Advertising and public relations	$12	$55	$25	$97
Taxes and licenses	30	57	63	119
Legal and professional fees	138	142	251	220
Consulting fees	132	257	249	340
Outsourced data processing fees	180	138	284	275
Other	657	659	1,263	1,133
Total other operating expenses	$1,149	$1,308	$2,135	$2,184

Index

Note 9.  Deferral of Dividends on Preferred Stock and Deferral of Interest on Capital Trust Preferred Securities

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the “Series A Preferred Stock”) should be deferred.  In the event the Company defers dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods, the holders of the Series A Preferred Stock will be entitled to elect two additional members to the Company’s Board of Directors at the next shareholder meeting.  The Company has deferred six quarterly dividend payments, and the Treasury Department has been in contact with the Company. At this time, the Treasury has indicated they are not sending an observer to the Company’s Board meetings; however, they have not indicated as to their intention of electing additional Board members to the Company’s Board of Directors.  The total arrearage on such preferred stock as of June 30, 2011 is $854 thousand.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5,155,000 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, effective March 31, 2010.  As of June 30, 2011 the total arrearage on such interest payments is $254 thousand.

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

Index

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

Index

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

Our plan of operation for future periods is to continue to operate as a community bank and to focus our lending and deposit activities in our primary service area. As our primary service area continues to shift from rural to suburban in nature, we will compete aggressively for customers through our traditional personal service and hours of operation. We may originate construction loans as the area becomes more developed. Consistent with our focus on providing community based financial services, we do not plan to diversify our loan portfolio geographically by making significant loans outside of our primary service area. While we and our borrowers are directly affected by the economic conditions and the prevailing real estate market in the area, we are better able to monitor the financial condition of our borrowers by concentrating our lending activities in our primary service area. We will continue to evaluate the feasibility of entering into other markets as opportunities become available.

Index
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

Current Regulatory Environment

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

Factors Impacting Our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial and residential mortgage loans, commercial real estate debt, mortgage-backed securities and other financial

Index

assets in the marketplace.  Our net interest income includes the actual payments we receive and is also impacted by the level of loans that are not accruing interest due to their delinquency level.  Our net interest income also varies over time, primarily as a result of changes in interest rates, volume and levels of interest earning assets and interest paying deposits and liabilities.  Interest rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be impacted by credit losses in excess of the amounts that we have provided for at June 30, 2011.

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

Amount of Earning Assets. The amount of our earning assets, as measured by the aggregate unpaid principal balance of our loan and our investment portfolios, is a key revenue driver.  During 2010, we strategically decreased the balances of our investment portfolio and borrowings and certificates of deposits in order to improve our capital position.  During 2011, our earning assets have decreased and we have shifted portions of our investment portfolio into government backed securities.  These securities have no credit risk and carry lower returns.  Generally, as the size of our earning assets decrease, the amount of interest income we receive decreases.  The reduction in earning assets also helps to lower interest expense as we incur less interest expense to finance the earning assets.  However, the decline in our interest income has been greater than the decrease in our interest expense which, in total, reduces our net interest income.

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

Summary Results

For the quarter ended June 30, 2011, we reported net income of $94 thousand. This compares to a net loss of $1.1 million for the quarter ended June 30, 2010.  The increase in net income is $1.2 million when compared to earnings in the second quarter of 2010.  The increase is primarily due to lower provisions for loan losses and lower non-interest expenses in the second quarter of 2011.   After $161 thousand in unpaid dividends and accretion of discount on preferred stock, we reported a net loss available to

Index

common shareholders of $67 thousand for the quarter ended June 30, 2011 compared to a net loss available to common shareholders of $1.3 million for the same quarter of the previous year.  Basic and diluted loss per share increased $0.45 to $(0.03) for the quarter ended June 30, 2011 from $(0.48) for the comparable period 2010.  The return (loss) on average assets for the second quarter 2011 was 0.09% versus (0.97)% for the second quarter of 2010. The return (loss) on shareholders’ equity was 2.90% for the second quarter 2011 compared to (15.53)% in the second quarter of 2010.

For the year to date 2011, we reported net income of $351 thousand.  This compares to a loss of $1.0 million for the same period in 2010.  The increase in net income is $1.4 million or 134% when compared to year to date earnings in 2010.  The increase is primarily due to lower levels of interest expense on deposits, lower provision for loan losses and lower non-interest expenses recorded in 2011 compared to 2010.  After accounting for $321 thousand in unpaid dividends and accretion of discount on preferred stock, net income available to common shareholders was $30 thousand for the year to date 2011.  Basic and diluted income (loss) per share increased $0.52 to $0.01 for the year to date 2011 from $(0.51) for the comparable period 2010.  The return (loss) on average assets for the year to date 2011 was 0.17% versus (0.44)% for the same period 2010. The return (loss) on shareholders’ equity was 5.83% for the year to date 2011 compared to (7.31)% in the same period 2010.

Revenue, the sum of net interest income and noninterest income, of $4.0 million in the second quarter 2011 was $0.4 million lower than the $4.4 million earned in the second quarter 2010.  The largest contributor to this decrease was lower net interest income of $0.5 million offset by an increase in realized gains on available for sale securities of $0.1 million.  Our net interest margin decreased to 2.90% in the second quarter 2011 as compared to 3.00% in the second quarter 2010.

Revenue of $7.9 million for the year to date 2011 was $0.5 million lower compared with the same period in 2010.  The largest contributor to this decrease was lower net interest income and lower deposit fees and charges, offset by growth in our other service charges, commission and fees and an increase in our realized gains on available for sale securities.  Our net interest margin improved to 2.97% for the year to date 2011 compared to 2.92% for the same period in 2010.

Our allowance for loan losses was $9.9 million at June 30, 2011, compared with $10.5 million at December 31, 2010.  At June 30, 2011, total assets declined $6.5 million or 2% to $402.6 million from $409.1 million at December 31, 2010.  We continue to reduce our liabilities as total liabilities at June 30, 2011 declined $9.0 million or 2% to $388.5 million from $397.5 million at December 31, 2010.  Total stockholders’ equity increased $2.5 million to $14.1 million at June 30, 2011 from $11.6 million at December 31, 2010.

Our financial results for the second quarter 2011 compared to the second quarter 2010 included the following:

Our net interest income in the second quarter 2011 was $2.7 million.  Our net interest margin in the second quarter 2011 decreased to 2.90% compared to 3.00% for the second quarter 2010. Total interest income for the quarter was $4.3 million while total interest expense was $1.6 million. Interest income was lower by 20% from a year earlier primarily due to a decline in our average earning assets and a decline in our yield earned on our investment portfolio for the second quarter 2011 as compared to the second quarter 2010.  Our yield on our investment portfolio declined due to the increase of our percentage of government backed securities in the second quarter 2011, which have no credit risk and carry lower returns.  Our interest expense declined by 27% from the prior year’s second quarter due primarily to lower interest rates on deposits and a $41.3 million reduction in the average balance of certificate of deposits partially offset by an increase in the average balance of interest bearing deposits, from the second quarter 2010.

Index

Non-interest income of $1.3 million increased 5%, or $70 thousand from the prior year’s second quarter total of $1.3 million. This increase was due primarily to an increase in our realized gains on the sale of securities available for sale, offset by lower deposit fees and charges.

Total non-interest expense for the second quarter 2011 was $3.2 million, a decrease of 12% or $0.5 million as compared to $3.7 million last year. The decrease was due primarily to lower OREO valuation expenses of $146 thousand and lower salaries and benefits of $149 thousand.

We are continuing our efforts to reduce all controllable expenses while increasing categories of non-interest income with a goal of improving our efficiency ratio in future quarters.

For the second quarter 2011, $0.7 million was added to the allowance for loan losses, compared to the same period in 2010, when $2.9 million was added to the allowance. Our charge-offs for the second quarter 2011 were $1.1 million compared to $3.2 million for the comparable period in 2010.  We believe that a reserve of 4.10% of total loans at June 30, 2011 is sufficient to absorb any losses inherent in the portfolio. However, we will adjust our reserves in response to changes in the market and our reserve percentage may change. The allowance for loan losses now represents 23.3% of quarter-end non-performing assets, compared to 31.7% in the second quarter of the prior year.  This decline is due to partial charge-offs recorded in prior years on non-performing loans and a higher level of non-performing assets since the second quarter of 2010.

Our financial results for the six months ending June 30, 2011 compared to the six months ending June 30, 2010 included the following:

Our year-to-date 2011 net interest income was $5.5 million compared to $6.3 million for year-to-date 2010. The lower interest rate environment helped our net interest margin for the first half of 2011, resulting in a net interest margin of 2.97% an increase of 5 basis points from 2.92% for the comparable period of 2010. Total interest income for year-to-date 2011 was $8.9 million while total interest expense was $3.4 million. Interest income was lower by 19% from a year earlier due to a reduction in interest income on our investment securities of $1.1 million compared to the same period of 2010 due to the increase of our percentage of government backed securities, and $1.1 million in lower interest income on our loan portfolio due primarily from having $27.0 million in non-accrual loans.  Our interest expense declined by 29% from the prior year’s first six months due primarily to $1.3 million in lower interest expense on deposits in addition to $54 thousand in lower interest expense from borrowings.

Non-interest income of $2.3 million increased 8%, or $0.1 million from the prior year’s year-to-date total of $2.2 million. This increase was due primarily to an increase in our realized gains on the sale of securities available for sale of $277 thousand, offset by a decline of $192 thousand in deposit fees and charges due to regulatory changes relating to overdraft rules for debit and ATM cards effective during the third quarter of 2010.

Total non-interest expense for year-to-date 2011 was $6.3 million, a decrease of 13% or $1.0 million as compared to $7.3 million last year. The decrease was due primarily to lower OREO valuation expenses of $556 thousand and lower salaries and benefits of $338 thousand.

For year-to-date 2011, we added $1.2 million to the allowance for loan losses, compared to $3.2 million for the same period in 2010. This decrease of $2.0 million is due to a lower balance of non-performing loans at June 30, 2011 compared to December 31, 2010.  Our charge-offs were $1.9 million for the first half of 2011 compared to $3.5 million for the comparable period in 2010.  During the first half of 2011 we did not increase our valuation reserve for other real estate as compared to $556 thousand during the comparable period in 2010.

Index

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

Allowance for loan losses
The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date.  Management uses a disciplined process and methodology to establish the allowance for loan losses each quarter.  To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to the following portfolio segments: (1) the commercial loan portfolio, (2) the construction loan portfolio, (3) the real estate portfolio (mortgage and home equity), and (4) the consumer loan portfolio (installment and bank cards).  For purposes of determining the allowance for loan losses, we have segmented certain loans in the portfolio by product type.  Each class of loan exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

Index

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

Commercial loans.  Commercial loans are pooled by portfolio class and an historical loss percentage as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  The estimated years for impairment is based on historical loss experience over the loss emergence period.  At June 30, 2011, the estimated years for impairment for each class were as follows:

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

Construction loans.  Construction loans are pooled by portfolio class and an historical loss percentage, as well as an estimated years for impairment, is applied to each class.   Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. The estimated years for impairment are based on historical loss experience modeling over the loss emergence period.  At June 30, 2011, the estimated years for impairment for each class were as follows:

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

Real estate loans.  Real estate loans (mortgage and home equity) are pooled by portfolio class and an historical loss percentage, as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  The estimated years for impairment are based on historical loss experience over the loss emergence period.  At June 30, 2011, the estimated years for impairment for each class were as follows:

Index

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

Consumer loans.  Consumer loans (installment and bank cards) are pooled by portfolio class and an historical loss percentage is applied to each class.  Historical loss percentage time frames vary between classes.  These time frames are based on historical loss experience modeling and other quantitative and mathematical migration techniques over the loss emergence period.  At June 30, 2011, the historical loss time frame for each class was as follows:

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

Index

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

Impairment of Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) we intend to sell the security or (2) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis.  If, however, we do not intend to sell the security and it is not more -likely-than-not that it will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.  For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in net income.  Management regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, its intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Our net interest income was $2.7 million and $3.2 million, respectively, for the second quarter of 2011 and 2010; representing a decrease of $0.5 million.  Our net interest income was $5.5 million and $6.3 million, respectively, for the first six months of 2011 and 2010; representing a decrease of $0.8 million.  This decrease was due primarily to a decline in interest income earned on both our loan and investment portfolios as a result of a decline in average earning assets and a decline in our yield earned on our investment portfolio, partially offset by declines in our interest expense paid on interest paying deposits.

Our net interest margin is a measure of our net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. Our net interest margin for the second quarter of 2011 was 2.90% compared to 3.00% for the comparable period in 2010.  This decrease in net interest margin was due primarily to a decline in average earning assets, offset by a decline in interest expense paid on our deposits.  The net interest margin for the first half of 2011 was 2.97% compared to 2.92% for the comparable period in 2010.  Our increase in net interest margin for the first half of 2011 was due primarily to a reduction in our interest rates paid on deposits and a reduction in our average balance of certificate of deposits.

Index

Our total interest income was $4.3 million and $8.9 million for the second quarter and first half of 2011, respectively, down from $5.4 million and $11.1 million, respectively from a year ago due to the following:

Loan portfolio
●
Interest and fees on loans was $3.5 million and $7.2 million for the second quarter of 2011 and first half of 2011, respectively, down from $4.1 million and $8.2 million a year ago. The decrease was due to a decline in loans of $39.8 million, or 14%, from June 30, 2010 to June 30, 2011.

●	During the second quarter of 2011, our average loans totaled $246.1 million, a decrease of $40.2 million or 14% from $286.3 million in the second quarter of 2010.
●	During the first half of 2011, our average loans totaled $252.0 million, a decrease of $37.2 million or 13% from $289.2 million in the first half of 2010.
●	Our annualized yield on loans remained relatively stable at 5.64% for the second quarter 2011 from 5.68% in the comparable quarter of 2010.
●	Our annualized yield on loans remained stable at 5.70% for the first half of 2011 from 5.70% in the comparable period of 2010.

Securities portfolio
●	Interest on securities was $0.8 million and $1.7 million for the second quarter of 2011 and first half of 2011, respectively, down from $1.3 million and $2.8 million a year ago.
●	Our average investment securities totaled $97.9 million in the second quarter of 2011, a decrease of $26.5 million or 21% from $124.4 million in the second quarter of 2010.
●	Our average investment securities totaled $94.0 million in the first half of 2011, a decrease of $33.2 million or 26% from $127.2 million in the first half of 2010.
●
Our investment securities in the second quarter of 2011 yielded 3.45%, compared to 4.32% in the second quarter of 2010 as security yields have been affected by the declining rate environment as reinvestment of $28.4 million in the sales, calls or maturities of securities during the second quarter 2011 have been at lower yields.  We have increased our percentage of government backed securities in the second quarter 2011, which have no credit risk and carry lower returns.

●	Our annualized yield on securities decreased to 3.65% for the first half of 2011 from 4.39% in the comparable period of 2010.

Our average interest earning assets totaled $370.1 million in the second quarter of 2011, a decrease of $50.9 million or 12% from $421.0 million in the second quarter of 2010. Our yield on total interest earning assets dropped to 4.67% in the second quarter 2011 from 5.14% in the same quarter 2010 resulting in a decrease of $1.1 million in total interest income for the second quarter 2011.

Our total interest expense was $1.6 million and $3.4 million for the second quarter of 2011 and first half of 2011, respectively, down from $2.3 million and $4.8 million a year ago due to the following:

Deposits
●
Our interest expense on deposits was $1.2 million and $2.5 million for the second quarter of 2011 and the first half of 2011, respectively down from $1.8 million and $3.9 million from a year ago due to a combination of lower balances on our higher paying certificate of deposit accounts and a decrease in interest rates paid on interest bearing deposits.

●
Our total average interest bearing deposits were $304.0 million for the second quarter 2011, a decrease of $32.4 million or 10% from $336.4 million for the second quarter 2010.  The decline was primarily in our certificate of deposits.

●
Our total average interest paying deposits were $304.2 million for the first half 2011, a decrease of $36.9 million or 11% from $341.1 million for the first half 2010.  The decrease was primarily due to a decline in our certificate of deposits.

Index

Our rate paid on deposits for the second quarter 2011 was 1.60% down from 2.12% for the second quarter 2010 due to the downward repricing of many of our deposits and an overall decline in rates that we offer.

●	Our rate paid on deposits for the first half 2011 was 1.65% down from 2.26% for the first half 2010.

Borrowings
●	Interest on borrowings remained stable at $0.4 million and $0.9 million for the second quarter of 2011 and first half of 2011, respectively as compared to $0.5 million and $0.9 million a year ago.
●
Our average balance on borrowings for the second quarter 2011 was $46.8 million down from $53.6 million for the second quarter 2010, representing a $6.8 million or 13% decline in average borrowings.  The decrease in average borrowings was primarily related to the decline in our overnight advances of $10 million.

●	Our average balance on borrowings for the first half 2011 was $47.4 million down from $56.9 million for the second quarter 2010, representing a $9.5 million or 17% decline in average borrowings.
●
Our average interest rate on borrowings for the second quarter of 2011 was 3.65% up from 3.54% for the second quarter 2010 because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased and securities sold under repurchase agreements, which carry the lowest cost of funds rate.

●
Our average rate on borrowings for the first half 2011 was 3.73% up from 3.29% for the first half 2010 because we had lower balances outstanding on our overnight FHLB advances and federal funds purchased or securities sold under repurchase agreements, which carry the lowest cost of funds rate.

The yield on our interest-bearing liabilities decreased to 1.88% in the second quarter 2011 compared to 2.31% in the second quarter 2010.   Our average interest-bearing liabilities decreased $39.3 million or 10% to $350.8 million in the second quarter of 2011 compared to $390.1 million in the second quarter of 2010.

Index

The following table sets forth our average interest earning assets and our average interest bearing liabilities, the average yields earned on assets and rates paid on liabilities, and our net interest margin, for the periods indicated.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$26,130	$11	0.17%	$10,279	$6	0.23%
Securities: (1)
U. S. Treasury and other government agencies and corporations	68,892	558	3.24%	88,481	932	4.21%
States and political subdivisions	6,369	84	5.28%	10,070	131	5.20%
Other securities	22,604	203	3.59%	25,880	280	4.33%
Total securities	97,865	845	3.45%	124,431	1,343	4.32%
Loans	246,060	3,468	5.64%	286,281	4,063	5.68%
Total interest-earning assets	370,055	$4,324	4.67%	420,991	$5,412	5.14%
Allowance for loan losses	(9,912)			(9,982)
Cash and other non interest-earning assets	43,277			48,142
Total Assets	$403,419			$459,152

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$90,418	$165	0.73%	$83,643	$179	0.86%
Savings	39,952	70	0.70%	37,835	85	0.90%
Other time	173,661	983	2.26%	214,940	1,518	2.82%
Total deposits	304,031	1,218	1.60%	336,418	1,782	2.12%

Fed funds purchased and securities sold under REPO	1,649	2	0.49%	3,027	5	0.66%
FHLB Term advances	40,000	383	3.83%	40,000	413	4.13%
FHLB Overnight advances	-	-	-	5,451	5	0.37%
Capital trust preferred securities	5,155	42	3.26%	5,155	52	4.03%
Total borrowings	46,804	427	3.65%	53,633	475	3.54%
Total interest-bearing liabilities	350,835	1,645	1.88%	390,051	2,257	2.31%
Demand deposits	36,279			39,321
Other non interest bearing liabilities	3,371			1,237
Total Liabilities	390,485			430,609
Stockholders’ Equity	12,934			28,543
Total Liabilities and Stockholders’ Equity	$403,419			$459,152
Net interest spread		$2,679	2.79%		$3,155	2.83%
Net interest margin (2)			2.90%			3.00%

(1) Includes securities available for sale and securities held to maturity.
(2) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

Index

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$26,514	$23	0.17%	$12,844	$14	0.22%
Securities: (1)
U. S. Treasury and other government agencies and corporations	65,150	1,104	3.39%	88,532	1,898	4.29%
States and political subdivisions	6,689	174	5.20%	11,310	294	5.20%
Other securities	22,172	439	3.96%	27,399	602	4.39%
Total securities	94,011	1,717	3.65%	127,241	2,794	4.39%
Loans	251,530	7,174	5.70%	289,182	8,242	5.70%
Total interest-earning assets	372,055	$8,914	4.79%	429,267	$11,050	5.15%
Allowance for loan losses	(10,137)			(10,292)
Cash and other non interest-earning assets	41,680			45,911
Total Assets	$403,598			$464,886

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$87,279	$316	0.72%	$84,151	$417	0.99%
Savings	39,354	136	0.69%	36,494	184	1.01%
Other time	177,570	2,060	2.32%	220,432	3,254	2.95%
Total deposits	304,203	2,512	1.65%	341,077	3,855	2.26%

Fed funds purchased and securities sold under REPO	2,227	6	0.54%	4,070	13	0.64%
FHLB Term advances	40,000	795	3.98%	40,000	818	4.09%
FHLB Overnight advances	-	-	-	7,713	15	0.39%
Capital trust preferred securities	5,155	82	3.18%	5,155	91	3.53%
Total borrowings	47,382	883	3.73%	56,938	937	3.29%
Total interest-bearing liabilities	351,585	3,395	1.93%	398,015	4,792	2.41%
Demand deposits	36,349			37,621
Other non interest bearing liabilities	3,614			1,332
Total Liabilities	391,548			436,968
Stockholders’ Equity	12,050			27,918
Total Liabilities and Stockholders’ Equity	$403,598			$464,886
Net interest spread		$5,519	2.86%		$6,258	2.74%
Net interest margin (2)			2.97%			2.92%

(1) Includes securities available for sale and securities held to maturity.
(2) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

NON-INTEREST INCOME

Non-interest income of $1.3 million remained stable as compared to the prior year’s second quarter total of $1.3 million.  Second quarter 2011 non-interest income included:

●	Deposit fees and charges, down $90 thousand from a year ago.

Index
●	Realized gains on the sale of securities, up $107 thousand from last year.

Year to date 2011 non-interest income of $2.3 million increased 8%, or $173 thousand from the first six months of 2010.  The increase was due primarily to higher gains on realized gains on sale of available for sale securities.  Year to date 2011 non-interest income included:

●	Deposit fees and charges, down $192 thousand from a year ago, due to regulatory changes relating to overdraft rules for debit and ATM cards effective during the third quarter of 2010.
●	Investment and insurance commissions, of $202 thousand, up 343% year over year, due to higher transaction volumes.
●
Secondary mortgage market loan fees, down $51 thousand from a year ago reflecting lower origination and sale of our conforming residential mortgage loans.  Effective January 1, 2011, the Company ceased the origination of residential mortgage loans.

●	Increase of $277 thousand in realized gains on the sale of securities available for sale.

NON-INTEREST EXPENSE

Total non-interest expense for the second quarter 2011 was $3.2 million, a decrease of 12% or $0.5 million as compared to $3.7 million last year. Second quarter non-interest expense included:

●	Salaries and benefits totaled $1.4 million in the second quarter, a decrease of $0.1 million or 6% from $1.5 million last year to reflect our focus on efficiencies in our operations.
●
FDIC insurance expense increased $57 thousand dollars from last year due primarily to increases in premium charged by the FDIC on our deposits.  We expect that FDIC insurance expense may continue at a higher level for the foreseeable future.

●	Loss on devaluation of other real estate owned decreased $146 thousand compared to last year due to there not being any provision required during the second quarter 2011.
●
Legal, professional and consulting fees totaled $270 thousand in the second quarter, a decrease of $129 thousand from last year reflecting incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve during 2010.

●	OTTI charges on our investment securities portfolio were zero, a decrease of $11 thousand from last year. We do not expect significant OTTI charges during 2011.

Total non-interest expense for year to date 2011 was $6.3 million, a decrease of 13% or $1.0 million as compared to $7.3 million last year. Year to date 2011 non-interest expense included:

●	Salaries and benefits totaled $2.7 million, a decrease of $0.3 million or 11% from $3.0 million last year to reflect our focus on efficiencies in our operations.
●
FDIC insurance expense was up $120 thousand dollars from last year as a result of substantially higher premium rates coupled with the growth in deposits. We expect that FDIC insurance expense may continue at a higher level for the foreseeable future.

●	Loss on devaluation of other real estate owned decreased $556 thousand compared to last year due to there not being any provision required during the first half of 2011.
●
Legal, professional and consulting fees totaled $500 thousand in the first half of 2011, a decrease of $60 thousand from last year reflecting incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve during 2010.

●	OTTI charges on our investment securities portfolio were $13 thousand, a decrease of $74 thousand from last year. We do not expect significant OTTI charges during 2011.

We are continuing our efforts towards reducing all controllable expenses while increasing categories of non-interest income.

Index

INCOME TAXES

We reported no income tax expense in the second quarter of 2011, compared to a benefit of $1.0 million in the second quarter of 2010.  We reported no income tax expense in the first half of 2011, compared to a benefit of $1.1 million for the first half of 2010.  No tax expense was reported for 2011 as it is charged against our deferred tax asset valuation allowance.

Index

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

At June 30, 2011, total loans net of unearned income were $241.3 million and had decreased by $20.2 million or 8% from December 31, 2010, and had decreased $39.8 million or 14% from June 30, 2010. The loan to deposit ratio was 71.4% at June 30, 2011, compared to 75.5% at December 31, 2010 and 76.2% at June 30, 2010.  The size of our loan portfolio has been reduced primarily as a result of declining demand of qualified applicants in our marketplace for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.

The table below shows the percentage of our various loan categories as a percentage of our total loans for the respective periods:

	June 30, 2011	December 31, 2010	June 30, 2010
Real estate related loans	75%	75%	76%
Consumer loans	3%	3%	3%
Commercial and industrial loans	22%	22%	21%
Total	100%	100%	100%

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

Index

within our mortgage loan portfolios that are defined as “sub-prime”.

Our non-performing assets at the end of the second quarter 2011 increased to $42.1 million compared to $32.5 million at the end of the second quarter of the prior year and increased slightly from $40.9 million for the immediately preceding quarter. This resulted primarily from an increase in loans that are 90 days past due and still accruing and an increase in other real estate owned since June 30, 2010 and since the immediately preceding quarter.  Non-performing assets in the second quarter 2011 increased from March 31, 2011 by 3% and increased from June 30, 2010 by 29%. A majority of non-performing and past due loans are secured. Therefore losses, if any, will be lessened by the fair value of the liquidation of the collateral securing the loans.

The following table summarizes our non-performing assets:

	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010

Loans accounted for on a non-accrual basis	$26,974	$28,011	$30,963	$24,839	$26,164
Loans contractually past due 90 days or more as to interest or principal payments and still accruing (not included in non-accrual loans above)	1,138	3	1,492	2,167	355
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	6,100	6,228	6,510	-	-
Total non-performing loans	$34,212	$34,242	$38,965	$27,006	$26,519
Other real estate owned	5,162	4,366	2,394	3,000	3,850
Other non-performing assets	2,707	2,330	2,330	2,165	2,165
Total non-performing assets	$42,081	$40,938	$43,689	$32,171	$32,534

We foreclose on delinquent real estate loans when all other repayment possibilities have been exhausted.  Our practice is to value real estate acquired through foreclosure at fair value, which is the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.  The current extended decline in the national economy and unemployment rates from 2007 to the end of the second quarter 2011 has also negatively affected the local real estate market.  The majority of the non-performing loans are real estate related.  As such, over the next several quarters, we anticipate that our total non-performing assets will likely stay at historically elevated levels and then begin to decline. We further believe that the majority of nonperforming loans are adequately secured by collateral.

We have analyzed the potential risk of loss in our loan portfolio, given the loan balances and the value of the underlying collateral, and have recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of our periodic internal and external loan review process. We do not believe that the current level of non-performing loans at June 30, 2011 is reflective of any significant systemic problem within our loan portfolio but rather is a reflection of the current economic environment. We review the adequacy of our allowance for loan loss at the end of each month. We use a loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss.  We also evaluate adversely classified loans relative to their collateral value and make appropriate reductions to the carrying value of those loans to approximate fair value based on that review.  Should any of the individual classified loans deteriorate further in the future, additional write downs may be required. Our ratio of the allowance for loan losses to total loans was 4.10% at June 30, 2011; 4.03% at December 31, 2010; and 3.67% at June 30, 2010.  At June 30, 2011, the ratio of the allowance for loan losses to total non-performing assets was 23.3% compared to 27.0% at December 31, 2010 and 31.7% at June 30, 2010.  This ratio declined at June 30, 2011 compared to December 31, 2010 primarily due to a decrease in our non-performing assets due to a decline in our non

Index

accrual loans.  We have also recorded $1.9 million in charge-offs on our non-performing assets, which also decreases the ratio.  We believe that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is adequate as of June 30, 2011 to provide for probable losses. However, considering the current state of the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, we expect that additions to our reserve for possible loan losses may be necessary in the future.

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

Given the activity in our net charged off loan levels, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the increase in the total nonperforming assets, we concluded that it would be appropriate to continue to make additions to the allowance for loan losses. We made a provision for loan losses of $0.7 million in the second quarter of 2011, following a provision of $0.5 million in the first quarter of 2011 and a provision of $2.7 million in the fourth quarter of 2010.  We will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. We anticipate that we will continue to make provisions as losses are incurred in subsequent periods. The decision to continue, increase or decrease additions to the reserve will be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, increases in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing and adversely classified loans. Despite our best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized.  Any such adjustments are made in the reporting period when the relevant factors become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

SECURITIES

Our investment securities portfolio serves primarily as a source of liquidity and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the FHLB or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment income, available for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the second quarter 2011, total securities were $111.3 million, remaining stable as compared to December 31, 2010 balances of $111.3 million, and have increased by $7.5 million or 7% since the June 30, 2010 balance of $103.8 million.  The increase since June 2010 was due primarily to purchases of various securities.

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

Index

investment policy requires that all rated securities that are purchased must be investment grade or better. Our recent purchases of securities have been securities of investment grade credit quality with short to intermediate and occasionally, longer term maturities.

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in our judgment, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We conducted impairment reviews as of June 2011 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would not be required to sell the securities before the recovery of the entire amortized cost basis of the security.  We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

•	$175 thousand Ally Bank (formerly GMAC) Perpetual Preferred Stock,
•	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
•	$2 million Bank Boston Capital 1.007% maturing 1/15/2027,
•	$2 million Bank of America Capital .8213% maturing 1/15/2027, and
•	$2 million in Sallie Mae preferred stock.

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

Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of June 30, 2011. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

During the second quarter of 2011, we recorded no other-than-temporary impairment charges.  We determined this based on our estimate of credit losses on the related securities.  As noted above, this estimate was based on an independent analysis from an outside firm that specializes in valuing complex financial instruments.  We reviewed the assumptions used in the analysis and believe that these assumptions are reasonable.

Our annualized average yield on the entire portfolio was 3.45% for the second quarter of 2011, compared to 4.32% for the same period in 2010. We have increased our percentage of government backed securities in the second quarter 2011, which have no credit risk and carry lower returns, which has caused a decline in our yields earned on our portfolio.  Due to the lower rate environment, over the next several quarters, it is anticipated that there will continue to be a significant number of agency securities called by the issuer. Reinvesting the called bond proceeds in securities with lower coupons, or utilizing the funds to reduce borrowings or fund loan growth, will likely result in a lower overall portfolio yield in the future.

Index

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

Total deposits were $338.2 million as of June 30, 2011, a decrease of $7.9 million or 2% from $346.1 million at December 31, 2010.  Total deposits have decreased by $30.5 million or 8% from the June 30, 2010 level of $368.7 million. The decrease in deposits is primarily due to the decline in the interest rate paid on time deposits.  The average aggregate interest rate paid on interest bearing deposits was 1.60% in the second quarter of 2011, compared to 2.12% for the corresponding period in 2010.  The majority of our deposits are higher yielding certificates of deposit because many of our customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At June 30, 2011 certificates of deposit represented 50.5% of total deposits as compared to 54.7% at December 31, 2010 and 57.0% at June 30, 2010.

The following table is a summary of our time deposits of $100,000 or more by remaining maturities at June 30, 2011, March 31, 2011, December 31, 2010, and June 30, 2010:

	Time Deposits $100,000 or More (Dollars in thousands)
	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Three months or less	$10,781	$12,711	$13,484	$10,512
Three to twelve months	28,397	31,500	30,627	33,216
Over twelve months	14,599	12,039	16,481	24,893
Total	$53,777	56,250	$60,592	$68,621

Our total borrowings at June 30, 2011 were $47.0 million, and consisted of overnight borrowings of $1.8 million, term borrowings of $40.0 million, and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the second quarter of 2011 was 3.65% compared to 3.54% in the comparable period of 2010.  The increase in the weighted average interest rate during the second quarter of 2011 as compared to the second quarter of 2010 was due to less reliance on federal funds purchased, which have an interest rate of less than 1 percent and the reduction of $10 million in borrowings at June 30, 2011 as compared to June 30, 2010.

The $1.8 million in overnight borrowings at June 30, 2011 consisted of repurchase agreements, and we had no overnight advances from the FHLB or federal funds purchased.  The $3.0 million in overnight borrowings at December 31, 2010 consisted of federal funds purchased and repurchase agreements, and we had no overnight advances from the FHLB.  Of the $2.9 million in overnight borrowings at June 30, 2010, $2.9 million was in federal funds purchased and repurchase agreements and there were no overnight advances from the FHLB. Our $40.0 million in term borrowings at June 30, 2011 were structured borrowings from the FHLB and the balance was unchanged compared to December 31, 2010 and June 30, 2010. The structured borrowings from the FHLB at June 30, 2011 consisted of various, convertible term advances, and were modified during the second quarter of 2011 to extend the maturity date for three years for $20 million of advances and lower the fixed interest rate associated with the debt. The weighted average cost of these borrowings in the second quarter of 2011 was 3.83% compared to 4.13% in the comparable period of 2010.

As of June 30, 2011, we had $5.2 million in capital trust preferred debt outstanding which originated on

Index

December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033.  The current weighted average cost of these borrowings in the second quarter of 2011 was 3.26% compared to 4.03% in the comparable period of 2010. The aggregate rate on all interest bearing liabilities for the second quarter of 2011 was 1.88%, compared to 2.31% in the comparable period of 2010.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence. The Bank is considered to be “adequately-capitalized” for regulatory purposes at June 30, 2011.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

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

Banking regulations also require us to maintain certain minimum capital levels in relation to Bank assets.  A comparison of our actual regulatory capital as of June 30, 2011, with minimum requirements, as defined by regulation, is shown below:

Index

Actual
	Regulatory Minimum	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0%	9.5%	8.9%	8.4%	8.7%
Tier 1 risk-based capital	4.0%	8.2%	7.7%	7.1%	7.4%
Leverage ratio	4.0%	5.5%	5.4%	5.1%	5.6%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	9.1%	8.6%	8.2%	8.3%
Tier 1 risk-based capital	4.0%	6.0%	7.8%	7.3%	6.9%	7.1%
Leverage ratio	4.0%	5.0%	5.3%	5.2%	4.9%	5.3%

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

We have entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of June 30, 2011 are $117.1 million, of which $75.2 million remains available to borrow.

Index
The following table presents our contractual obligations at June 30, 2011 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period (Dollars in thousands)
	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Capital trust preferred securities	$5,155	$-	$-	$5,155	$-
FHLB borrowings (1)	40,000	-	25,000	-	15,000
Securities sold under repurchase agreements	1,853	1,853	-	-	-
Total	$47,008	$1,853	$25,000	$5,155	$15,000
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

At June 30, 2011, our interest sensitivity gap was positive at the 1-month point and negative at the 2-month through the 12- month points. The cumulative gap is positive at the 1-month, and remains positive through the 4-month point. Since the largest amount of our interest sensitive assets and liabilities mature or re-price within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

Index

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

Changes in Internal Control over Financial Reporting
No changes have occurred during the second quarter 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A       RISK FACTORS

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could have a material adverse impact on financial markets and economic conditions in the United States generally, the market value of such instruments and the credit risk associated with State governments such as Virginia that have significant economic relationships with the U.S. government.  Debt instruments of this nature are key assets on the balance sheets of financial institutions, including ours.   In turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity and could exacerbate the other risks to which we are subject, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due on February 16, 2010, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of the date of the filing is $854 thousand.

ITEM 4                      REMOVED AND RESERVED

ITEM 5                      OTHER INFORMATION

None.

Index

ITEM 6                      EXHIBITS

Exhibit No.	Document

10.1
Compensation Agreement, effective May 1, 2011, between Central Virginia Bank and Charles F. Catlett, III, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K files with the SEC on June 10, 2011.

10.2
Compensation Agreement, effective November 1, 2011, between Central Virginia Bank and Charles F. Catlett, III, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Central Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial  Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.
(Registrant)

Date: August 15, 2011	/s/ Herbert E. Marth, Jr.
Herbert E. Marth, Jr., President and Chief Executive
Officer (Principal Executive Officer)

Date: August 15, 2011	/s/ Robert B. Eastep
Robert B. Eastep, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

Index

EXHIBIT INDEX

Exhibit No.	Description

10.1
Compensation Agreement, effective May 1, 2011, between Central Virginia Bank and Charles F. Catlett, III, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011.

10.2
Compensation Agreement, effective November 1, 2011, between Central Virginia Bank and Charles F. Catlett, III, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Central Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL);  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.