Form 10-K
period 2011-12-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2012-03-30
CIK 804561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

        The aggregate market value of the Common Stock held by non-affiliates, computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Capital Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,906,998.

At March 26, 2012 there were 2,625,977 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	3

ITEM 1A.	RISK FACTORS	11

ITEM 1B.	UNRESOLVED STAFF COMMENTS	17

ITEM 2.	PROPERTIES	17

ITEM 3.	LEGAL PROCEEDINGS	17

ITEM 4.	MINE SAFETY DISCLOSURES	18

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	18

ITEM 6.	SELECTED FINANCIAL DATA	19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	19

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	36

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	39

ITEM 9A.	CONTROLS AND PROCEDURES	39

ITEM 9B.	OTHER INFORMATION	40

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	40

ITEM 11.	EXECUTIVE COMPENSATION	40

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	40

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	40

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	40

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	40

PART I

ITEM 1.	BUSINESS

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

We maintain an internet website at www.centralvabank.com, which contains information relating to us and our business. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these documents as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the Securities and Exchange Commission. Copies of our Audit Committee Charter, Nominating Committee Charter, Compensation Committee Charter and Code of Conduct are included on our website and are therefore available to the public.

Principal Market Area. Our primary service areas are Powhatan and Cumberland Counties, western Chesterfield and western Henrico Counties. The table below reflects the 2010 population of our market and growth rates from the 2000 census to the 2010 census from the U.S. Census Bureau.  Similar growth rates are expected for the foreseeable future.

(dollars in 000’s)	2010 Census Data	% of Total Market per 2010 Census Data	Population Growth Rate from 2000 to 2010
Powhatan County	28,046	4.3%	25.3%
Cumberland County	10,052	1.5%	11.5%
Chesterfield County	316,236	47.8%	21.7%
Henrico County	306,935	46.4%	17.0%
Total	661,269	100.0%

The table below reflects the total deposits for the locality as of June 30, 2011 and our deposits per locality at June 30, 2011.

(dollars in 000’s)	Total Deposits Per Locality at June 30, 2011	Our Deposits Per Locality at June 30, 2011
Powhatan County	$267,205	$124,631
Cumberland County	57,528	43,355
Chesterfield County	3,684,963	131,801
Henrico County	41,910,824	38,944
Total	$45,920,520	$338,731

The table below reflects our various operating properties:

Property	Property Location	Operating Purpose
Powhatan Office	Flat Rock, Powhatan County	Main Office and Branch
Village Marketplace	Village of Midlothian, Chesterfield County	Branch
Market Square Shopping Center	Brandermill, Chesterfield County	Branch
Bellgrade Shopping Center	Chesterfield County	Branch
Cumberland County Courthouse	Cumberland County	Branch
Cartersville	Cumberland County	Branch
Wellesley	Short Pump, Henrico County	Branch

Our present intention is to continue our activities in our current market area which we consider to be an attractive and desirable area in which to operate.

Banking Services. Our principal business is to attract deposits and to loan or invest those deposits on profitable risk adjusted terms. We engage in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in our primary service area. We offer most traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking, debit cards, and other ancillary services such as the sales of non-deposit investment products through a partnership with Infinex, Inc. a registered broker-dealer a member of FINRA and SIPC.  We make term loans, both alone and in conjunction with other banks or governmental agencies. We also offer other related services, such as ATMs, travelers’ checks, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services. Our lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in our market area.

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

Regulatory Agreement.  Over the past four years, our capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in our investment and loan portfolios. As a result of a 2009 examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve on June 30, 2010.  The written agreement is available on the Federal Reserve’s website at http://www.federalreserve.gov/newsevents/press/enforcement/20100706a.htm.  The written agreement requires us to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that we shall:

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

The written agreement also restricts the payment of dividends and any payments on trust preferred securities or subordinated debt, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Bureau of Financial Institutions and the Federal Reserve.  We have complied with the requirements of the written agreement, including submitting plans to significantly exceed the capital level required to be classified as “well capitalized”, improve corporate governance, strengthen board oversight of management and operations, strengthen credit risk management and administration, and improve asset quality.  We continue to address the requirements of the written agreement, and with the exception of completing a capital raise, we are substantially in compliance with a majority of the requirements.

Lending Activities

Loan Portfolio. We actively extend consumer loans to individuals and commercial loans to small and medium sized businesses within our primary service area. During 2010, we were an active residential mortgage lender; however, as of January 1, 2011 we ceased the origination of residential mortgage loans.  In addition, based on the requirements of the written agreement with the Bureau of Financial Institutions and the Federal Reserve, we are not actively seeking acquisition, development, or construction loans; however, we may consider such a loan on a limited basis. Our commercial lending activity extends across our primary service area of Powhatan, Cumberland, Goochland, western Chesterfield and western Henrico Counties. Consistent with our focus on providing community-based financial services, we do not attempt to diversify our loan portfolio geographically by making significant amounts of loans to borrowers outside of our primary service area; however, a number of loans had previously been made to existing customers for vacation properties located outside of the primary service area. The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of borrowers, followed closely by the local economic environment. In an effort to manage this risk, our policy gives loan approval limits of no more than $300,000 to the CEO, no more than $150,000 to the Senior Loan and Credit Officer, and no more than $50,000 to select retail officers. Loans where the total borrower exposure to us is less than $3,000,000 may be approved by our Senior Loan Committee. Our Board of Directors must approve loans where the total borrower exposure is in excess of $3,000,000. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of our primary market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction, the mortgage loan interest rate environment, and the number of speculative properties under construction. We manage that risk by focusing on pre-sold or contract homes, and significantly limiting the number of “speculative” construction loans in our portfolio.

Consumer Lending. We currently offer most types of consumer demand, time and installment loans for a variety of purposes, including automobile loans, home equity lines of credit, and credit cards.  At December 31, 2011, consumer loans were $28.7 million or 13% of our total loan portfolio.

Commercial Business Lending. As a full-service community bank, we make commercial loans to qualified businesses in our market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we obtain appropriate collateral and monitor the financial condition of our business borrowers and the concentration of such loans in our portfolio. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of its business and are generally secured by business assets, such as accounts receivable, equipment, inventory, and/or real estate. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself; in addition, the collateral for secured commercial business loans may depreciate over time.  At December 31, 2011, commercial business loans were $23.6 million or 11% of our total loan portfolio.

Commercial Mortgage Loans. We offer commercial mortgage loans secured by liens on properties such as commercial office condos or commercial warehouses.  The characteristics of commercial real estate loans vary based on the type of property, purpose of the loan, and other factors. Generally, the loans involve larger loan amounts and greater risk to the lender than single-family residential loans since repayment is from the cash flow of the business or sale of the real estate property. Our commercial mortgage loans are made in amounts generally up to 80.0% of the appraised value of the property pledged as security for the loan.  Additional underwriting includes primary and secondary sources of repayment to include cash flow of business operations generating a debt service coverage ratio of generally 1.25x. These loans are generally either three-year, or five-year adjustable rate mortgages (“ARMs”) with up to a 20 year amortization and are either owner occupied or non-owner occupied.  We generally require an appraisal by a licensed outside appraiser for all loans secured by real estate. We require that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to us. At December 31, 2011, real estate commercial mortgage loans were $62.5 million or 28% of our total loan portfolio.  72% of the commercial mortgage loans were owner-occupied.

Our ARMs are subject to changes in the interest rate based on a spread over the movement of an external index contractually agreed to by us and the borrower at the time the loan is originated.  Despite the benefits of ARMs to an institution’s asset/liability management, they may pose additional risks, primarily because as interest rates rise and loans reprice, the underlying payments by the borrower may rise, increasing the potential for default.

We generally charge origination fees on our commercial mortgage loans. These fees vary among loan products and with market conditions. Generally such fees were from 0.25% to 1.0% of the loan principal amount. In addition, we charged fees to our borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

Real Estate Construction Lending. In general, we do not actively solicit construction loans on income-producing properties such as apartments, shopping centers, hotels and office buildings. However, any such requests from our customers concerning properties in our established trade area may be considered.

The large majority of our construction loans are to experienced builders. Such loans normally carry an interest rate of 1% to 2% over the prime bank lending rate, adjusted daily with a floor (minimum) rate established at loan inception. Construction lending entails significant risk as compared with residential mortgage lending. Construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home under construction. To minimize risks associated with construction lending, we, as a general rule, limit loan amounts to 80.0% of appraised value on homes, and perform or cause to be performed, periodic inspections of the construction to ensure there are sufficient undisbursed loan proceeds in order to complete the building, in addition to its usual credit analysis of its borrowers. We always obtain a first lien on the property as security for our construction loans.  At December 31, 2011, real estate construction loans were $42.8 million or 19% of our total loan portfolio.

Residential Mortgage Loans. During 2010, we were an active residential mortgage lender; however, as of January 1, 2011, we ceased the origination of residential mortgage loans.  During a portion of 2011, we were party to an agreement with a third party mortgage originator to rent space within the branches. We referred customers to the third party for any residential mortgage origination needs.  We had no commitment or obligation to the third party to refer customers and did not receive any origination fees.  In addition, we had no obligation to the customers for any residential mortgage loan originated with the third party.  Our arrangement with the third party originator ceased on December 31, 2011 and we are in the process of entering into a similar arrangement with a different third party mortgage originator.  Management continues to actively monitor loan activity to determine the future strategic decision.  At December 31, 2011, residential mortgage loans were $66.6 million or 30% of our total loan portfolio.

Historically, residential mortgage loans were made in amounts up to 80.0% of the appraised value of the property pledged as security for the loan. Most residential mortgage loans were underwritten using specific qualification guidelines that were intended to assure that such loans may be eligible for sale into the secondary mortgage market at a later point in time. We generally required an appraisal by a licensed outside appraiser for all loans secured by real estate. We required that the borrower obtain title, fire and casualty insurance coverage in an amount equal to the loan amount and in a form acceptable to us. We originated residential mortgage loans that were sold in the secondary market, or were carried in our loan portfolio. These loans were generally either three-year, or five-year adjustable rate mortgages (“ARMs”) or fifteen to thirty year fixed rate mortgages. As a general rule, the majority of all permanent owner occupied residential mortgages made for our own portfolio were made as three-year and five-year ARMs where the interest rate resets were based on an index every three or five years as the case may be. We did not offer ARM loans with “teaser” interest rates. The remainder of loans were traditional fifteen and thirty year amortized mortgages.

Our ARMs generally are subject to interest rate adjustment limitations of 2.0% per each three or five year period and 6.0% over the life of the loan. All changes in the interest rate are based on the movement of an external index contractually agreed to by us and the borrower at the time the loan was originated.

Despite the benefits of ARMs to an institution’s asset/liability management, they may pose additional risks, primarily because as interest rates rise, the underlying payments by the borrower may rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

We charged origination fees on our residential mortgage loans. These fees varied among loan products and with market conditions. Generally such fees were from 0.25% to 2.0% of the loan principal amount. In addition, we charged fees to our borrowers to cover the cost of appraisals, credit reports and certain expenses related to the documentation and closing of loans.

Competition

Based on FDIC deposit statistics as of June 30, 2011, we have a dominant position in both Powhatan and Cumberland Counties with greater than 46% and 75% of the deposits, respectively, in each locality. However, in both Chesterfield and Henrico Counties, we encounter stronger competition for our banking services from large banks and other community banks located in the Richmond metropolitan area. In addition, financial companies, mortgage companies, credit unions and savings and loan associations also compete with us for loans and deposits. We must also compete for deposits with money market mutual funds that are marketed nationally. Many of our competitors have substantially greater resources than us. The internet is also providing an increasing amount of price-oriented competition, which we anticipate to become more intense. Our success in the past and our plans for success in the future is dependent upon providing superior customer service and convenience.

Employees

We had 73 full-time and 16 part-time employees at December 31, 2011.  Employee relations have been and continue to be good. We sponsor a qualified discretionary Profit Sharing/Retirement Plan combined with a qualified 401(k) Plan, for our employees. We did not make a profit-sharing contribution in 2010 or 2011, and effective November 1, 2010 we suspended employer contributions to the 401K plan. In addition, we subsidize a short-term disability plan, group term life insurance, and group medical, dental, and vision insurance.

Regulation and Supervision

General. As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity, which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As a state-chartered commercial bank, we are subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. We are also subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which we engage the investments that we make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect our operations.

The earnings of our subsidiaries, and therefore our earnings, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and federal laws to which we are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

The majority of the Company’s revenue results from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay without permission from its primary regulator, the Federal Reserve. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. During the year ended December 31, 2011, the Bank declared and paid no dividends to the Company.

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

The Company has entered into a written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve and as a result is not able to make any distributions on its Preferred Stock, any interest payments on its trust preferred securities or declare any common dividends without prior approval from the Bureau of Financial Institutions and the Federal Reserve.  As of December 31, 2011, the Company has not paid dividends on its Preferred Stock for eight quarterly dividend periods, and the Treasury Department has been in contact with the Company. At this time, the Treasury has indicated they are not sending an observer to the Company’s Board meetings; however, they have not indicated as to their intention of electing additional Board members to the Company’s Board of Directors.

Insurance of Accounts and Regulation by the FDIC. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the limits set forth under applicable law. Our deposits are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank’s deposit insurance.

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

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.  The Company has entered into a written agreement with the Virginia Bureau of Financial Institutions and the Federal Reserve and as a result we are required to significantly exceed the capital level required to be classified as “well capitalized.”  As of December 31, 2011, the most recent notification from the Federal Reserve Bank categorized the Bank as adequately capitalized.

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

American Recovery and Reinvestment Act of 2009 (“ARRA”). The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposed certain executive compensation and corporate governance obligations on all current and future Capital Purchase Program recipients, including the Company, until the institution has redeemed the preferred stock, which Capital Purchase Program recipients are permitted to do subject to approval of its primary federal regulator.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2011, the Company and the Bank were classified as adequately capitalized.

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

Dodd-Frank Act.  In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivative trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that could impact the Bank include the following:

•
FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity.
In addition, it increases the minimum size of the DIF and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

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

Regarding capital requirements.  The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

Regarding FDIC insurance and assessments.  The FDIC is required to maintain a designated minimum ratio of the DIF to insured deposits in the United States.  The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has recently adopted new regulations that establish a long-term target DIF ratio of greater than two percent. As a result of the ongoing instability in the economy and the failure of other U.S. depository institutions, the DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions with assets above $10 billion over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2012.

The Dodd-Frank Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution's domestic deposits to its total assets minus tangible equity. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd-Frank Act. The new regulation became effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

Regarding debit card interchange fees.  One provision of the Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  In June 2011, the Federal Reserve issued a final rule that states the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, which is well below the average that banks currently charge.  This provision regarding debit card interchange fees was effective October 1, 2011.  While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.  As a result, our debit card revenue could be adversely impacted.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area, which could result in adverse consequences to us in the event of a prolonged economic downturn in our market. As of December 31, 2011, approximately 88% of our loans had real estate as a primary or secondary component of collateral.  A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, a number of our loans are dependent on successful completion of real estate projects and demand for homes, both of which could be affected adversely by a decline in the real estate markets.  We could experience credit losses that adversely affect our earnings.

Should our allowance for loan losses become inadequate, our results of operations may be adversely affected.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans.  In addition, we maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within our loan portfolio. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.  At December 31, 2011, our non-performing loans were $32.0 million, a decrease of $6.9 million from $39.0 million at December 31, 2010.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.  During fiscal 2011, our provision for loan losses was $2.4 million and our loan loss allowance to total loans was 4.16% at December 31, 2011.

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

We entered into a written agreement with the Bureau of Financial Institutions and Federal Reserve on June 30, 2010. Among other things, the written agreement requires us to significantly exceed the capital level required to be classified as “well capitalized,” to develop and implement written plans to improve our credit risk management and compliance systems, oversight functions, operating and financial management and capital plans. While subject to the written agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We also will hire third party consultants and advisors to assist us in complying with the written agreement, which could increase our non-interest expense and reduce our earnings.  Our expense associated with third party consultants in relation to complying with the written agreement was $34 thousand for the year ended December 31, 2011 and $527 thousand for the year ended December 31, 2010.

We have complied with the requirements of the written agreement, including submitting plans to significantly exceed the capital level required to be classified as “well capitalized”, improve corporate governance, strengthen board oversight of management and operations, strengthen credit risk management and administration, and improve asset quality.  We continue to address the requirements of the written agreement, and with the exception of completing a capital raise, we are substantially in compliance with a majority of the requirements of the written agreement.

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

At December 31, 2011, we were classified as “adequately capitalized” for regulatory capital purposes.  Until we become “well capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it may be more difficult for us to attract new deposits and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we will pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

We may be subject to prompt corrective action by our regulators if capital ratios decline below “adequately capitalized” levels.

Section 38 of the Federal Deposit Insurance Act requires insured depository institutions and federal banking regulators to take certain actions promptly to resolve capital deficiencies at insured depository institutions.  If we fail to remain adequately capitalized such actions could include:  submissions and implementations of acceptable capital plans, restrictions on the payment of dividends and certain management fees, increased supervisory monitoring, restrictions as to asset growth, and branching and new business lines without regulatory approval.

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

Even if we are able to restore our capital levels, we may not be able to successfully implement our strategic plans and manage our growth if we are unable to identify attractive markets, locations or opportunities for expansion in the future. Successful management of increased growth is contingent upon whether we can maintain appropriate levels of capital to support our growth, maintain control over growth in expenses, maintain adequate asset quality, and successfully integrate into the organization, any businesses acquired.  In the event that we do open new branches or acquire existing branches or banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of branch franchise expansion, we must absorb these higher expenses as we begin to generate new deposits. There is a further time lag involved in redeploying the new deposits into attractively priced loans and other higher yielding earning assets. Thus, we may not be able to implement our long-term growth strategy, and our plans to branch could depress earnings in the short run, even if we are able to efficiently execute our branching strategy.

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

We are subject to extensive supervision, regulation, and legislation by both state and federal banking authorities. Many of the regulations we are governed by are intended to protect depositors, the public, or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth, and changes in regulations could adversely affect it. The burden imposed by federal and state regulations may place banks in at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

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

Our common stock could be delisted for failure to satisfy a continued listing rule or standard.

On November 22, 2011, we received a notice from the Nasdaq Stock Market that we are currently not in compliance with Nasdaq’s Marketplace Rule 5550(a)(2), which requires our common stock to maintain a minimum bid price of $1.00 per share.  We are provided a grace period of 180 calendar days, or until May 21, 2012, in which to regain compliance with the minimum bid price rule.  If at anytime during the grace period the closing price of our common stock is at least $1.00 for a minimum of ten consecutive business days, we will have complied with the rule and the matter will be closed.  If compliance with the rule cannot be demonstrated by May 21, 2012, Nasdaq may grant us an additional 180-day grace period if we meet all other listing standards for the Nasdaq Capital Market and provide written notice of our intention to cure the deficiency during the second compliance period.  If we are not eligible for the additional grace period, or if it appears to the Nasdaq staff that we will not be able to cure the deficiency during the additional grace period, Nasdaq will provide us written notification that our common stock will be delisted, at which time we may appeal the determination.  We intend to actively monitor the bid price for our common stock between now and May 21, 2012, and will consider available options to regain compliance with the minimum bid price requirement.  If our common stock is no longer listed on Nasdaq, our common stock could experience a decrease in liquidity.

Our ability to pay dividends is limited and we suspended payment of dividends during 2010.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

    Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital, and by contractual restrictions under the agreement with the U.S. Treasury in connection with the issuance of our Series A Preferred Stock under the TARP Capital Purchase Program. The ability of our banking subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our banking subsidiary. If we do not satisfy these regulatory requirements, we are unable to pay dividends on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. In the first quarter of 2010, we suspended payment of dividends on our common stock.  We also suspended payment of dividends on our preferred stock in the first quarter of 2010, so we will be required to pay all accrued and unpaid dividends on our preferred stock before we will be able to resume payment of dividends on our common stock.  The total arrearage on such preferred stock as of December 31, 2011 is $1.1 million. In addition, we are subject to regulatory restrictions that do not permit us to declare or pay any dividend without the prior written approval of our banking regulators. Although we can seek to obtain a waiver of this prohibition, banking regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance improves significantly. Therefore, we may not be able to resume payments of dividends in the future.

Government measures to regulate the financial industry, including the recently enacted Dodd-Frank Act, subject us to increased regulation and could adversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels.  As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices.  In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including us.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several months and years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations.  Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies.  As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could have a material adverse impact on financial markets and economic conditions in the United States generally, the market value of such instruments and the credit risk associated with State governments such as Virginia that have significant economic relationships with the U.S. government.  Debt instruments of this nature are key assets on the balance sheets of financial institutions, including ours.   In turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity and could exacerbate the other risks to which we are subject, including those disclosed herein.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.	PROPERTIES

Our current corporate center office is a two-story brick building with a fully finished basement, built in 1994 with approximately 15,000 square feet of office space. It houses deposit and loan operations, information technology and data center, accounting and finance, human resources and training, and general facilities services. It is located at 2036 New Dorset Road in Powhatan County. The current main office was constructed in 2004 and occupied in June 2005. It is a two story brick building with 16,000 square feet of office space located on a 6.95 acre tract of land at the intersection of New Dorset Road and Route 60 in Powhatan County. The main office building houses a branch, executive offices, several retail and most all commercial, mortgage and construction loan personnel. The present new main office replaced the original main office and an adjacent branch facility at Flatrock, both of which were closed in 2005. The original main office building and land were sold in June 2006.

The Cartersville location, in Cumberland County, which originally opened in 1985, was replaced in mid-1994 with a one-story brick building with approximately 1,600 square feet. The Midlothian branch is located in Chesterfield County at the Village Marketplace shopping center and was built in 1988 and opened in May of that year. It is a one and one-half story building with approximately 3,000 square feet. The Flatrock branch was acquired in 1992 from the Resolution Trust Corporation with us assuming approximately $9.0 million in deposit liabilities of the former CorEast Federal Savings Bank. The Flatrock branch facility is located in the Village of Flat Rock across Route 60 from our original main office, and was closed in June 2005 and is currently used for offsite record storage. In April 1993, we acquired the branch facility of the former Investors Federal Savings Bank located in the Market Square Shopping Center in Brandermill in Chesterfield County, through the Resolution Trust Corporation. This one-story building contains approximately 1,600 square feet and opened for business on November 1, 1993.

In June 1998, we completed construction of and opened a 4,800 square foot branch located on U. S. Route 60 (Anderson Highway) near the courthouse in Cumberland County, Virginia. In July 2001, we acquired a one-story, 2,800 square foot, two-year old branch facility from another financial institution located on Lauderdale Drive in Wellesley in Henrico County. In December 2004, we purchased a 2,800 square foot, seven-year old branch bank building from another financial institution. This branch is located at 2500 Promenade Parkway in the Bellgrade shopping center located in the Midlothian area of Chesterfield County.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which our property is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

Central Virginia Bankshares, Inc. Common Stock trades on The Nasdaq Capital Market (“Nasdaq”) under the symbol “CVBK”.  As of March 26, 2012 we had approximately 739 shareholders of record.

The following table sets forth the high and low trade prices of our Common Stock on Nasdaq, based on published financial sources, and the dividends paid on the Common Stock for each calendar quarter indicated.

	2011			2010
	High Trade	Low Trade	Dividends Paid	High Trade	Low Trade	Dividends Paid
First Quarter	$2.59	$0.86	$-	$4.10	$3.25	$-
Second Quarter	$1.62	$1.01	$-	$3.60	$1.03	$-
Third Quarter	$1.28	$0.76	$-	$2.00	$0.81	$-
Fourth Quarter	$1.07	$0.35	$-	$1.15	$0.80	$-

In the first quarter of 2010, we suspended payment of dividends on our common stock.  We currently are subject to regulatory restrictions that do not permit us to make any distributions on our Preferred Stock, any interest payments on our trust preferred securities or declare any common stock dividends without prior approval from our banking regulators.  We expect that we will not be permitted to declare or pay any dividends until our financial performance improves significantly.

In January 2009, we issued preferred stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program.  Under the terms of the preferred stock, we are required to pay dividends on the preferred stock before they can be paid on our common stock.  We also suspended payment of dividends on our preferred stock in the first quarter of 2010, so we will be required to pay all accrued and unpaid dividends on our preferred stock before we will be able to resume payment of dividends on our common stock.  The total arrearage on such preferred stock as of December 31, 2011 was $1.1 million.

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

For additional information on these limitations, see “Regulation and Supervision – Payment of Dividends” in Item 1 above.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in Thousands Except for Per Share Data)	2011	2010	2009	2008	2007
Balance Sheet Data
Total Assets	$395,357	$409,142	$473,224	$486,268	$485,221
Total Deposits	332,842	346,062	385,526	347,963	358,761
Loans Receivable, net	214,743	250,925	281,490	289,609	262,937
Stockholders' Equity	12,564	11,594	26,219	20,308	36,864

Income Statement Data
Net Interest Income	$10,669	$12,205	$12,992	$14,283	$14,811
Provision for Loan Losses	2,360	7,784	9,512	1,250	180
Net Interest Income After
Provision for Loan Losses	8,309	4,421	3,480	13,033	14,631
Non-interest Income	4,749	4,734	3,180	3,537	3,542
Non-interest Expense	12,267	14,490	13,272	13,043	13,138
Loss on write-down of securities	13	255	6,746	18,900	-
Income (Loss) Before Income Taxes	778	(5,590)	(13,358)	(15,372)	5,035
Income Taxes Expense (Benefit)	-	9,661	(4,192)	(5,748)	1,046
Net Income (Loss)	778	(15,251)	(9,166)	(9,625)	3,989

Per Common Share Data (1)
Net Income (Loss) – Basic	$0.05	$(6.06)	$(3.74)	$(3.73)	$1.56
- Diluted	0.05	(6.06)	(3.74)	(3.73)	1.54
Cash Dividends Per Common Share	-	-	0.1675	0.645	0.72
Tangible Common Equity Per Common Share	0.36	0.03	5.64	7.82	14.35
Book Value Per Common Share	4.70	4.42	10.01	7.82	15.06

Ratios
Return on Average Assets (2)	0.19%	(3.41%)	(1.85)%	(1.95)%	0.87%
Return on Average Equity (2)	6.06%	(60.19%)	(30.18)%	(32.45)%	10.60%
Average Equity to Assets	3.20%	5.67%	6.12%	6.02%	8.18%
Dividend Payout	-%	-%	4.76%	17.04%	43.90%

(1) Adjusted for 5% stock dividends paid in June 2008 and June 2006. (2) Calculation excludes the effective dividend on preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Environment update

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

On February 12, 2010, we notified the U.S. Department of the Treasury that our Board of Directors determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of December 31, 2011 is $1.1 million.

Impact of Income Tax Valuation

We determined that as of December 31, 2011, a $14.8 million valuation allowance on our deferred tax asset is required. During 2010, we decided to establish a valuation allowance against the deferred tax asset because it is uncertain when we will realize this asset and accordingly recorded a tax expense of $9.7 million. The valuation allowance does not impact our Tier 1 Capital for regulatory purposes because net deferred tax assets were already excluded from that calculation.

Factors Impacting Our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial and residential mortgage loans, commercial real estate debt, mortgage-backed securities and other financial assets in the marketplace.  Our net interest income includes the actual payments we receive and is also impacted by the level of loans that are not accruing interest due to their delinquency level.  Our net interest income varies over time, primarily as a result of changes in interest rates, volume and levels of interest earning assets and interest paying deposits and liabilities.  Interest rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be impacted by credit losses in excess of the amounts that we have provided for at December 31, 2011.

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

Amount and Mix of Earning Assets. The amount and mix of our earning assets, as measured by the aggregate unpaid principal balance of our loan and our investment portfolios, is a key revenue driver.  During 2010, we strategically began to decrease the balances of our investment portfolio and borrowings and certificates of deposits in order to improve our capital position.  During 2011, our earning assets continued to decrease as the loan portfolio has declined with minimal new loan originations.  Additionally, we continue to shift portions of our investment portfolio into government backed securities or municipal bonds.  These securities historically have generally had low credit risk and carry lower returns.  Generally, as the size of our earning assets decrease, the amount of interest income we receive decreases.  The decline in our interest income has been greater than the decrease in our interest expense which, in total, has reduced our net interest income.

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

Results of Operations

For the year ended December 31, 2011, we reported net income of $0.8 million.  After the accrued, but unpaid dividend of $0.6 million to the Treasury on preferred stock, the net income available to common shareholders was $0.1 million.  On a per share basis, the net income was $0.05 per common share.  The return on average assets and return on average equity excluding the effective dividend on preferred stock was 0.19% and 6.06%, respectively.  The improvement in income in 2011 was primarily due to a decrease of $5.4 million in the provisions for future loan losses, an increase of $0.3 million in realized security gains, and a decrease of $2.5 million in non-interest expense.  Partially offsetting these improvements in 2011 was a decrease of $4.0 million in interest income due to a decline in interest-earning assets and decreasing interest rates.

For the year ended December 31, 2010, we reported a net loss of $15.3 million.  After the accrued, but unpaid dividend of $0.6 million to the Treasury on preferred stock, the net loss to common shareholders was $15.9 million.  On a per share basis, the net loss was $(6.06) per common share while the return on average assets and return on average equity was (3.41)% and (60.19)% excluding the effective dividends on preferred stock, respectively.  The loss in 2010 was primarily due to the addition of $7.8 million in provisions for future loan losses given the level of non-performing loans and a deferred tax asset valuation allowance of $14.3 million. Also impacting the loss in 2010 was a decrease of $4.4 million in interest income due to increasing non-performing loans, decreasing interest rates and a decline in interest-earning assets.

Our return on average equity was (30.18)% in 2009 and the return on average assets excluding the effective dividends on preferred stock, amounted to (1.85)% in 2009.

Net Interest Income.  In 2011, our net interest income was $10.7 million, a decline of $1.5 million or 13% compared to 2010.  The 2011 net interest margin was 2.87% compared to 2.99% in 2010 and 2.79% in 2009.  Interest and fees on loans decreased 14% in 2011 from 2010 as the loan portfolio decreased from $261.5 million at December 31, 2010 to $224.2 million at December 31, 2011.  The yield on loans fell to 5.69% in 2011 from 5.74% in 2010 primarily due to the loan portfolio decline.  Interest income on securities decreased $1.6 million from $4.8 million in 2010 to $3.2 million in 2011.  The yield on securities decreased to 2.93% from 4.25% in 2010 as we shifted our investment mix towards lower yielding and lower regulatory capital risk weighted securities such as Government National Mortgage Association, (“GNMA”), US Treasury securities, and municipal bonds.  This shift to lower risk weighted investments was done in order to reduce risk weighted assets, improve our risk based capital ratio and to improve the credit quality of the portfolio.  As the yields on loans and investments were decreasing, so too were the rates paid on deposits.  Interest expense on deposits decreased $2.3 million or 33% in 2011 compared to 2010. The yield on deposits was 1.53% in 2011 compared to 2.11% in 2010, mainly reflecting a reduction of 36% in certificates of deposit balances, lower rates paid on new certificates of deposit and interest bearing deposits.  Interest expense on borrowings decreased $0.1 million from $1.8 million in 2010 to $1.7 million in 2011 while the cost of these funds increased from 3.50% in 2010 to 3.63% in 2011.  The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net deferred loan fees earned, and interest expense, on both deposits, and borrowings reflected as a percentage of average interest earning assets.

Net interest income for 2010 was $12.2 million, a decline of $0.8 million or 6% compared to 2009. Our net interest income was $13.0 million in 2009 and $14.3 million in 2008.   The 2010 net interest margin was 2.99% compared to 2.79% in 2009.  Interest and fees on loans decreased 9.9% in 2010 from 2009 as the amount of non-accrual loans rose from $21.7 million at December 31, 2009 to $31.0 million at December 31, 2010.  The amount of interest income “lost” on these loans was approximately $1.2 million in 2010.  The yield on loans fell to 5.74% in 2010 from 6.00% in 2009 primarily due to the effect of non-accrual loans.  Interest income on securities decreased $2.7 million from $7.5 million in 2009 to $4.8 million in 2010 due to a shift in our investment mix towards lower yielding and lower regulatory capital risk weighted GNMA and US Treasury securities.  This shift to lower risk weighted investments was done in order to reduce risk weighted assets, improve our risk based capital ratio and to improve the credit quality of the portfolio.  The yield on securities decreased to 4.25% from 4.76% in 2009.  As the yields on loans and investments were decreasing, so too were the rates paid on deposits.  Interest expense on deposits decreased $3.2 million or 31.4% in 2010 compared to 2009. The rate on deposits was 2.11% in 2010 compared to 3.0% in 2009 mainly reflecting a reduction of 9.1% in certificates of deposit balances and lower rates paid on new certificates of deposit.  Interest expense on borrowings decreased $0.5 million from $2.3 million in 2009 to $1.8 million in 2010 while the cost of these funds increased from 2.68% in 2009 to 3.50% in 2010.

 The table below, sets forth our average interest earning assets and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, all for the periods indicated.

	Year Ended December 31,
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Federal funds sold	$21,466	$41	0.19%	$14,069	$32	0.23%	$9,221	$21	0.23%
Securities: (1)
U. S. Treasury and other U. S government
agency and corporations	76,645	1,904	2.48%	78,320	3,274	4.18%	92,671	4,390	4.74%
States and political subdivisions	10,059	442	4.39%	9,376	487	5.19%	15,266	768	5.03%
Other securities	21,340	817	3.83%	25,922	1,063	4.10%	49,790	2,342	4.70%
Total securities	108,044	3,163	2.93%	113,618	4,824	4.25%	157,727	7,500	4.76%
Loans (2)(3)(4)(5)	242,481	13,802	5.69%	281,155	16,132	5.74%	298,360	17,909	6.00%
Total interest-earning assets	371,991	$17,006	4.57%	408,842	$20,988	5.13%	465,308	$25,430	5.47%
Allowance for loan losses	(9,981)			(10,227)			(4,344)
Total non-earning assets	39,537			48,326			34,951
Total assets	$401,547			$446,941			$495,915

Liabilities and Stockholders’ Equity:
Deposits:
Interest bearing demand	$90,748	$618	0.68%	$81,799	$743	0.91%	$73,131	$998	1.36%
Savings	40,041	266	0.66%	37,515	346	0.92%	32,937	396	1.20%
Other time	171,426	3,745	2.18%	210,282	5,855	2.78%	231,372	8,734	3.77%
Total deposits	302,215	4,629	1.53%	329,596	6,944	2.11%	337,440	10,128	3.00%
Federal funds purchased and securitie
sold under repurchase agreements	1,898	9	0.47%	3,566	22	0.62%	26,628	213	0.80%
FHLB advances - Overnight	-	-	-%	3,825	15	0.39%	11,019	51	0.46%
FHLB advances - Term	40,000	1,532	3.83%	40,000	1,638	4.10%	41,712	1,741	4.17%
Short-term borrowings	-	-	-%	-	-	-%	1,688	116	6.87%
Trust preferred obligation	5,211	167	3.20%	5,155	164	3.18%	5,169	189	3.66%
Total borrowings	47,109	1,708	3.63%	52,546	1,839	3.50%	86,216	2,310	2.68%
Total interest-bearing liabilities	349,324	6,337	1.81%	382,142	8,783	2.30%	423,656	12,438	2.94%
Demand deposits	36,057			38,163			39,168
Other liabilities	3,313			1,299			2,719
Total liabilities	388,694			421,604			465,543
Stockholder’ equity	12,853			25,337			30,372
Total liabilities and stockholders’ equity	$401,547			$446,941			$495,915
Net interest spread		$10,669	2.76%		$12,205	2.84%		$12,992	2.53%
Net interest margin (6)			2.87%			2.99%			2.79%
 ____________________
(1)	Includes securities available for sale and securities held to maturity.
(2)	Installment loans are stated net of unearned income.
(3)	Average loan balances include non-accrual loans.
(4)	Interest income on loans includes the earned portion of net deferred loan fees in accordance with FASB 91 of $220 thousand in 2011, $380 thousand in 2010, and $551 thousand in 2009.
(5)	Includes mortgage loans held for sale and SBA loans held for resale.
(6)	Net interest margin is calculated as interest income less interest expense divided by average earning assets.

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

(Dollars in Thousands)	2011 Compared to 2010			2010 Compared to 2009
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Federal funds sold	$13	$(4)	$9	$11	$-	$11
Securities: (1)
U. S. Treasury and other U.S. government
agencies and corporations	(69)	(1,301)	(1,370)	(799)	(317)	(1,116)
States and political subdivisions	40	(85)	(45)	(307)	26	(281)
Other securities	(179)	(67)	(246)	(817)	(462)	(1,279)
Total securities	(208)	(1,453)	(1,661)	(1,923)	(753)	(2,676)
Loans	(2,202)	(128)	(2,330)	(1,007)	(770)	(1,777)
Total interest income	$(2,397)	$(1,585)	$(3,982)	$(2,919)	$(1,523)	$(4,442)
Interest expense:
Deposits:
Interest bearing demand	$97	$(222)	$(125)	$140	$(395)	$(255)
Savings	25	(105)	(80)	74	(124)	(50)
Other time	(974)	(1,136)	(2,110)	(742)	(2,137)	(2,879)
Total deposits	(852)	(1,463)	(2,315)	(528)	(2,656)	(3,184)
Federal funds purchased and securities
sold under repurchase agreements	(9)	(4)	(13)	(151)	(40)	(191)
FHLB advances
Overnight	(15)	-	(15)	(29)	(7)	(36)
Term	-	(106)	(106)	(71)	(32)	(103)
Short-term note payable	-	-	-	(116)	-	(116)
Trust preferred obligation	2	1	3	(1)	(24)	(25)
Total interest expense	$(874)	$(1,572)	$(2,446)	$(896)	$(2,759)	$(3,655)
Increase (decrease) in net interest income	$(1,523)	$(13)	$(1,536)	$(2,023)	$1,236	$(787)
____________________
(1) Includes securities available for sale and securities held to maturity.

Non-Interest Income.  At December 31, 2011, non-interest income increased $15 thousand or less than 1% primarily due to a $343 thousand increase in realized gain (loss) on sale of securities, offset by a decrease in deposit fees and charges of $281 thousand in 2011 due to primarily lower overdraft fees due to changes in regulations.  Secondary mortgage market fees decreased 78% to $31 thousand due to the cessation of residential mortgage originations effective January 1, 2011.  Bank card fees increased 5% to $626 thousand as the fees received from credit card usage and related fees increased.  The increase in cash surrender value of bank owned life insurance totaled $394 thousand versus $440 thousand a decrease of $46 thousand or 10% as a result of lower investment yields on the underlying insurance policies.

At December 31, 2010, non-interest income increased $1.6 million or 48.9% primarily due to a $1.8 million increase in realized gain (loss) on sale of securities available for sale.  Secondary mortgage market fees decreased 38.5% to $142 thousand due to lower mortgage loan origination volume.  Deposit fees and charges declined by 9.7% in 2010 due to regulatory changes impacting overdraft fees.  Bank card fees increased 12.8% to $598 thousand as the fees received from credit card usage increased as the usage of credit cards increased.  The increase in cash surrender value of bank owned life insurance totaled $440 thousand versus $434 thousand an increase of $6 thousand or 1.4% as a result of higher net crediting rates paid by the insurance companies.

            Non-Interest Expenses.  Non-interest expense totaled $12.3 million in 2011 compared to $14.7 million, a decrease of $2.5 million or 17%.  Salary and benefit expense decreased by $0.8 million in 2011 primarily due to management driven expense reductions.  The loss on other than temporary impairment, (“OTTI”) write-down of securities totaled $13 thousand in 2011 compared to $255 thousand in 2010 due to improving credit markets which have not led to new material OTTI impairments on our collateralized debt obligation (“CDO”) securities.  Legal, professional and consulting fees decreased $232 thousand or 33% primarily related to decreased fees associated with our written agreement with the Federal Reserve and Virginia Bureau of Financial Institutions and regulatory compliance.  The loss on devaluation of real estate owned decreased to $282 thousand in 2011 from $834 thousand in 2010 due to real estate values stabilizing and now declining at a slower rate.  FDIC insurance premiums decreased $141 thousand in 2011 compared to 2010 due to the decrease in total assets and deposits and due to changes in the way in which FDIC premiums are calculated.

Non-interest expense totaled $14.7 million in 2010 compared to $20.0 million, a decrease of $5.3 million or 26.5%.  Salary and benefit expense decreased by $1.0 million in 2010 primarily due to management driven headcount reductions.  The loss on OTTI write-down of securities totaled $255 thousand in 2010 compared to $6.7 million in 2009 due to improving credit markets which have not led to new material OTTI impairments on our CDO securities.  Legal, professional and consulting fees increased $935 thousand or 159.3% primarily related to increased fees associated with our written agreement with the Federal Reserve and Virginia Bureau of Financial Institutions and regulatory compliance.  The loss on devaluation of real estate owned increased to $834 thousand in 2010 from zero in 2009 due to an increase in foreclosed assets and deteriorating real estate values.  FDIC insurance premiums increased $10 thousand in 2010 compared to 2009.

Income Taxes.  We reported income tax expense of zero in 2011 and $9.7 million in 2010, and a benefit of $4.2 million in 2009. The 2010 effective tax rate is primarily the result of the establishment of a valuation allowance on our deferred tax asset.  The 2009 effective tax rate benefit is the result of the write-down of other than temporary impairment on securities, increased FDIC premiums, and lower net interest income.  Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the gross deferred tax asset would not be realized. At September 30, 2010, management conducted such an analysis and determined that an establishment of a 100% valuation allowance against our deferred tax asset was prudent given our historical losses.  There was no impact on our calculation of Tier 1 Capital for regulatory purposes given the net deferred tax assets were already excluded from the calculation.

 Financial Condition

Total assets declined $13.7 million at December 31, 2011 to $395.4 million from $409.1 million at December 31, 2010.  Total cash and cash equivalents increased $32.5 million to $46.3 million, total loans decreased $37.4 million, securities available for sale decreased $9.5 million, and total deposits decreased $13.2 million.  The decrease in deposits is primarily due to a decline in our certificates of deposit as we have continued to lower deposit interest rates.  At December 31, 2011, the book value of a share of common stock was $0.36 compared to $0.03 at December 31, 2010.

Total assets declined $64.1 million at December 31, 2010 to $409.1 million from $473.2 million at December 31, 2009.  Total cash and cash equivalents increased $1.4 million to $13.9 million as total deposits decreased $39.5 million, total loans decreased $30.9 million, securities available for sale decreased $14.2 million, and total borrowings decreased $9.8 million from $57.9 million in 2009 to $48.1 million in 2010.  The decrease in deposits is primarily due to a decline in our certificates of deposit as we have continued to lower deposit interest rates.  Funds received from the sale, maturity, and calls of investment securities allowed us to pay down our borrowings by $10 million.  At December 31, 2010, the book value of a share of common stock was $0.03 compared to $5.64 at December 31, 2009.

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

The principal economic risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of our market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction. Many of our real estate construction loans were for pre-sold or contract homes. The economy has had an impact on each of our loan categories to varying degrees.  We have seen the decline in residential home sales and values negatively impact our various loan portfolios.  We expect to see resumption of some economic growth in our markets in the future, which would improve the quality of our loan portfolio.

Total loans outstanding at December 31, 2011 decreased by $37 million or 14% from 2010, ending the year at $224.2 million.  In 2010, loans decreased by $30.9 million or 10.6% from 2009, ending the year at $261.4 million.  In 2009, loans decreased by $1.1 million or 0.38% ending the year at $292.3 million, and in 2008 loan growth was $27.5 million or 10.4% ending the year at $293.4 million. The loan to deposit ratio was 67.3% at December 31, 2011, 75.5% at December 31, 2010, 75.8% at December 31, 2009, and 84.3% at December 31, 2008.  We anticipate that the loan portfolio will continue to decline in 2012.

The following table summarizes our loan portfolio, net of unearned income:

	At December 31,
	(Dollars in Thousands)
	2011	2010	2009	2008	2007
Commercial	$23,574	$34,550	$44,771	$39,626	$35,490
Real Estate:
Residential	66,611	74,772	75,499	76,449	63,488
Commercial	62,499	65,526	67,880	64,814	49,808
Home equity	24,739	22,675	23,435	20,804	16,332
Construction	42,801	58,199	72,881	83,473	90,096
Total real estate	196,650	221,172	239,695	245,540	219,724
Bank cards	967	998	1,018	951	911
Installment	3,021	4,731	6,844	7,317	9,775
Total loans	224,212	261,451	292,328	293,434	265,900
Less unearned income	(147)	(2)	(24)	(28)	(51)
Loans, net of unearned	224,065	261,449	292,304	293,406	265,849
Allowance for loan losses	(9,322)	(10,524)	(10,814)	(3,797)	(2,912)
Loans, net	$214,743	$250,925	$281,490	$289,609	$262,937

As the table above indicates, the total amount of commercial loans have decreased by $11.0 million, decreased by $10.2 million, increased by $5.1 million, and increased by $4.1 million, or (32)%, (23)%, 13%, and 12%, in 2011, 2010, 2009, and 2008,  respectively. Total real estate related loans outstanding decreased by $24.5 million or 11% in 2011, decreased by $18.5 million or 8% in 2010, decreased by $5.8 million or 2% in 2009, and increased by $25.8 million or 12% in 2008. Of the real estate related loans in 2011 residential loans decreased $8.2 million or 11%, commercial loans decreased $3.0 million or 5%, home equity loans increased by $2.1 million or 9%, and construction loans decreased by $15.4 million or 26%.  In 2010 residential loans decreased $0.7 million or 1%, commercial loans decreased $2.4 million or 3%, home equity loans decreased by $760 thousand or 3%, and construction loans decreased by $14.7 million or 20%.  In 2009, mortgage loans increased $2.1 million or 1%, home equity loans increased by $2.6 million or 13%, and construction loans decreased by $10.6 million or 13%.  In 2008, residential loans increased by $13.0 million or 20%, commercial loans increased by $15.0 million or 30%, followed by home equity at $4.5 million or 27%, and construction loans declined $6.6 million or 7%. Residential and commercial loans have comprised between 52% to 66% of the total real estate loans for the past five years. Residential and commercial loans to total real estate loans were 66% in 2011, 63% in 2010, 60% in 2009, 58% in 2008, and 52% in 2007. Home equity loans have grown over the past five years from $16.3 million in 2007 to $24.7 million in 2011.  Home equity loans to total real estate loans were 13% in 2011, 10% in 2010, 10% in 2009, 8% in 2008, and 7% in 2007. Bankcard loan balances outstanding were $1.0 million in 2011, and have remained relatively level over the period from 2007 through 2011.

The shift from construction to mortgage loan growth was accomplished in part by the decision in early 2007 not to sell as many mortgage loans in the secondary market. Instead those loans which met our underwriting criteria were recorded on our books as residential loans. In addition, most of these loans were 30 and 15 year fixed rate loans, which given the composition of bank’s portfolio of mortgage loans being mostly 3/3 and 5/5 year adjustable rate loans, the addition of fixed rate loans was desirable from an asset liability standpoint at a time when interest rates were flat and expected to trend down in the future. As a percentage of total real estate loans, construction loans comprised 22% in 2011, 26% in 2010, 30 % in 2009, 34% in 2008, and 41% in 2007. Considering the current state of the real estate market for new home sales, we anticipate that our construction loan portfolio will continue to decline in the future. Substantially all construction loans are for residential construction in our principal market areas. Effective January 1, 2011, we ceased the origination of residential mortgage loans.  In addition, based on the requirements of the written agreement with the Bureau of Financial Institutions and the Federal Reserve, we are not actively seeking acquisition, development, or construction loans; however, we may consider such a loan on a limited basis.

Installment loans decreased by $1.7 million or 37% in 2011, decreased by $2.1 million or 30% in 2010, decreased by $0.5 million or 6% in 2009, and decreased by $2.5 million or 25% in 2008. The balances of traditional installment loans declined primarily due to reduced demand resulting from the current economic environment. The balances have also dropped principally due to our unwillingness to effectively compete on an interest rate basis with the captive and other finance arms of the major automobile manufacturers, coupled with the tendency of consumers to utilize equity credit lines for purposes that in the past would have been financed with traditional installment loans. We anticipate this atmosphere surrounding installment lending to continue in the future as long as the automobile manufacturers effectively subsidize the sale of vehicles through offering below market financing.

All concentrations of loans exceeding 10.0% of total loans at December 31, 2011 were disclosed as a separate category of loans. The following table shows the contractual maturity distribution of loan balances outstanding as of December 31, 2011. Also provided are the amounts due classified according to the sensitivity to changes in interest rates.

	Maturing
	Within 1 Year	1-5 Years	After 5 Years	Total
	(Dollars in Thousands)
Commercial	$10,726	$7,458	$5,390	$23,574
Real Estate:
Residential	3,684	5,485	57,442	66,611
Commercial	4,970	9,123	48,406	62,499
Home equity	834	808	23,097	24,739
Construction	35,821	4,469	2,511	42,801
Total real estate	45,309	19,885	131,456	196,650
Bank cards	967	-	-	967
Installment	896	2,106	19	3,021
Total Loans	$57,898	$29,449	$136,865	$224,212

	Maturing
	Within 1 Year	1 – 5 Years	After 5 Years	Total
With fixed interest rates	$ 13,957	$21,589	$39,529	$75,075
With variable interest rates	43,941	7,860	97,336	149,137
	$57,898	$29,449	$136,865	$224,212

Asset Quality. Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been discontinued. Loans which reach non-accrual status, per Company policy, may not be restored to accrual status until all delinquent principal and interest has been paid and future payments are reasonably assured, or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.  Non-performing assets also include other real estate owned, (“OREO”), which is real estate acquired through foreclosure.  We have no mortgages within our mortgage loan portfolios that are defined as “sub-prime”.

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Our practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The current extended decline in the national economy and unemployment rates from 2007 to the end of the third quarter of 2011 has also negatively affected the local real estate market.  The majority of the non-performing loans are real estate related.  We believe that the majority of nonperforming loans are adequately secured by collateral.  The following table summarizes activity related to other real estate owned:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Acquired real estate through foreclosure	$5,628	$2,052	$3,341	$1,245	$-
Net OREO related expenses	253	72	93	18	-
Loss on sale of OREO	90	85	-	-	-
Valuation allowance on OREO	282	835	-	-	-

Management is diligently monitoring the increase in non-performing assets; however, we believe that the level of non-performing loans in 2011 is a reflection of the current depressed real estate markets and the generally weak economic environment. Based on our present knowledge of the status of individual and corporate borrowers and the overall state of the local economy, management reasonably anticipates that the level of non-performing assets is likely to decrease from its current level. Management will move to foreclose on borrowers whose loans are placed on a non-accrual status in order to resolve the credit; therefore, it is reasonable to anticipate an increase in OREO.  The following table summarizes non-performing assets:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$22,394	$30,963	$21,655	$10,422	$2,361
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	1,852	1,492	2,177	1,175	1,757
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	7,786	6,510	-	-	-
Total non-performing loans	$32,032	$38,965	$23,832	$11,597	$4,118
Other real estate owned	6,809	2,394	3,575	1,173	-
Other non-performing assets	3,979	2,330	2,165	312	-
Total non-performing assets	$42,820	$43,689	$29,572	$13,082	$4,118

Loans 90 days or more past due are placed on non-accrual status unless they are well secured and in the process of collection.

Our policy with respect to past due interest on nonaccrual loans requires that any interest accrued in the current year and unpaid should be reversed from the receivable and current year’s income. With regard to interest accrued in the prior year, and yet unpaid, such accrued interest should be reversed from the receivable and reserve for loan losses. Since we operate in a rural to suburban area, we have generally been well acquainted with our principal borrowers and have not had such a large number of problem credits that management has not been able to stay well informed about, and in contact with, troubled borrowers. Management is not aware of any other material loans at December 31, 2011, which involve significant doubts as to the ability of the borrowers to comply with their existing payment terms.

The following table sets forth the amounts of contracted interest income and interest income reflected in income on loans accounted for on a non-accrual basis and loans restructured and in compliance with modified terms:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$1,563	$1,201	$912
Interest income included in income on the loans	$1,005	$778	$387
Interest income reversed due to loans being placed on non-accrual	$143	$700	$621

Management has analyzed the potential risk of loss within its loan portfolio, given the loan balances, quality trends, value of the underlying collateral, and current local market economic and business conditions and has recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of our periodic loan review process. Management believes that the current level of non-performing loans at December 31, 2011 is a reflection of the current economic environment.  Management reviews the adequacy of its loan loss allowance at the end of each month. Based primarily on our loan risk classification system, which classifies all commercial loans, including problem credits according to a scale of 1-8 with 8 being a loss, additional provisions for losses may be made monthly. Management may evaluate adversely classified and non-performing loans relative to their collateral value and make appropriate reductions to the carrying value of those loans to approximate fair value based on that review.  Should any of the individual classified loans deteriorate further in the future, additional write downs may be required.  Management believes that the allowance for loan losses, which may or may not increase at the same rate as the portfolio grows, is adequate as of December 31, 2011 to provide for loan losses inherent in the portfolio. However, considering the current state of the local real estate markets, and the risk identified by periodic qualitative and quantitative analysis, it is possible that additions to our reserve for possible loan losses may be necessary in the future.

The following table summarizes changes in the allowance for loan losses:

	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$10,524	$10,814	$3,796	$2,912	$2,889
Charge-offs:
Commercial	431	880	77	88	36
Real estate:
Residential	800	844	607	-	-
Commercial	21	80	165	-	-
Home equity	124	81	199	-	-
Construction	2,164	6,272	1,367	202	-
Bank cards	10	53	42	27	14
Installment	53	182	73	111	172
Total charge-offs	3,603	8,392	2,530	428	222
Recoveries:
Commercial	4	49	2	1	-
Real estate:
Residential	5	2	-	1	-
Commercial	7	76	-	-	-
Home equity	1	6	-	-	-
Construction	1	143	-	6	-
Bank cards	3	3	6	9	12
Installment	20	39	28	45	53
Total	41	318	36	62	65
Net (charge-offs) recoveries	(3,562)	(8,074)	(2,494)	(366)	(157)
Provision charged to operations	2,360	7,784	9,512	1,250	180
Balance at end of period	$9,322	$10,524	$10,814	$3,796	$2,912
Ratio of net loan losses to average net loans outstanding:
Net charge-offs (recoveries)	$3,562	$8,074	$2,494	$366	$157
Average net loans	232,064	269,733	292,437	281,764	229,744
	1.53%	2.99%	0.85%	0.13%	0.07%
Ratio of allowance for loan losses to total loans net of unearned income:
Allowance for loan losses	$9,322	$10,524	$10,814	$3,796	$2,912
Total loans at period end	224,065	261,449	292,304	293,406	265,849
	4.16%	4.03%	3.70%	1.28%	1.10%
Ratio of allowance for loan losses to total non-performing loans:
Allowance for loan losses	$9,322	$10,524	$10,814	$3,796	$2,912
Non-performing loans	32,032	38,965	23,832	11,597	4,118
	29.10%	27.00%	45.38%	29.02%	70.71%

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

For the year ended December 31, 2011, the provision for loan losses was $2.4 million and in 2010 the provision for loan losses was $7.8 million. We have seen the underlying development projects related to these loans delayed as the real estate market has deteriorated.  There was a $9.5 million provision for loan losses for the year ended December 31, 2009, a $1.2 million provision for loan losses for the year ended December 31, 2008, and a $180 thousand provision for loan losses for the year ended December 31, 2007.  In management’s opinion, the provision charged to operations has been sufficient to absorb the current year’s net loan losses and generally provide a reserve for potential future loan losses considering the financial condition of borrowers and collateral values in view of the uncertainties in our local economy.

The following table shows the balance and percentage of our allowance for loan losses allocated to each category of loans:

	At December 31,
	2011			2010			2009
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$1,700	18%	11%	$2,416	23%	13%	$1,604	15%	15%
Real estate-construction	5,416	58%	19%	5,621	53%	22%	5,196	48%	25%
Real estate-mortgage (1)	1,688	18%	68%	2,363	23%	62%	3,698	34%	57%
Consumer (2)	518	6%	2%	124	1%	3%	316	3%	3%
	$9,322	100%	100%	$10,524	100%	100%	$10,814	100%	100%

	At December 31,
	2008			2007
	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category to Total Loans	Reserve for Loan Losses	Percentage of Reserve for Loan Losses	Percentage of Loans Category of Total Loans

	(Dollars in Thousands)
Commercial	$695	18%	14%	$214	7%	13%
Real estate-construction	2,185	58%	28%	2,059	71%	34%
Real estate-mortgage (1)	843	22%	55%	519	18%	49%
Consumer (2)	73	2%	3%	120	4%	4%
	$3,796	100%	100%	$2,912	100%	100%

(1) Includes residential, commercial, and home-equity loans. (2) Includes bank cards.

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

Securities.  Our investment securities portfolio serves several purposes, primarily liquidity and yield. Certain of the securities are pledged to secure public deposits and others are specifically identified as collateral for borrowing from the Federal Home Loan Bank of Atlanta, and others for repurchase agreements with correspondent banks and commercial customers. The remaining portion of the portfolio is held for investment yield, availability for sale in the event liquidity is needed, and for general asset liability management purposes.

At December 31, 2011, investment securities totaled $100.8 million representing 26% of total assets and a decrease of $10.5 million or 9% compared to $111.3 million in 2010.  The largest decreases occurred in the U. S. Treasury category, government agencies category, and the corporate and other debt category.  For the total portfolio in 2011, $81.1 million in securities were from calls or maturities, purchases were $200.6 million, proceeds from sales were $131.5 million, and $13 thousand was written down as OTTI.

At December 31, 2010, investment securities totaled $111.3 million representing 27.2% of total assets and a decrease of $16.1 million or 12.6% compared to $127.4 million in 2009.  The largest decreases occurred in the government agencies category, and the corporate and other debt category as we shifted our mix of securities into investments with less risk associated with them, such as Ginnie Mae mortgage backed securities and US Treasury securities.   For the total portfolio in 2010, $43.6 million in securities were from calls or maturities, purchases were $79.9 million, proceeds from sales were $55.4 million, and $255 thousand was written down as OTTI.

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in the judgment of management, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We conducted impairment reviews as of December 31, 2011 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would not be required to sell the securities before the recovery of the entire amortized cost basis of the security. We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

•	$175 thousand Ally Bank (formerly GMAC) Perpetual Preferred Stock,
•	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
•	$2 million Bank Boston Capital 1.007% maturing 1/15/2027,
•	$2 million Bank of America Capital .8213% maturing 1/15/2027,
•	$2 million in Sallie Mae preferred stock.

            Additionally, we hold eleven CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred debt. OTTI in the amount of $13 thousand has been recognized on seven of these securities in 2011. Subsequent to purchase, seven of these securities have revised ratings that are below minimum investment grade (refer to Note 3 of the financial statements for further discussion).  We use an independent valuation firm that specializes in valuing debt securities.  The independent firm evaluates all relevant credit and structural aspects of each debt security, determining appropriate performance assumptions and performing discounted cash flow analysis.  The following topics are covered in their evaluation:

•	Detailed credit and structural evaluation for each piece of collateral in the debt security;
•	Collateral performance projections for each piece of collateral in the debt security;
•	Terms of the debt security structure; and
•	Discounted cash flow modeling.

Following the quarterly evaluation of these securities, management has concluded that, with the exception of the previously noted non-cash charge, the impairment within the CDO securities is considered temporary as of December 31, 2011. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

The following table summarizes the book value of our securities held to maturity at the dates indicated:

	Book Value at December 31,
	2011	2010	2009
	(Dollars in Thousands)
States and political subdivisions	$1,544	$2,525	$4,441

The table below summarizes the amortized cost of our securities available for sale at the dates indicated.

	Amortized Cost at December 31,
	2011	2010	2009
	(Dollars in Thousands)
U.S. Treasury securities and U. S. government agencies and corporations	$17,097	$60,585	$81,476
Bank eligible preferred and equities	2,277	2,427	2,577
Mortgage-backed securities	51,853	29,048	15,086
Corporate and other debt	13,902	17,294	23,684
States and political subdivisions	19,057	4,489	8,719
	$104,186	$113,843	$131,542

The book value and average yield of our securities, including securities available for sale, at December 31, 2011 by contractual maturity are reflected in the following table. Actual maturities, and the resulting cash flows, can differ significantly from contractual maturities because certain issuers may have the right to call or prepay debt obligations with or without call or prepayment penalties. The table below categorizes securities according to their contractual maturity, without regard for certain issuers having unilateral optional call provisions prior to the bond’s contractual maturity, which they may or may not exercise depending on the overall market level of interest rates at the call date. Our investment in bank eligible government sponsored entities, (“GSE”) consists of Fannie Mae, Freddie Mac and Sallie Mae fixed coupon exchange traded preferred stocks. During 2008, Fannie Mae and Freddie Mac preferred stocks were written-down by $18.9 million. These securities carry no book value. As these securities have no fixed maturity date they are separately identified. Mortgage-backed securities are also reported according to the contractual final maturity, without regard for the pre-payment characteristics of the underlying mortgages.

The table below summarizes the maturity distribution of our available for sale and our held to maturity securities at December 31, 2011.

	States and Political Subdivisions		Mortgage-Backed Securities		U. S. Treasury and other U. S. Agencies and Corporations
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Due in one year or less	$-	-%	$-	-%	$-	-%
Due one year through five years	540	7.36%	-	-%	52	4.38%
Due five years through ten years	7,090	3.12%	1,032	0.06%	2,178	2.48%
Due after ten years	12,971	4.07%	50,821	1.73%	14,867	3.30%
Bank eligible preferred and equities	-	-	-	-	-	-
Total	$20,601	3.83%	$51,853	1.70%	$17,097	3.20%

	Corporate Debt		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Due in one year or less	$-	-%	$-	-%
Due one year through five years	1,242	5.02%	1,834	5.69%
Due five years through ten years	-	-%	10,300	2.68%
Due after ten years	12,660	3.83%	91,319	2.61%
Bank eligible preferred and equities	-	-	2,277	6.97%
Total	$13,902	3.94%	$105,730	2.76%

As shown in the table above, no securities will mature in one year or less while $1.8 million, or 2%, will mature after one year but within five years. The average yield on the entire portfolio was 2.76% for 2011, compared to 3.42% for 2010, and 4.95% for 2009. The book value of the entire portfolio exceeded its market value by approximately $4.9 million at December 31, 2011, compared to $5.0 million at December 31, 2010, and $8.5 million at December 31, 2009.

Deposits and Short-Term Borrowings.  Our predominate source of funds has been retail deposit accounts. Our deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. Our deposits are provided by individuals and businesses generally located within the principal markets served.

As shown in the following table, average total deposits decreased by 8% in 2011, compared to a decrease of 2% in 2010, and a 5% increase in 2009. The average aggregate interest rate paid on deposits was 1.37% in 2011, versus 1.89% in 2010, and 2.69% in 2009. The majority (51%) of our deposits are higher yielding time deposits because many of our customers are individuals who seek higher yields than those offered on savings and demand accounts.

The following table is a summary of average deposits and average rates paid:

	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate	Average Balance	Interest Paid	Average Rate
Non-interest bearing demand	$36,057	$-	-%	$38,163	$-	-%	$39,168	$-	-%
Interest bearing demand	90,748	618	0.68%	81,799	743	0.91%	73,131	998	1.36%
Savings	40,041	266	0.66%	37,515	346	0.92%	32,937	396	1.20%
Certificates of deposit	171,426	3,745	2.18%	210,282	5,855	2.78%	231,372	8,734	3.77%
Total	$338,272	$4,629	1.37%	$367,759	$6,944	1.89%	$376,608	$10,128	2.69%

We do not solicit nor do we have any brokered deposits. Due to our “adequately capitalized” status, we are not permitted to accept brokered deposits without prior regulatory approval or offer interest rates on deposits that are significantly higher than the average rates in our market area.  The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2011:

Time Deposits > $100,000
(Dollars in Thousands)
Three months or less	$13,530
Three to six months	6,836
Six to twelve months	8,023
Over twelve months	20,493
$48,882

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence.  In addition, we are evaluating strategies regarding capital enhancements.  Such strategies could include capital offerings, continued reduction in assets, or further management of the securities portfolio.

The Bank was considered “adequately capitalized” for regulatory purposes as of December 31, 2011. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital, and Leverage ratios. Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in common equity accounts of consolidated subsidiaries, less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses and pre-tax net unrealized holding gains on certain equity securities. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.

The following tables show risk based capital ratios and stockholders’ equity to total assets for the Company and its principal subsidiary, Central Virginia Bank:

			December 31,
	Regulatory Minimum		2011	2010	2009	2008

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0%		10.1%	8.4%	9.2%	9.2%
Tier 1 risk-based capital	4.0%		8.8%	7.1%	8.0%	8.2%
Leverage ratio	4.0%		5.6%	5.1%	5.8%	6.6%
Stockholders’ equity to total assets	N/A		3.2%	2.8%	5.5%	4.2%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	9.8%	8.2%	8.8%	10.6%
Tier 1 risk-based capital	4.0%	6.0%	8.6%	6.9%	7.6%	9.6%
Leverage ratio	4.0%	5.0%	5.4%	4.9%	5.5%	7.7%

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by retaining earnings. During 2011, we recorded $0.8 million in net income, which has had a positive impact to capital; however, the losses incurred in 2010, 2009 and 2008 have reduced the capital such that the Bank is now considered “adequately capitalized”.  The primary reason for the increase in our capital ratios for 2011 is due to the net income recorded and the reduction in our risk-weighted assets as a result of the change in the asset mix in our investment portfolio and the decline in our loan portfolio.  The primary reason for the decrease in the Bank’s capital ratios during 2010 was due to the pretax net loss for 2010.

At December 31, 2011, total stockholders’ equity increased by $1.0 million to $12.6 million principally due to the recording of net income.  Total stockholders’ equity decreased $14.6 million in 2010 to $11.6 million from $26.2 million in 2009 principally due to the recordation of the deferred tax asset valuation allowance. The deferred tax asset valuation allowance is not considered in the capital ratios calculation. Total stockholders’ equity increased $5.9 million to $26.2 million in 2009 from $20.3 million in 2008 principally due to the issuance of preferred shares in January 2009.  Total stockholders’ equity decreased by $16.6 million to $20.3 million in 2008 from $36.9 million in 2007 principally due to write-down, net of tax, of the GSE and Lehman Brothers securities and an increase in the unrealized securities losses, net of tax, reflected in accumulated other comprehensive income. Due to the impact on the Bank’s capital ratios of the write-down of the GSE investments during 2008 and 2009 as well as the increase in provision for loan losses in 2009 and 2010, and also due to the requirements of our written agreement with the Federal Reserve and the Bureau of Financial Institutions, we may raise additional capital in the future.  At this time, we do not know what the nature of any capital raise will be, but we expect that it could be substantially dilutive to current shareholders. In addition to the capital raise, we are evaluating strategies regarding capital enhancements.  Such strategies could include continued reduction in assets or further management of the securities portfolio.

In January 2009, we elected to participate in the TARP Capital Purchase Program and issued $11,385,000 of 5% Cumulative Senior Preferred Stock to the U.S. Treasury. This additional capital partially replaced the reduction in capital as a result of the $19 million impairment write downs in 2008. The cost of the Senior Preferred dividend is approximately $570 thousand annually, which is currently being deferred.

There were no cash dividends on common stock paid in 2011 or 2010, compared to $436 thousand in 2009.  Tangible book value per common share was $0.36 at December 31, 2011, compared to $0.03 at December 31, 2010, and $5.64 at December 31, 2009.

As of September 30, 2010, management determined that an establishment of a 100% valuation allowance against our net deferred tax assets was prudent given our historical losses.  The valuation allowance totaled $14.8 million at December 31, 2011.  There is no impact on our calculation of Tier 1 Capital for regulatory purposes given the net deferred tax assets were already excluded from the calculation.

The Company’s principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As a result of the losses reported for 2010 and 2009, as of December 31, 2011, without prior regulatory approval, the Bank would not have had sufficient retained earnings available for distribution to the Company as dividends.

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

Additional sources of liquidity available to us include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates, borrowing from the Federal Home Loan Bank, purchasing of federal funds from correspondent banks, and selling securities under repurchase agreements to correspondent banks as well as commercial customers. To further meet our liquidity needs, we also have access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in assets.  We, over the past five years, have experienced 6% growth in average year to date deposits – from $286.0 million in 2006 to $302.2 million in 2011. During the same period, we have increased our borrowings 11% from an average of $42.3 million for 2006 to an average of $47.1 million for 2011. Finally over the same five year period we decreased our assets by 2% from an average of $409.7 million for 2006 to an average of $401.5 million for 2011.  For the past 12 months, we have decreased the average deposits to $302.2 million compared to $329.6 million in 2010, a 8% decrease.  During the same period, we have decreased our borrowings to $47.1 million compared to $52.5 million in 2010, a 10% decrease.  Finally, during the same 12 month period, we have decreased our assets to $401.5 million compared to $446.9 million in 2010, a 10% decrease.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

At December 31, 2011, we had a positive 3 month and a negative12-month period gap position, the cumulative gap to the one year point was positive. Since the largest amount of interest sensitive assets and liabilities mature or reprice within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

The following table summarizes our interest earning assets and interest bearing liabilities with respect to the earlier of their contractual repayment date or nearest repricing date at December 31, 2011:

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years or Non-sensitive	Total
EARNING ASSETS:
Federal funds sold	$38,859	$-	$-	$-	$38,859
Investment portfolio	35,018	9,632	35,094	21,104	100,848
Loans(1)	76,650	20,017	50,700	67,376	214,743
Total interest-earning assets	$150,527	$29,649	$85,794	$88,480	$354,450
FUNDING SOURCES
Deposits:
Interest bearing demand	$24,411	$11,822	$11,822	$48,052	$96,107
Savings	12,069	8,044	4,023	16,091	40,227
Certificates of deposit	46,613	60,761	51,661	-	159,035
Federal funds purchased and securities
sold under repurchase agreements	1,393	-	-	-	1,393
Other liabilities	5,155	-	40,000	2,738	47,893
Total interest-bearing liabilities	$89,641	$80,627	$107,506	$66,881	$344,655
Period gap	$60,886	$(50,978)	$(21,712)	$21,599	$9,795
Cumulative gap	60,886	$9,908	$(11,804)	$9,795
Ratio of cumulative gap to total earning assets	40.45%	33.42%	(13.76)%	11.07%

(1)	Of the amount of loans due after 12 months, $105.2 million had floating or adjustable rates of interest and $61.1 million had fixed rates of interest.

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

Contractual Obligations

The following table presents our contractual obligations at December 31, 2011 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
	(Dollars in Thousands)
Capital Trust Preferred Securities	$5,155	$-	$-	$-	$5,155
FHLB borrowings (1)	40,000	-	25,000	15,000	-
Securities sold under repurchase agreements	1,393	1,393	-	-	-
Total	$46,548	$1,393	$25,000	$15,000	$5,155

(1)
Federal Home Loan Bank advances generally are callable prior to the maturity date indicated above. If the advance is called, the advance can be, at our option, converted to another advance with a different interest structure, while maintaining the same maturity date. See Note 9 in Notes to Consolidated Financial Statements.  If the Company were to prepay the FHLB advances, the prepayment fee would have been approximately $3.7 million as of December 31, 2011.

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

Other Real Estate Owned (OREO):  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties.  We may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or repricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments in response to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. Our asset-liability management committee is comprised of the CEO, CFO, Senior Credit Officer and an independent director, and is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposures to this risk. Our board of directors reviews the guidelines established by the committee.  Interest rate risk is monitored through the use of four complimentary modeling tools: static gap analysis, dynamic gap simulation modeling, earnings simulation modeling and economic value simulation (net present value estimation). Each of the three simulation models measure changes under a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized or relied upon, since it does not effectively capture or measure the optionality characteristics of earning assets and funding sources nor does it effectively measure the earnings impact of changes in volumes and mix of these components on us. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis.

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

The following table represents the interest rate sensitivity of our net interest income (net interest income at risk) on a 12-month horizon using different rate scenarios as of December 31, 2011. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2011 data.

Change in Yield Curve	Cumulative Percentage Change in Net Interest Income from Base	Cumulative Dollar Change in Net Interest Income from Base
		(Dollars in Thousands)
+300 basis points	18.1%	$1,780
+200 basis points	12.0%	1,175
+100 basis points	6.3%	619
Base $9,828	-	-
-100 basis points	1.7%	168
-200 basis points	3.8%	375
-300 basis points	4.7%	458

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

The following chart reflects the change in net market value of equity, (economic value of equity at risk), by using December 31, 2011 data, over different rate environments with a one-year horizon.

Change in Yield Curve	Cumulative Percentage Change in Economic Value of Equity	Cumulative Dollar Change in Economic Value of Equity (Dollars in Thousands)
+300 basis points	(15.0)%	$(1,987)
+200 basis points	(7.7)%	(1,025)
+100 basis points	(0.4)%	(51)
Base $13,277	-	-
-100 basis points	(14.9)%	(1,976)
-200 basis points	(6.3)%	(831)
-300 basis points	8.9%	1,176

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

Our asset-liability management committee reviews deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and our overall interest sensitivity. The minutes of the committee are reported to the board of directors regularly. The periodic monitoring of interest rate risk, investment and trading activity, deposit pricing, funding and liquidity, along with any other significant transactions are managed by our Chief Financial Officer with input from other committee members.

The following table summarizes our dynamic gap model. The dynamic gap model attempts to forecast the cumulative difference between the maturity and repricing characteristics of interest sensitive assets and interest sensitive liabilities measured at various time intervals as well as under various interest rate scenarios

	Cumulative Dynamic Gap as a Percentage of Assets
Change in Yield Curve	Time Horizon 0 – 30 Days	Time Horizon 0 – 180 Days	Time Horizon 0 – 365 Days
+300 basis points	24.5%	21.0%	18.8%
+200 basis points	24.6%	21.2%	19.2%
+100 basis points	24.7%	21.6%	19.9%
Base	24.8%	23.6%	23.2%
-100 basis points	24.8%	24.1%	24.9%
-200 basis points	24.8%	24.6%	25.0%
-300 basis points	24.8%	24.7%	25.0%

The table below lists our performance for the years ended December 31, 2011 and 2010 on a quarterly basis.

Summary of Financial Results by Quarter
	2011
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$4,036	$4,055	$4,324	$4,591
Interest expense	1,378	1,564	1,645	1,750
Net interest income	2,658	2,491	2,679	2,841
Provision for loan losses	500	660	700	500
Non-interest income	942	1,470	1,343	994
Non-interest expense	2,980	2,994	3,228	3,078
Income before applicable income taxes	120	307	94	257
Applicable income taxes	-	-	-	-
Net Income	$120	$307	$94	$257

(Loss) Earnings per share, basic	$(0.02)	$0.06	$(0.03)	$0.04
(Loss) Earnings per share, diluted	$(0.02)	$0.05	$(0.03)	$0.04

Summary of Financial Results by Quarter
	2010
	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in Thousands)
Interest income	$4,647	$5,290	$5,412	$5,638
Interest expense	1,918	2,073	2,257	2,535
Net interest income	2,729	3,217	3,155	3,103
Provision for loan losses	2,662	1,903	2,905	315
Non-interest income	1,711	859	1,273	891
Non-interest expense	3,868	3,597	3,671	3,607
(Loss) income before applicable income taxes	(2,090)	(1,424)	(2,148)	72
Applicable income taxes (benefit)	10	10,706	(1,040)	(15)
Net (Loss) Income	$(2,100)	$(12,130)	$(1,108)	$87

(Loss) Earnings per share, basic	$(0.86)	$(4.69)	$(0.48)	$(0.03)
(Loss) Earnings per share, diluted	$(0.86)	$(4.69)	$(0.48)	$(0.03)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and report of independent registered public accounting firm thereon are filed as a part of this report following Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
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

We carried out an evaluation, as required by Exchange Act Rule 13a-5(b), under the supervision of and the participation with our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of this evaluation, our disclosure controls were effective.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

    The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders..

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

3.3	Bylaws as Amended and Restated (incorporated herein by reference to Exhibit 3.1 to theRegistrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated herein by reference toExhibit 1 to the Registrant’s Form 8-A filed with the SEC on May 2, 1994).
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

10.6
Written Agreement dated June 30, 2010 by and among Central Virginia Bankshares, Inc., Central Virginia Bank, the Federal Reserve Bank of Richmond, and the Commonwealth of Virginia State Corporation Commission, Bureau of Financial Institutions, (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2010).

10.7
Employment Agreement, dated as of December 21, 2010, by and between Central Virginia Bankshares, Inc., Central Virginia Bank, and Herbert E. Marth, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2010).

10.8	Form of Stock Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.9
Compensation Agreement, effective May 1, 2011, between Central Virginia Bank and Charles F. Catlett, III (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

10.10
Compensation Agreement, effective November 1, 2011, between Central Virginia Bank and Charles F. Catlett, III (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	TARP Certification of Chief Executive Officer (filed herewith).
99.2	TARP Certification of Chief Financial Officer (filed herewith).

101
The following materials from the Central Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in
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

DECEMBER 31, 2011

To the Shareholders and Board of Directors
Central Virginia Bankshares, Inc.
Powhatan, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Central Virginia Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for the three years ended December 31, 2011, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Virginia Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the three years ended December 31, 2011, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 30, 2012

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Balance Sheets (Dollars in thousands except share and per share amounts)
December 31,	2011	2010
ASSETS
Cash and due from banks	$7,486	$7,582
Federal funds sold	38,859	6,279
Total cash and cash equivalents	46,345	13,861

Securities available for sale, at fair value	99,304	108,798
Securities held to maturity, at amortized cost (fair value 2011 – $1,572; 2010 - $2,541)	1,544	2,525
Total securities	100,848	111,323

Mortgage and SBA loans held for sale	307	1,854

Loans, net of unearned income	224,065	261,449
Allowance for loan losses	(9,322)	(10,524)
Loans, net	214,743	250,925

Bank premises and equipment, net	8,117	8,650
Accrued interest receivable	1,268	1,528
Bank owned life insurance	10,625	10,232
Other real estate owned, net of valuation allowance of $279 and $93, respectively	6,809	2,394
Other assets	6,295	8,375
Total other assets	33,114	31,179
Total Assets	$395,357	$409,142

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Balance Sheets
(Dollars in thousands except share and per share amounts)

December 31,	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand deposits	$37,473	$35,370
Interest bearing demand deposits, MMDA, and NOW accounts	96,107	82,802
Savings deposits	40,227	38,569
Certificates of deposit under $100,000	110,153	128,729
Certificates of deposit $100,000 and over	48,882	60,592
Total deposits	332,842	346,062

Securities sold under repurchase agreements	1,393	2,973

FHLB term borrowings	40,000	40,000
Capital trust preferred securities	5,155	5,155
Total long-term borrowings	45,155	45,155
Total borrowings	46,548	48,128

Accrued interest payable	665	554
Other liabilities	2,738	2,804
Total liabilities	382,793	397,548
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock, Series A, cumulative,$1.25 par value; $1,000 liquidation value; 1,000,000 authorized shares; 11,385 shares issued and outstanding in 2011 and 2010, respectively	11,385	11,385
Common stock, $1.25 par value; 30,000,000 shares authorized, in 2011 and
2010, and 2,673,666 (includes 47,689 of restricted stock awards) and 2,622,529 shares issued and outstanding in 2011 and 2010, respectively	3,282	3,278
Surplus	16,924	16,899
Retained deficit	(14,358)	(15,063)
Common stock warrant	412	412
Discount on preferred stock	(199)	(272)
Accumulated other comprehensive loss, net	(4,882)	(5,045)
Total stockholders’ equity	12,564	11,594
Total Liabilities and Stockholders’ Equity	$395,357	$409,142
 See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Operations
(Dollars in thousands except share and per share data)
Years Ended December 31,	2011	2010	2009
Interest income:
Interest and fees on loans	$13,802	$16,132	$17,909
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations	1,904	3,274	4,390
States and political subdivisions	442	487	768
Corporate and other	817	1,063	2,342
Federal funds sold	41	32	21
Total interest income	17,006	20,988	25,430
Interest expense:
Interest on deposits	4,629	6,944	10,128
Interest on borrowings:
Federal funds purchased and securities sold
under repurchase agreements	9	22	213
FHLB borrowings	1,532	1,653	1,792
Other short-term borrowings	-	-	116
Capital trust preferred securities	167	164	189
Total interest expense	6,337	8,783	12,438
Net interest income	10,669	12,205	12,992
Provision for loan losses	2,360	7,784	9,512
Net interest income after provision for loan losses	8,309	4,421	3,480
Non-interest income
Deposit fees and charges	1,382	1,663	1,841
Other service charges, commissions and fees	908	881	924
Increase in cash surrender value of life insurance	394	440	434
Realized gains (losses) on sales/calls of securities	1,836	1,493	(268)
Other	229	257	249
Total non-interest income	4,749	4,734	3,180

Non-interest expenses:
Salaries and benefits	4,958	5,733	6,713
Occupancy expense	1,118	1,148	1,165
Furniture and equipment expenses	595	725	763
FDIC premiums	1,022	1,163	1,153
Loss on write-down of securities (1)	13	255	6,746
Loss on other real estate owned and costs of operation	625	992	-
Other operating expenses	3,949	4,729	3,478
Total non-interest expenses	12,280	14,745	20,018
Income (loss) before income taxes	778	(5,590)	(13,358)
Income tax expense (benefit)	-	9,661	(4,192)
Net income (loss)	$778	$(15,251)	$(9,166)
Effective dividend on preferred stock	642	642	590
Net income (loss) available to common shareholders	$136	$(15,893)	$(9,756)
Basic income (loss) per common share	$0.05	$(6.06)	$(3.74)
Diluted income (loss) per common share	$0.05	$(6.06)	$(3.74)

See Notes to Consolidated Financial Statements.

(1)
Loss on write-down of securities consists of other-than-temporary impairment losses of $1.5 million, $2.4 million and $9.1 million of which $1.4 million, $2.1 million and $2.3 million is recognized in other comprehensive income and a net impairment loss of $13 thousand, $255 thousand and $6.7 million is recognized in earnings for 2011, 2010 and 2009, respectively.

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$778	$(15,251)	$(9,166)
Other comprehensive income:
Unrealized holding gains (losses) arising during the period, net of deferred income taxes of $-, $- and $52	$1,986	$1,853	$(100)
Reclassification adjustment for (gains) losses included in net income, net of deferred income taxes of $-, $- and $91	(1,836)	(1,493)	177
Reclassification adjustment for loss on write-down of securities, net of deferred income taxes of $-, $- and $2,294	13	255	4,452
Other comprehensive income	$163	$615	$4,529

Comprehensive income (loss)	$941	$(14,636)	$(4,637)

CENTRAL VIRGINIA BANKSHARES, INC
Consolidated Statements of Stockholders’ Equity
(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2011, 2010 and 2009	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)	Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2008	$-	$3,245	$16,871	$10,381	$-	$-	$(10,189)	$20,308
Net loss	-	-	-	(9,166)	-	-	-	(9,166)
Other comprehensive income	-	-	-	-	-	-	4,529	4,529
Issuance of 11,385 shares of preferred stock	11,385	-	(37)	-	412	(412)	-	11,348
Accretion of preferred stock discount	-	-	-	(67)	-	67	-	-
Dividends paid on preferred stock	-	-	-	(451)	-	-	-	(451)
Issuance of 22,126 shares of common stock
pursuant to dividend reinvestment plan	-	28	59	-	-	-	-	87
Cash dividends declared, $.1675 per share	-	-	-	(436)	-	-	-	(436)
Balance, December 31, 2009	$11,385	$3,273	$16,893	$261	$412	$(345)	$(5,660)	$26,219
Net loss	-	-	-	(15,251)	-	-	-	(15,251)
Other comprehensive income	-	-	-	-	-	-	615	615
Accretion of preferred stock discount	-	-	-	(73)	-	73	-	-
Issuance of 4,183 shares of common stock
pursuant to dividend reinvestment plan	-	5	6	-	-	-	-	11
Balance, December 31, 2010	$11,385	$3,278	$16,899	$(15,063)	$412	$(272)	$(5,045)	$11,594
Net income	-	-	-	778	-	-	-	778
Other comprehensive income	-	-	-	-	-	-	163	163
Accretion of preferred stock discount	-	-	-	(73)	-	73	-	-
Compensation expense for restricted stock	-	-	25	-	-	-	-	25
Issuance of 1,191 shares of common stock
pursuant to employment agreement	-	1	-	-	-	-	-	1
Issuance of 2,257 shares of common stock
pursuant to dividend reinvestment plan	-	3	-	-	-	-	-	3
Balance, December 31, 2011	$11,385	$3,282	$16,924	$(14,358)	$412	$(199)	$(4,882)	$12,564

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Years Ended December 31,	2011	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$778	$(15,251)	$(9,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	572	676	759
Amortization	15	15	15
Deferred income taxes	-	9,672	(2,177)
Provision for loan losses	2,360	7,784	9,512
Compensation expense for restricted stock	25	-	-
Amortization and accretion on securities, net	414	367	330
Realized (gain) loss on sales/calls of securities available for sale	(1,836)	(1,493)	268
Realized loss on sale of other real estate owned	90	85	-
Loss on write-down of securities	13	255	6,746
Loss on devaluation of other real estate owned	282	835	-
Increase in cash value of life insurance	(394)	(440)	(434)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Mortgage and SBA loans held for sale	1,547	289	(1,041)
Accrued interest receivable	260	887	393
Other assets	1,930	4,576	(2,810)
Increase (decrease) in liabilities:
Accrued interest payable	111	549	(72)
Other liabilities	70	(327)	(1,392)
Net cash provided by operating activities	6,237	8,479	931

Cash Flows From Investing Activities
Proceeds from calls and maturities of securities held to maturity	475	1,927	640
Proceeds from calls and maturities of securities available for sale	80,616	41,635	51,716
Proceeds from sales of securities held to maturity	498	-	-
Proceeds from sales of securities available for sale	131,044	55,406	56,030
Purchase of securities available for sale	(200,586)	(79,908)	(90,332)
Net decrease (increase) in loans made to customers	28,194	20,789	(4,740)
Proceeds from sales of other real estate owned	841	2,313	916
Net purchases of premises and equipment	(39)	(96)	(133)
Acquisition of restricted securities and other investments	-	-	(106)
Net cash provided by investing activities	41,043	42,066	13,991

See Notes to Consolidated Financial Statements.

(Continued)

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

Years Ended December 31,	2011	2010	2009

Cash Flows From Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	17,066	1,392	28,929
Net (decrease) increase in time deposits	(30,286)	(40,856)	8,634
Net (decrease) increase in federal funds purchased and
securities sold under repurchase agreements	(1,580)	266	(40,595)
Net payment on FHLB borrowings	-	(10,000)	(9,500)
Net payment from short-term loan	-	-	(7,000)
Net proceeds from issuance of preferred stock	-	-	11,348
Net proceeds from issuance of common stock	4	11	87
Dividends paid on preferred stock	-	-	(451)
Dividends paid on common stock	-	-	(436)
Net cash used in financing activities	(14,796)	(49,187)	(8,984)
Increase in cash and cash equivalents	32,484	1,358	5,938
Cash and cash equivalents, beginning	13,861	12,503	6,565
Cash and cash equivalents, ending	$46,345	$13,861	$12,503
Supplemental Disclosures of Cash Flow Information
Interest paid	$6,226	$8,234	$12,509
Income taxes paid	-	-	382
Supplemental Disclosures of Noncash Investing and Financing Activities
Unrealized gain on securities available for sale	$163	$615	$6,861
Loans transferred to other real estate owned	5,628	2,052	3,341

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc., and Central Virginia Bankshares Statutory Trust I. All significant intercompany transactions and balances have been eliminated in consolidation. ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155 thousand at December 31, 2011. The subordinated debt of the Trust is reflected as a liability on the Company’s consolidated balance sheet.

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

Correction of an immaterial error:  During the first quarter of 2011, the Company discovered an immaterial error in the accounting for the deferral of quarterly dividends on the Fixed Rate Cumulative Preferred Stock, Series A.  It was determined that a liability for the payment of such deferred dividends should not have been accrued since the dividend had not been declared to be paid.  Correction of this error would have decreased accrued interest payable and increased retained earnings in the amount of $569 thousand as of December 31, 2010.  Correction of this error would not have impacted net income, earnings per share or any bank capital ratio calculations.  In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), the Company has determined this error to be immaterial and has therefore chosen to revise the December 31, 2010 Consolidated Balance Sheet and the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2010 presented in this document.  SAB 108 does not require restatement of previously filed financial statements for corrections of immaterial errors.

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

The Bank maintains cash accounts with other commercial banks. The amount of these deposits at December 31, 2011 exceeded the insurance limit of the FDIC by $1.7 million. The Bank has not experienced any losses in such accounts. The Bank is required to maintain average reserve and clearing balances in cash or on deposit with the Federal Reserve Bank. The total of these balances was approximately $50 thousand at both December 31, 2011 and 2010.

Securities:  Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent.  Currently all of the Company’s investment securities are classified as either held to maturity or available for sale.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold them until maturity or on a long-term basis. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Sales of these securities are generally not permitted, however if a sale occurs, gains and losses on the sale of such securities are determined by the specific identification method.  A sale of a held to maturity security could occur if the security’s investment grade rating fell below the Company’s acceptable investment policy standards.  Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Mortgage loans held for sale: Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or market determined on an aggregate basis. The Bank does not retain mortgage servicing rights on loans held for sale. Substantially all mortgage loans held for sale are pre-sold to the Bank's mortgage correspondents. All sales are made without recourse.  The Bank ceased all mortgage banking activities on January 1, 2011.  At December 31, 2010, $1.5 million in mortgage loans held for sale were awaiting funding from the investor.

United States SBA Loan Certificates held for sale: The Company, through a business arrangement with Community Bankers Securities (“CBS”), provides temporary short-term financing for United States Government Small Business Administration Guaranteed Interest Certificates (“Certificates”) until such times as the Certificates can be aggregated into a U.S. Small Business Administration Guaranteed Loan Pool (“Pool”) by CBS. Upon assembling the requisite number of Certificates that aggregate the desired principal amount and yield, CBS repurchases the Certificates from the Bank, transferring them to the exclusive Fiscal and Transfer Agent (“FTA”) receiving in exchange, a security backed by the pool of Certificates, which is then sold by CBS to the end investor. As the Certificates represent the guaranteed portion of SBA loans, they are reported as loans held for sale. SBA loans held for sale were $307 thousand and $339 thousand as of December 31, 2011 and 2010, respectively.

Rate lock commitments:  As of January 1, 2011 the Company ceased the origination of residential mortgage loans; however, during 2010, the Company was an active residential mortgage lender.  The Company occasionally entered into a commitment to originate residential mortgage loans whereby the interest rate on the loan was determined prior to funding (i.e., rate lock commitments). The period of time between issuance of a loan commitment and closing and sale of the loan generally ranged from 15 to 90 days. The Company protected itself from changes in interest rates by simultaneously entering into loan purchase agreements with third party investors that provided for the investor to purchase loans at the same terms (including interest rate) as committed to the borrower. Under the contractual relationship with the purchaser of each loan, the Company was obligated to sell the loan to the purchaser only if the loan closed. No other obligation existed. As a result of those contractual relationships with purchasers of loans, the Company was not exposed to losses nor would it realize gains related to its rate lock commitments due to changes in interest rates.

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

All current year interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. All prior year accrued interest not collected is charged off against the allowance for loan losses.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses: The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date.  Management uses a disciplined process and methodology to establish the allowance for loan losses each quarter.  To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to the following portfolio segments: (1) the commercial loan portfolio, (2) the construction loan portfolio, (3) the residential real estate portfolio (mortgage and home equity), (4) the commercial real estate portfolio, and (5) the consumer loan portfolio (installment and bank cards).  Each segment of loan requires significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components. The specific component is related to doubtful and certain substandard loans. The general component covers non-classified, special mention, and certain sub-standard loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, construction and commercial mortgage loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment.

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience, quantitative and other mathematical techniques over the loss emergence period.  Each loan segment exercises significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  The Company uses a vendor supplied model in this process.  Management must use judgment in establishing additional input metrics, as described below, for the modeling process.  The model and assumptions used to determine the allowance are reviewed by the Asset and Liability Committee.  The Board provides final approval on the methodology used for the model.

The following is how management determines the balance of the allowance account for each segment or class of loans.

Commercial loans.  Commercial loans are pooled by portfolio segment and a historical loss percentage as well as an estimated years for impairment is applied.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  In addition, adversely rated non-impaired loans are applied a higher percentage of the historical loss percentage as the risk rating worsens.  The estimated years for impairment are based on historical loss experience over the loss emergence period.  At December 31, 2011, the estimated years for impairment for commercial loans were 24 months.

Based on credit risk assessment and management’s analysis of leading predictors of losses, additional adjustment factors may be applied to loan balances.  At December 31, 2011, management did not apply additional adjustment factors since the historical loss factors accurately reflected expected future losses.

Construction loans.  Construction loans are pooled by portfolio class and a historical loss percentage, as well as an estimated years for impairment, is applied to each class.   Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. In addition, adversely rated non-impaired loans are applied a higher percentage of the historical loss percentage as the risk rating worsens.  The estimated years for impairment are based on historical loss experience modeling over the loss emergence period.  At December 31, 2011, the estimated years for impairment for construction loans were 12 – 15 months.

Based on credit risk assessment and management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances.  At December 31, 2011, management applied additional adjustment factors based on the collateral position of the Company in relation to the loan portfolio, seasoning of the portfolio with little to no new originations, historical loss trends, and management’s estimates on expected losses.

Residential real estate loans.  Residential real estate loans consist of real estate residential mortgages and home equity loans and are pooled by portfolio class and a historical loss percentage, as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  In addition, past due loans are applied a higher rate of the historical loss percentage as the past due status worsens.  The estimated years for impairment are based on historical loss experience over the loss emergence period.  At December 31, 2011, the estimated years for impairment for each class were as follows:

Mortgages – 12 Months
Home Equity – 12 Months

Based on management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances.  At December 31, 2011, management did not apply additional adjustment factors since the historical loss factors accurately reflected expected future losses.

Commercial real estate loans: Commercial real estate loans consist of loans secured by property and may be either owner occupied or non-owner occupied, and is pooled by portfolio class and a historical loss percentage, as well as an estimated years for impairment is applied to each class. Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. In addition, adversely rated non-impaired loans are applied a higher rate of the historical loss percentage as the risk rating worsens. The estimated years for impairment are based on historical loss experience over the loss emergence period.  At December 31, 2011, the estimated years for impairment for commercial real estate loans was 12 - 24 months.

Based on management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances. At December 31, 2011, management applied additional adjustment factors based on deterioration of performance in the market and management’s estimates on expected losses.

Installment and Bank Cards.  Consumer loans (installment and bank cards) are pooled by portfolio class and an historical loss percentage is applied to each class.   Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. In addition, past due loans are applied a higher rate of the historical loss percentage as the past due status worsens.  The estimated years for impairment are based on historical loss experience modeling over the loss emergence period.  At December 31, 2011, the estimated years for impairment for consumer loans was 18 months.

Based on credit risk assessment and management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances.  At December 31, 2011, management applied adjustments based on risks inherent with consumer loans, current unemployment rate for the region and management’s estimates on expected losses.

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions and collateral value, among other influences.  From time to time, events or economic factors may affect the loan losses.  The Company’s allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends driving statistically modeled reserves.  Outsourced independent loan review periodically evaluates these risk ratings.

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

The Board of Directors will receive and review a report of all charged-off loans and the total amount of charge-offs at each monthly meeting of the Board.

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

Other real estate owned: Other real estate owned represents properties acquired through foreclosure or other proceedings. Other real estate is initially recorded at the lower of the carrying amount or fair value less estimated costs to sell and any deficiency is recorded through the allowance for loan losses. Foreclosed real estate is evaluated periodically to ensure the carrying amount is supported by its current net realizable fair value.  Subsequent declines in value are recorded as a loss on devaluation of other real estate owned.  At December 31, 2011 the Bank held other real estate owned totaling $6.8 million and held $2.4 million at December 31, 2010.  Revenue and expenses from operations are included in loss on other real estate owned.

Public relations and marketing costs: Public relations and marketing costs are generally expensed as incurred.

Intangible assets: Intangible assets, which for the Bank are the cost of acquired customer accounts, are amortized on a straight-line basis over the expected periods of benefit.  The balance of intangible assets, net of accumulated amortization was $67 thousand and $82 thousand as of December 31, 2011 and 2010, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of December 31, 2011 and 2010, the Company has no liability accrued for unrecognized tax benefits.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statement of operations.  The Company had IRS examinations completed through 2009 that resulted in no change.

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

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share represents income (loss) available to common stockholders, which includes the effective dividend on preferred stock, divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  See Note 19.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains (losses) on securities available for sale, and unrealized losses related to factors other than credit on debt securities, recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications:  Certain items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:  In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20,  "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses."  The new disclosure guidance significantly expands the existing requirements and lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, "Intangible – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations."  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, "Receivables Topic 310 - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20."  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.  The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, "Interactive Data to Improve Financial Reporting", which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

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

In April 2011, the FASB issued ASU 2011-02, "Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring."  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2.  Regulatory Matters

Over the past four years, the Company’s capital position has been negatively impacted by deteriorating economic conditions that in turn has caused losses in its investment and loan portfolios. As a result of a 2009 examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, the Company entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve. The written agreement requires the Company to significantly exceed the capital level required to be classified as “well capitalized.” It also provides that the Company shall:

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

The Company has complied with the requirements of the written agreement, including submitting plans to significantly exceed the capital level required to be classified as “well capitalized”, improve corporate governance, strengthen board oversight of management and operations, strengthen credit risk management and administration, and improve asset quality.  The Company continues to address the requirements of the written agreement,  and with the exception of completing a capital raise, the Company is substantially in compliance with a majority of the requirements of the written agreement.

In addition, the Company is evaluating strategies regarding capital enhancements.  Such strategies could include capital offerings, continued reduction in assets, or further management of the securities portfolio.

Note 3. Securities

The amortized cost, gross unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2011 and 2010 are summarized as follows:

	2011
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$195	$23	$-	$218
U.S. government agencies and corporations	16,902	137	-	17,039
Bank eligible preferred and equities	2,277	112	(425)	1,964
Mortgage-backed securities (1)	51,853	421	(58)	52,216
Corporate and other debt	13,902	82	(5,135)	8,849
States and political subdivisions	19,057	260	(299)	19,018
	$104,186	$1,035	$(5,917)	$99,304

	2010
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$30,121	$18	$-	$30,139
U. S. government agencies and corporations	30,464	310	(64)	30,710
Bank eligible preferred and equities	2,427	150	(403)	2,174
Mortgage-backed securities (1)	29,048	383	(206)	29,225
Corporate and other debt	17,294	49	(5,187)	12,156
States and political subdivisions	4,489	26	(121)	4,394
	$113,843	$936	$(5,981)	$108,798
(1)	At December 31, 2011 and 2010, GNMA securities represented 90% and 86% of the total market value of mortgage-backed securities, respectively.

The following table presents the amortized cost and approximate fair value of securities available for sale as of December 31, 2011, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in 000’s)	Amortized Cost	Approximate Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,294	1,182
Due after five years through ten years	10,300	10,301
Due after ten years	90,315	85,857
Bank eligible preferred and equities	2,277	1,964
	$104,186	$99,304

The gross realized gains, losses and tax effect of such sales and redemptions of securities in 2011, 2010 and 2009, respectively, are shown below.

(Dollars in 000’s)	2011	2010	2009
Gross realized gains	$1,899	$1,841	$1,892
Gross realized losses	63	348	2,160
Net realized gain (loss)	1,836	1,493	(268)

Tax effect of net realized gain (loss)	$-	$-	$(91)

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds. As of December 31, 2011, there were $10.2 million in securities related to 19 individual securities that had been in a continuous loss position for more than 12 months. Additionally, these 19 securities had an unrealized loss of $5.6 million and consisted primarily of corporate and other debt. In the second quarter of 2009, the Company adopted ASC 320-10-65 Transition Related to FSP FAS 115-2 and FAS 124-2,Recognition and Presentation of Other-Than-Temporary Impairments that amended other-than-temporary impairment (“OTTI”) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

During each quarter and at year-end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, managements’ judgment, expectations of future performance and relevant industry research and analysis.

The following tables present the gross unrealized losses and fair values as of December 31, 2011 and 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	December 31, 2011
(Dollars in 000’s)	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
Bank eligible preferred and
equities	$115	$(10)	$1,662	$(415)	$1,777	$(425)
Mortgage-backed securities	13,784	(58)	-	-	13,784	(58)
Corporate and other debt	-	-	8,525	(5,135)	8,525	(5,135)
States and political
subdivisions	13,296	(299)	-	-	13,296	(299)
	$27,195	$(367)	$10,187	$(5,550)	$37,382	$(5,917)
	December 31, 2010
(Dollars in 000’s)	Less than Twelve Months		Twelve Months or Longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses	Approximate Fair Value	Unrealized Losses
U.S. Treasury securities	$29,000	$-	$-	$-	$29,000	$-
U. S. government agencies
and corporations	2,965	(28)	1,964	(36)	4,929	(64)
Bank eligible preferred and
equities	74	(1)	1,825	(402)	1,899	(403)
Mortgage-backed securities	11,213	(206)	-	-	11,213	(206)
Corporate and other debt	1	(62)	11,404	(5,125)	11,405	(5,187)
States and political
subdivisions	2,057	(92)	226	(29)	2,283	(121)
	$45,310	$(389)	$15,419	$(5,592)	$60,729	$(5,981)

 As of December 31, 2011, the Company had three pooled trust preferred securities that were deemed to be completely OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $1 thousand and an unrealized loss of $3.6 million, of which $1 thousand was recognized in other comprehensive loss and $3.6 million which has been recognized in earnings. The following table provides further information on these three securities as of December 31, 2011:

(Dollars in 000’s) Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Fair Value	Unrealized Loss	Cumulative Other Comprehensive (Gain)	Amount of OTTI Related to Credit Loss
PreTSL XVI	D	NR	$1,553	$-	$1,553	$-	$1,553
ALESC 6A	D-1	Ca	1,035	1	1,034	(1)	1,035
SLOSO 2007	A3F	C	1,000	-	1,000	-	1,000
			$3,588	$1	$3,587	$(1)	$3,588

 As of December 31, 2011, the Company had five pooled trust preferred securities that were deemed to be partially OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $1.9 million and an unrealized loss of $4.9 million, of which $1.4 million was recognized in other comprehensive loss and $3.4 million which has been recognized in earnings. The following table provides further information on these five securities as of December 31, 2011:

(Dollars in 000’s) Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Gain) Loss	Amount of OTTI Related to Credit Loss
PreTSL II	Mez	Ca	$2,310	$571	$1,739	$119,000	48.3%	(69.94)%	BROKEN	$363	$1,376
PreTSL XII	B-3	Ca	2,011	504	1,507	$247,100	33.9%	(37.33)%	BROKEN	728	779
PreTSL XXIII	D-1	NR	1,000	56	944	$343,500	26.8%	(26.37)%	BROKEN	(56)	1,000
Preferred CPO Ltd	B/C	Ba3	344	256	88	$26,100	43.2%	(22.69)%	BROKEN	67	21
Reg Div Fund	Senior	Ca	1,088	497	591	$53,000	35.0%	(30.00)%	BROKEN	345	246
			$ 6,753	$ 1,884	$ 4,869					$ 1,447	$ 3,422
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

As of December 31, 2011, the Company had three pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.2 million. The following table provides further information on these securities as of December 31, 2011:

(Dollars in 000’s) Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss	Amount of OTTI Related to Credit Loss
PreTSL XXIII (3)	C-2	C	$498	$154	$344	$343.500	26.8%	(14.71)%	BROKEN	$344	$ -
i-PreTSL III	B-3	B2	1,500	640	860	$58,400	18.0%	7.56%	$21,474	860	-
i-PreTSL IV	B-2	Ba2	1,000	373	627	$23,000	8.4%	10.46%	$26,114	627	-
			$ 2,998	$1,167	$1,831					$1,831	$ -
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

(3)	While there is a negative excess subordination, the projected discounted cash flows at contractual rate exceed the amortized cost of the security; therefore, there is no OTTI on the security.

 During 2009, the Company recorded OTTI related to its investments in Collateralized Debt Obligations (CDO’s) of $6.7 million.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.7 million at December 31, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized.  FHLB stock is included with other assets on the balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

(Dollars in 000’s)	Year-ended December 31, 2011	Year-ended December 31, 2010
Balance, beginning of period	$25,900	$25,645
Additions:
Initial credit impairments	-	255
Subsequent credit impairments	13	-

Balance, end of period	$25,913	$25,900

Available for Sale Securities with an amortized cost of $18.0 million and $4.5 million and a market value of $18.1 million and $4.5 million and Held to Maturity Securities with an amortized cost of $1.4 million and $1.8 million and a market value of $1.4 million and $1.8 million at December 31, 2011 and 2010, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and for public deposits and for other purposes as required or permitted by law.

Securities Held to Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities being held to maturity at December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
States and political subdivisions	$1,544	$28	$-	$1,572

	December 31, 2010
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
States and political subdivisions	$2,525	$16	$-	$2,541

The amortized cost and approximate fair value of securities being held to maturity at December 31, 2011, by contractual maturity, are shown below.

(Dollars in 000’s)	Amortized Cost	Approximate Market Value
Due in one year or less	$-	$-
Due after one year through five years	540	543
Due after ten years	1,004	1,029
	$1,544	$1,572

During the year ended December 31, 2011, the Company sold a held to maturity municipal security with a carrying value of $501 thousand.  The Company sold the security because the security’s investment grade rating fell below the Company’s acceptable investment policy standards.  The security was sold for $498 thousand and a loss of $3 thousand was recorded relating to the sale.

Note 4. Loans

Major classification of gross loans, unearned discount and allowance for loan losses at December 31, 2011 and 2010 are as follows:

(Dollars in 000’s)	December 31,
	2011	2010
Commercial	$23,574	$34,550
Real estate:
Residential	66,611	74,772
Commercial	62,499	65,526
Home equity	24,739	22,675
Construction	42,801	58,199
Bank cards	967	998
Installment	3,021	4,731
	224,212	261,451
Less unearned income	(147)	(2)
	224,065	261,449
Allowance for loan losses	(9,322)	(10,524)
Loans, net	$214,743	$250,925

At December 31, 2011 and 2010, overdraft demand deposit accounts totaling $111 thousand and $89 thousand, respectively, were reclassified as loans within the Installment loan category.

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
Sub-Standard – Deteriorating financial position of borrower, possibility of loss exists if corrective action is not taken;
Doubtful – Bankruptcy exists or is highly probable; and
Loss – Borrowers deemed incapable of repayment of debt.

The following table represents credit exposures by internally assigned grades for the year ended December 31, 2011.

	December 31, 2011
(Dollars in 000’s)	Commercial	Real Estate - Residential	Real Estate - Commercial	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$9,203	$5,089	$19,602	$1,756	$1,309	$-	$10	$36,969
Weak Pass	6,725	12,458	29,783	1,876	6,974	-	4	57,820
Special Mention	3,958	907	6,896	104	6,376	-	-	18,241
Sub-Standard	3,166	8,824	6,218	814	26,832	-	257	46,111
Doubtful	65	-	-	-	-	-	-	65
Loss	-	8	-	-	3	-	-	11
Total	$23,117	$27,286	$62,499	$4,550	$41,494	$-	$271	$159,217

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	December 31, 2011
	Performing	Non-Performing	Total
Commercial	$398	$59	$457
Real Estate – Residential	37,241	2,084	39,325
Real Estate – Commercial	-	-	-
Real Estate – Home Equity	19,988	201	20,189
Real Estate - Construction	1,238	69	1,307
Bank Cards	933	34	967
Installment	2,438	312	2,750
Total	$62,236	$2,759	$64,995

The following table represents credit exposures by internally assigned grades for the year ended December 31, 2010.

	December 31, 2010
(Dollars in 000’s)	Commercial	Real Estate - Residential	Real Estate - Commercial	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$11,841	$6,009	$25,699	$1,775	$1,871	$-	$10	$47,205
Weak Pass	12,252	14,587	29,511	1,373	9,289	-	17	67,029
Special Mention	1,560	1,043	4,010	-	8,693	-	241	15,547
Sub-Standard	8,562	8,377	6,087	301	36,807	-	19	60,153
Doubtful	180	326	-	-	-	-	-	506
Total	$34,395	$30,342	$65,307	$3,449	$56,660	$-	$287	$190,440

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	December 31, 2010
	Performing	Non-Performing	Total
Commercial	$91	$64	$155
Real Estate – Residential	41,718	2,712	44,430
Real Estate – Commercial	219	-	219
Real Estate – Home Equity	19,116	110	19,226
Real Estate - Construction	1,309	230	1,539
Bank Cards	967	31	998
Installment	4,288	156	4,444
Total	$67,708	$3,303	$71,011

Changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 were as follows:

(Dollars in 000’s)	December 31,
	2010	2009
Balance, beginning	$10,814	$3,796
Provision charged to operations	7,784	9,512
Loans charged off	(8,392)	(2,530)
Recoveries	318	36
Balance, ending	$10,524	$10,814

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 and the Company’s recorded investment in loans as of December 31, 2011 related to each balance in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31, 2011
(Dollars in 000’s)	Commercial	Real Estate - Residential	Real Estate - Commercial	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Beginning balance	$2,416	$1,543	$596	$224	$5,621	$13	$111	$10,524
Recoveries credited to allowance	4	5	7	1	1	3	20	41
Loans charged-off	(431)	(800)	(21)	(124)	(2,164)	(10)	(53)	(3,603)
Provision for loan losses	(289)	208	68	(19)	1,958	12	422	2,360
Ending balance - allowance for loan loss	$1,700	$956	$650	$82	$5,416	$18	$500	$9,322

Period-end amount allocated to:
Loans individually evaluated for impairment	$765	$199	$269	$-	$579	$-	$233	$2,045
Loans collectively evaluated for impairment	935	757	381	82	4,837	18	267	7,277
Ending balance – allowance for loan loss	$1,700	$956	$650	$82	$5,416	$18	$500	$9,322

Ending balance – loans	$23,574	$66,611	$62,499	$24,739	$42,801	$967	$3,021	$224,212

Loans individually evaluated for impairment	$4,549	$4,731	$5,552	$-	$18,340	$-	$233	$33,405
Loans collectively evaluated for impairment	19,025	61,880	56,947	24,739	24,461	967	2,788	190,807
Ending balance – loans	$23,574	$66,611	$62,499	$24,739	$42,801	$967	$3,021	$224,212

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 and the Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31, 2010
(Dollars in 000’s)	Commercial	Real Estate - Residential	Real Estate - Commercial	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Ending balance - allowance for loan loss	$2,416	$1,543	$596	$224	$5,621	$13	$111	$10,524

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,216	$605	$133	$-	$2,623	$-	$-	$4,577
Loans collectively evaluated for impairment	1,200	938	463	224	2,998	13	111	5,947
Ending balance – allowance for loan loss	$2,416	$1,543	$596	$224	$5,621	$13	$111	$10,524

Ending balance – loans	$34,550	$74,772	$65,526	$22,675	$58,199	$998	$4,731	$261,451

Loans individually evaluated for impairment	$8,689	$5,856	$6,038	$-	$38,236	$-	$-	$58,819
Loans collectively evaluated for impairment	25,861	68,916	59,488	22,675	19,963	998	4,731	202,632
Ending balance – loans	$34,550	$74,772	$65,526	$22,675	$58,199	$998	$4,731	$261,451

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

Year-end impaired loans as of December 31, 2011 are set forth in the following table.

	December 31, 2011
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,190	$3,225	$-	$2,661	$176
Real estate:
Residential	2,997	3,083	-	2,538	141
Commercial	4,771	4,771		3,464	258
Construction	14,790	14,869	-	11,409	543

With an allowance recorded:
Commercial	$1,359	$1,359	$765	$3,270	$28
Real estate:
Residential	1,734	1,734	199	2,157	17
Commercial	781	781	269	1,252	19
Construction	3,550	4,663	579	13,117	16
Installment	233	233	233	116	-

Total:
Commercial	$4,549	$4,584	$765	$5,931	$204
Real Estate:
Residential	4,731	4,817	199	4,695	158
Commercial	5,552	5,552	269	4,716	277
Construction	18,340	19,532	579	24,526	559
Installment	233	233	233	116	-
Total:	$33,405	$34,718	$2,045	$39,984	$1,198

Year-end impaired loans as of December 31, 2010 are set forth in the following table.

	December 31, 2010
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,508	$3,508	$-	$2,132	$194
Real estate:
Residential	3,278	3,278	-	2,079	195
Commercial	4,314	4,314		2,157	300
Construction	15,553	18,329	-	8,028	674

With an allowance recorded:
Commercial	$5,181	$5,181	$1,216	$2,958	$100
Real estate:
Residential	2,578	2,997	605	2,837	64
Commercial	1,724	1,724	133	1,474	93
Construction	22,683	24,803	2,623	13,992	905

Total:
Commercial	$8,689	$8,689	$1,216	$5,090	$294
Real Estate:
Residential	5,856	6,275	605	4,916	259
Commercial	6,038	6,038	133	3,631	393
Construction	38,236	43,132	2,623	22,020	1,579
Total:	$58,819	$64,134	$4,577	$35,657	$2,525

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

Troubled Debt Restructurings (TDRs): In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR).  When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan, maturity date and/or a reduction in the original contractual interest rate.

The number and outstanding recorded investment of loans entered into under the terms of a TDR during the year ended December 31, 2011, by type of concession granted, are set forth in the following table:

(Dollars in 000’s)	December 31, 2011
	Number of Contracts	Rate Modification	Term Extension
Commercial	1	$560	$-
Real Estate – Residential	2	-	403
Real Estate – Commercial	5	-	1,010
Real Estate - Construction	2	-	189
Total	10	$560	$1,602

Troubled debt restructured loans are considered to be in default if the borrower fails to make timely payments under the terms of the restructure and repayment possibilities have been exhausted.  The table below shows troubled debt restructurings that defaulted within one year during the year ended December 31, 2011:

(Dollars in 000’s)	December 31, 2011
	Number of Contracts	Recorded Investment
Commercial	-	$-
Real Estate – Residential	-	-
Real Estate – Commercial	-	-
Real Estate - Construction	2	189
Total	2	$189

As of December 31, 2011, loans classified as troubled debt restructurings and included as impaired loans in the impaired disclosure above totaled $9.3 million.  At December 31, 2011, $7.8 million of the loans classified as troubled debt restructurings are in compliance with the modified terms, and $1.3 million have paid per the terms of the restructuring; however, they remain on non-accrual.  There were $8.5 million in troubled debt restructurings at December 31, 2010.  There were no troubled debt restructurings at December 31, 2009.

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following is a table which includes an aging analysis of the recorded investment of past due loans as of December 31, 2011.

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$206	$894	$413	$1,513	$22,061	$23,574	$235	$3,763
Real estate:
Residential	3,838	1,485	3,255	8,578	58,033	66,611	1,598	3,622
Commercial	973	529	1,403	2,905	59,594	62,499	-	1,643
Home equity	251	62	180	493	24,246	24,739	-	323
Construction	4,487	745	10,785	16,017	26,784	42,801	-	12,778
Bank cards	13	2	18	33	934	967	18	-
Installment	46	31	234	311	2,710	3,021	1	265
Total	$9,814	$3,748	$16,288	$29,850	$194,362	$224,212	$1,852	$22,394

The following is a table which includes an aging analysis of the recorded investment of past due loans as of December 31, 2010.

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$917	$2,451	$930	$4,298	$30,252	$34,550	$198	$1,714
Real estate:
Residential	3,801	1,777	3,885	9,463	65,309	74,772	464	7,021
Commercial	531	342	1,489	2,362	63,164	65,526	-	2,003
Home equity	437	40	178	655	22,020	22,675	-	261
Construction	1,667	2,228	16,247	20,142	38,057	58,199	825	19,946
Bank cards	2	19	10	31	967	998	-	-
Installment	99	34	22	155	4,576	4,731	5	18
Total	$7,454	$6,891	$22,761	$37,106	$224,345	$261,451	$1,492	$30,963

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2009:

(Dollars in 000’s)	December 31,
2009
Impaired loans without a valuation allowance	$21,979
Impaired loans with a valuation allowance	31,106
Total impaired loans	$53,085
Valuation allowance related to impaired loans	$6,630
Total nonaccrual loans (including impaired loans)	$21,655
Total loans past-due ninety days or more and still accruing	$2,177
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$912

The following is a summary of the average investment in impaired loans and interest income recognized on impaired loans for the year ended December 31, 2009:

(Dollars in 000’s)	December 31,
2009
Average investment in impaired loans	$ 8,307
Interest income recognized on a cash basis on impaired loans	$387

Interest in the amount of $1.2 million, $1.2 million and $0.9 million would have been recognized if non-accrual loans had been current and in paying in accordance with their terms during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 5. Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure or other proceedings. Other real estate owned is recorded at the lower of the carrying amount or fair value less estimated costs to sell. Other real estate owned is evaluated periodically to ensure the carrying amount is supported by its current fair value.  The table below presents a summary of the activity related to other real estate owned:

	Years Ended December 31,
(Dollars in 000’s)	2011	2010
Beginning balance	$2,394	$3,575
Additions	5,628	2,052
Sales	(841)	(2,313)
Net loss on sales	(90)	(85)
Valuation write-downs	(282)	(835)
Ending Balance	$6,809	$2,394

Expenses applicable to other real estate owned included the following:

	Years Ended December 31,
(Dollars in 000’s)	2011	2010
Net loss on sales of real estate	$90	$85
Valuation write-downs	282	835
Operating expenses, net of rental income	253	72
	$625	$992

Note 6. Bank Premises and Equipment

Major classifications of bank premises and equipment and the total accumulated depreciation at December 31, 2011 and 2010 are as follows:

(Dollars in 000’s)	December 31,
	2011	2010
Land	$1,959	$1,959
Buildings and improvements	7,493	7,462
Furniture and equipment	9,958	10,115
	19,410	19,536
Less accumulated depreciation	11,293	10,886
	$8,117	$8,650

Depreciation expense for the years ending December 2011, 2010 and 2009 was $572 thousand, $676 thousand and $759 thousand, respectively.

Note 7. Investment in Bank Owned Life Insurance

The Bank is owner and designated beneficiary on life insurance policies maintained on certain of its officers and directors. The earnings from these policies are used to offset increases in employee benefit costs. The cash surrender value of these policies was $10.6 million and $10.2 million at December 31, 2011 and 2010, respectively.

Note 8. Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2011 and 2010 was $48.9 million and $60.6 million, respectively. As of December 31, 2011, the scheduled maturities of time deposits are as follows:

(Dollars in 000’s)	December 31,
2012	$99,766
2013	25,379
2014	10,512
2015	11,861
2016	11,517
$159,035

Note 9. FHLB and Other Borrowings

Federal Home Loan Bank borrowings: The borrowings from the Federal Home Loan Bank of Atlanta, Georgia, are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The borrowings with the FHLB have prepayment fees associated with them; therefore, the Company cannot prepay without incurring fees.  The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $0.9 million. The borrowings at December 31, 2011 and 2010, consist of the following and had a weighted-average interest rate of 3.60%:

(Dollars in 000’s)	2011	2010
Interest payable quarterly at a fixed rate of 2.99%,
principal due and payable March 17, 2014	$ 5,000	$ 5,000
Interest payable quarterly at a fixed rate of 3.543%,
principal due and payable on May 9, 2014	5,000	5,000
Interest payable quarterly at a fixed rate of 4.5092%
principal due and payable on July 24, 2017	5,000	5,000
Interest payable quarterly at a fixed rate of 4.57%,
principal due and payable on June 29, 2016, callable quarterly beginning September 29, 2006	5,000	5,000
Interest payable quarterly at a fixed rate of
2.95%, principal due and payable on May 9, 2014	5,000	5,000
Interest payable quarterly at a fixed rate of 4.315%,
principal due and payable on August 22, 2016, callable quarterly beginning August 22, 2007	5,000	5,000
Interest payable quarterly at a fixed rate of 2.98%
principal due and payable on May 9, 2014	10,000	10,000
	$40,000	$ 40,000

The contractual maturities of FHLB advances as of December 31, 2011 are as follows (dollars in thousands):

(Dollars in 000’s)
Due in 2012	$-
Due in 2013	-
Due in 2014	25,000
Due in 2015	-
Due in 2016	10,000
Thereafter	5,000
$40,000

Other borrowings: Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold.  Federal funds purchased would also be included in our short-term borrowings; however, no federal funds were purchased at December 31, 2011 or 2010.

Securities sold under agreements to repurchase amounted to zero and $2.0 million at December 31, 2011 and 2010, respectively. These borrowings matured daily and were secured by U.S. Government Agency securities with fair values of $2.2 million at December 31, 2010. The rates of interest were 0.75% for the year ended December 31, 2010. Repurchase agreements for customers total $1.4 million at December 31, 2011 and $1.0 million at December 31, 2010. These borrowings mature daily and are secured by U.S. Government Agency securities with fair values of $2.0 million at December 31, 2011 and $2.0 million at December 31, 2010. Interest rates of 0.125% and 0.35% were paid on these borrowings for the years ended December 31, 2011 and 2010, respectively.

(Dollars in 000’s)	2011	2010
Securities sold under agreements to repurchase	$1,393	$2,973
Maximum month-end outstanding balance	$3,753	$8,120
Average outstanding balance during the year	$1,927	$3,566
Average interest rate during the year	0.40%	0.62%
Average interest rate at end of year	0.125%	0.62%

Borrowing facilities: The Bank has entered into various borrowing arrangements with other financial institutions for federal funds and other borrowings. The total amount of borrowing facilities available as of December 31, 2011 totaled $126.6 million, of which $85.2 million remained available to borrow. The total amount of borrowing facilities as of December 31, 2010 totaled $121.1 million, of which $79.1 million remains available to borrow.

Note 10. Capital Trust Preferred Securities

Capital trust preferred securities represent preferred beneficial interests in the assets of Central Virginia Bankshares Statutory Trust I (Trust). The Trust holds $5.2 million in floating rate junior subordinated debentures due December 17, 2033, issued by the Company on December 17, 2003. Distributions on the $5.0 million in Preferred Securities are payable quarterly at an annual rate of three-month LIBOR plus 2.85% (3.43% and 3.14% at December 31, 2011 and 2010 respectively). However, the Company has the option to defer distributions for up to five years.  Cash distributions on the Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Preferred Securities are redeemable in whole. Otherwise, the Preferred Securities are generally redeemable by the Company in whole or in part on or after December 17, 2008, at 100% of the liquidation amount. The Trust’s obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company. For regulatory purposes, the Preferred Securities are considered a component of Tier I capital.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5.2 million Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, effective March 31, 2010.  As of December 31, 2011 the total arrearage on such interest payments is $341 thousand, which is included in accrued interest payable.

Note 11. Income Tax Matters

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008. The Company and the Bank file a consolidated federal income tax return.  The Company has federal net operating losses of $15.8 million available to offset future taxable income, which portions thereof will expire at various times through 2031.  The consolidated income tax (benefit) for the years ended December 31, 2011, 2010, and 2009, are as follows:

(Dollars in 000’s)	2011	2010	2009
Current tax expense (benefit)	$(413)	$(11)	$(2,015)
Deferred tax (benefit) expense	413	9,672	(2,177)
	$-	$9,661	$(4,192)

A reconciliation of the expected income tax expense computed at 34% to the income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 follows:

(Dollars in 000’s)	2011	2010	2009
Computed “expected” tax expense (benefit)	$265	$(1,901)	$(4,542)
Tax-exempt interest	(79)	(115)	(189)
Disallowance of interest expense deduction for the portion attributable to carrying tax-exempt obligations	3	9	25
Dividends received deduction	(59)	(39)	(39)
Increase in cash value of life insurance	(134)	(150)	(83)
Tax credits from limited partnership investment	(159)	(54)	-
Change in valuation allowance, net of securities available for sale	565	11,766	556
Other	(402)	145	80
	$-	$9,661	$(4,192)

The components of the net deferred tax asset are as follows at December 31, 2011 and 2010:

(Dollars in 000’s)	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,449	$2,930
Unrealized loss on securities available for sale	1,563	1,715
Other than temporary impairment of securities	3,624	4,628
Net operating loss carryforward	5,661	3,844
Tax credit carryfoward	808	648
Accrued supplemental retirement expense	630	597
Interest income on nonaccrual loans	333	371
Other	442	406
	15,510	15,139

Deferred tax liabilities:
Property and equipment	236	329
Cumulative increase in cash surrender value	502	444
Other investments	14	21
	752	794

Net deferred tax asset	$14,758	$14,345
Less valuation allowance	14,758	14,345
Deferred income tax	$-	$-

 As of both December 31, 2011 and 2010, the Company had recorded net deferred income tax assets (DTA) of zero.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is ‘more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook, banking industry conditions and other factors.  Management is considering certain transactions that would increase the likelihood that a DTA will be realized.  Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof.  At December 31, 2011, management conducted such an analysis and determined that an establishment of a valuation allowance of $14.8 million was prudent given our recent three year operating losses.

Note 12.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the years ended December 31, 2011, 2010 and 2009:

	December 31,
(Dollars in 000’s)	2011	2010	2009
Advertising and public relations	$55	$197	$232
Taxes and licenses	122	234	265
Legal and professional fees	467	699	339
Consulting fees	521	823	248
Outsourced data processing	557	546	356
Other	2,227	2,230	2,038
Total other operating expenses	$3,949	$4,729	$3,478

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

Profit-Sharing: This portion of the plan is discretionary and is based on the profitability of the Company on an annual basis. The Board of Directors approves the Company’s profit-sharing contribution percentage annually. The approved contribution amount is credited to the participant’s individual account during the first quarter of each year for the prior year. The Company did not make a profit-sharing contribution in 2009, 2010 or 2011.

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

The total contributions to both of the above plans for the years ended December 31, 2011, 2010, and 2009, were zero, $119 thousand and $161 thousand, respectively.

Note 14. Supplemental Executive Retirement Agreements

The Bank has established a Supplemental Executive Retirement Plan, (the “SERP”), a nonqualified, unfunded, defined benefit arrangement for selected executive and senior officers of the Bank as designated by the Board of Directors. The participants in the SERP as of December 31, 2011 include the three executive officers as well as four other senior officers. The costs associated with this plan, as well as several other general employee benefit plans are partially offset by earnings attributable to the Bank’s purchase of single premium Bank Owned Life Insurance (“BOLI”). The SERP provides an annual award equal to 25 percent of the participant’s final compensation, payable monthly over a 15-year period, following normal retirement at age 65, provided the participant has been employed by the Bank for a minimum of 8 years. A further provision exists for early retirement beginning at age 60, subject to the same 8-year service requirement, but with reduced benefits depending on the number of years preceding age 65 the participant elects to retire. Should the participant’s employment terminate due to disability or death, and the requirements necessary to receive a supplemental benefit under the SERP have otherwise been met, the benefit shall be paid to the participant or the surviving spouse. No benefits are payable should the participant’s employment terminate for any reason other than retirement, disability, death, or a change in control. The Company calculates the adequacy of the total accrued SERP liability as well as the annual expense to be recorded each year.

The accrued liability payable at December 31, 2011 and 2010 totaled $1.9 million and $1.8 million, respectively. The Company recorded expense related to the plan of $163 thousand, income of $97 thousand and expense of $249 thousand for 2011, 2010, and 2009, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2011 and 2010 is as follows:

(Dollars in 000’s)	2011	2010
Commitments to extend credit	$31,081	$38,795
Unfunded commitments under lines of credit	11,217	11,117
Standby letters of credit	2,010	3,071
	$44,308	$52,983

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

Note 16. Related Party Transactions

The Company’s banking subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  Total related party deposits were $1.9 million and $1.5 million at December 31, 2011 and 2010, respectively.

Aggregate loan transactions with related parties for the year ended December 31, 2011 and 2010 were as follows:

	December 31,
(Dollars in 000’s)	2011	2010
Balance, beginning	$4,796	$3,138
New loans	2,766	4,648
Repayments	(3,091)	(2,990)
	$4,471	$4,796
Commitments	705	1,630
Total loans outstanding and commitments	$5,176	$6,426

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

Cumulative dividends on the Series A Preferred Stock will accumulate on the liquidation preference at a rate of 5% per annum until January 30, 2014, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends. The Company may redeem the Series A Preferred Stock at 100% of their liquidation preference (plus any accrued and unpaid dividends).

The purchase agreement pursuant to which the Series A Preferred Stock and the Warrant were sold subjects the Company to certain of the executive compensation limitations included in the EESA until such time as Treasury no longer owns any debt or equity securities acquired through the Capital Purchase Program.

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due on February 16, 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of December 31, 2011 is $1.1 million.

Note 18. Stock-Based Compensation

The Company has a Stock Plan that provides for the grant of Stock Options up to a maximum of 341,196 shares of common stock of which 162,958 shares have not been issued. This Plan was adopted to foster and promote the long-term growth and financial success of the Company by assisting in recruiting and retaining directors and key employees by enabling individuals who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. The options were granted at the market value on the date of each grant. The maximum term of the options is ten years.

The following table presents a summary of options under the Plan at December 31, 2011:
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	19,331	$18.46	$ -
Granted	-	-
Exercised	-	-
Forfeited	(8,328)	18.18	$ -
Outstanding at end of year	11,003	$18.67	$ -
Options exercisable at year-end	11,003	$18.67	$ -

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of the Company’s stock.

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.53 $15.21 - $24.81	2,736 8,267	0.54 years 2.04 years	$11.53 $21.04	2,736 8,267	$11.53 $21.04

Restricted Stock:  During the year ended December 31, 2011, the Company granted 48,439 restricted stock under the Company’s Stock Incentive Plan to the Company’s Officers.  The restricted stock will vest over a three year period from the date of grant.  All grantees of restricted stock are entitled to receive all dividends and distributions (also known as “dividend equivalent rights”) paid with respect to the common shares of the Company underlying such restricted stock at the time such dividends or distributions are paid to holders of common shares.

The Company recognizes compensation expense for outstanding restricted stock over their vesting periods for an amount equal to the fair value of the restricted stock at grant date.  Fair value is determined by the price of the common shares underlying the restricted stock on the grant date.  As of December 31, 2011, there was $59 thousand of total unrecognized compensation cost related to non-vested restricted stock granted under the Stock Plan.  That cost is expected to be recognized over a weighted-average period of 3 years.  The Company recorded $25 thousand of compensation expense related to restricted stock during the year ended December 31, 2011.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

(unaudited)	Number Of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	-	$-
Granted	48,439	1.73
Vested	-	-
Forfeited	(750)	1.73
Non-vested at December 31, 2011	47,689	$1.73

Note 19.  Earnings (Loss) Per Common Share

The following data show the amounts used in computing income or loss per common share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2011, 2010 and 2009.

(Dollars in 000’s)	2011	2010	2009
Income (loss) available to common stockholders
used in basic EPS	$136	$(15,893)	$(9,756)

Weighted average number of common
shares used in basic EPS (1)	2,666,608	2,621,156	2,606,162

Effect of dilutive securities:
Stock options	-	-	-
	-	-	-
Weighted number of common shares and
dilutive potential stock used in diluted EPS	2,666,608	2,621,156	2,606,162

(1) The weighted average number of common shares includes the effect of 47,689 restricted shares.

For 2011, 2010 and 2009, stock options for 11,003, 19,331 and 21,789 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 20. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios as set forth in the table below of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as such, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 25,319	10.11%	$20,043	8.00%	N/A
Central Virginia Bank	24,584	9.83%	20,013	8.00%	$25,016	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	22,114	8.83%	10,021	4.00%	N/A
Central Virginia Bank	21,379	8.55%	10,006	4.00%	$15,009	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	22,114	5.55%	15,929	4.00%	N/A
Central Virginia Bank	21,379	5.42%	15,790	4.00%	$19,737	5.00%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$ 24,827	8.37%	$ 23,729	8.00%	N/A
Central Virginia Bank	24,182	8.15%	23,733	8.00%	$ 29,666	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	21,035	7.09%	11,864	4.00%	N/A
Central Virginia Bank	20,389	6.87%	11,866	4.00%	$17,799	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	21,035	5.08%	16,559	4.00%	N/A
Central Virginia Bank	20,389	4.88%	16,712	4.00%	$20,890	5.00%

Because the Bank’s total risk-based capital ratio was below 10% as of December 31, 2011, we are considered to be only “adequately capitalized” under the regulatory framework for prompt corrective action.  Similarly, the Bank is considered to be “adequately capitalized” under applicable regulations as of December 31, 2011.  Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.

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

Although there can be no assurance that we will be successful, the Board and management will make their utmost efforts to regain “well-capitalized” status at all levels, and we are continuing to explore options for raising additional capital as well as other strategies including continued reduction in assets or further management of the securities portfolio.

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Under that limitation, the Bank could have declared no additional dividends in 2011 or 2010 without regulatory approval.

Note 21. Fair Value Measurements

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010:

(Dollars in 000’s)		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$218	$-	$218	$-
U.S. government agencies and corporations	17,039	-	17,039	-
Bank eligible preferred and equities	1,964	-	1,964	-
Mortgage-backed securities	52,216	-	52,216	-
Corporate and other debt	8,849	-	5,797	3,052
States and political subdivisions	19,018	-	19,018	-

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$30,139	$-	$30,139	$-
U.S. government agencies and corporations	30,710	-	30,710	-
Bank eligible preferred and equities	2,174	-	2,174	-
Mortgage-backed securities	29,225	-	29,225	-
Corporate and other debt	12,156	-	8,724	3,432
States and political subdivisions	4,394	-	4,394	-

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

(Dollars in 000’s)	Available for Sale Securities
Balance, December 31, 2010	$3,432
Total realized and unrealized gains (losses):
Included in earnings	(13)
Included in other comprehensive income	(367)
Purchases, sales, issuances and settelements, net	-
Transfers in and (out) of Level 3	-
Balance, December 31, 2011	$3,052

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBA loan certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2011. Gains and losses on the sale of loans are recorded within other service charges, commissions and fees on the Consolidated Statements of Operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in 000’s)		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$5,612	$-	$5,612	$-
Loans held for sale	$307	$-	$307	$-
Other real estate owned	$6,809	$-	$6,809	$-

(Dollars in 000’s)		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$27,590	$-	$27,590	$-
Loans held for sale	$1,854	$-	$1,854	$-
Other real estate owned	$2,394	$-	$2,394	$-

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

Mortgage and SBA loans held for sale:   Fair values for loans held for sale are based on quoted market prices.

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

Capital trust preferred securities:  The carrying amount of the capital trust preferred securities approximates their fair values as they are variable based securities.   The Company’s estimate assumes a current spread to LIBOR similar to its existing debt because there is no current market for similar borrowings.

	2011		2010
(Dollars in 000’s)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$7,486	$7,486	$7,582	$7,582
Federal funds sold	38,859	38,859	6,279	6,279
Securities available for sale	99,304	99,304	108,798	108,798
Securities held to maturity	1,544	1,572	2,525	2,541

Mortgage and SBA loans held for sale	307	350	1,854	1,854
Loans, net	214,743	212,442	250,925	249,613
Accrued interest receivable	1,268	1,268	1,528	1,528

Financial liabilities:
Demand and variable rate deposits	173,807	173,807	156,741	156,741
Certificates of deposit	159,035	159,453	189,321	190,765
Securities sold under repurchase agreements	1,393	1,393	2,973	2,973
FHLB borrowings	40,000	43,935	40,000	44,233
Capital trust preferred securities	5,155	5,155	5,155	5,155
Accrued interest payable	665	665	554	554

At December 31, 2011 and 2010, the Company had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 22. Condensed Parent-Only Financial Statements

Financial statements for Central Virginia Bankshares, Inc., are presented below.

BALANCE SHEETS
(Dollars in 000’s)	December 31,
Assets	2011	2010
Cash	$268	$227
Investment in subsidiary	16,836	15,637
Securities available for sale, at fair value	791	948
Accrued interest receivable	4	4
Other assets	255	197
Total assets	$18,154	$17,013
Liabilities
Capital trust preferred securities	$5,155	$5,155
Accrued interest payable	341	169
Other liabilities	94	95
	5,590	5,419
Stockholders' Equity
Preferred stock	11,385	11,385
Common stock	3,282	3,278
Surplus	16,924	16,899
Retained deficit	(14,358)	(15,063)
Common stock warrant	412	412
Discount on preferred stock	(199)	(272)
Accumulated other comprehensive loss, net	(4,882)	(5,045)
Total stockholders’ equity	12,564	11,594
Total liabilities and stockholders’ equity	$18,154	$17,013

STATEMENTS OF OPERATIONS
(Dollars in 000’s)	Years Ended December 31,
	2011	2010	2009
Income:
Dividends received from subsidiary	$-	$-	$-
Equity in undistributed income (loss) of subsidiary	1,031	(14,745)	(8,931)
Dividend and interest income	47	58	78
Net realized gains on sale of securities available for sale	7	6	3
Other income	-	1	1
	1,085	(14,680)	(8,849)
Expenses:
Operating expenses	140	340	143
Interest expense	167	164	305
	307	504	448
Income (loss) before income taxes	778	(15,184)	(9,297)

Income tax expense (benefit)	-	67	(131)
Net income (loss)	$778	$(15,251)	$(9,166)
Effective dividend on preferred stock	642	642	590
Net income (loss) available to common shareholders	$136	$(15,893)	$(9,756)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in 000’s)	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$778	$(15,251)	$(9,166)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Undistributed deficit of subsidiary	(1,031)	14,745	8,931
Deferred income taxes	-	(573)	(101)
Accretion on securities	(4)	(2)	5
Compensation expense for restricted stock	25	-	-
Realized gain on sales of securities available for sale	(7)	(6)	(3)
(Increase) decrease in other assets:
Accrued interest receivable	-	1	3
Other assets	(58)	117	506
Increase (decrease) in other liabilities:
Accrued interest payable	172	738	(1)
Other liabilities	(1)	2	169
Net cash (used in) provided by operating activities	(126)	(229)	343

Cash Flows From Investing Activities
Proceeds from sales and calls of securities available for sale	163	257	1,021
Purchase of securities available for sale	-	-	(1,540)
Capital investment in subsidiary bank	-	-	(3,502)
Net cash provided by (used in) investing activities	163	257	(4,021)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	-	-	11,348
Net repayment from short-term borrowings	-	-	(7,000)
Net proceeds from issuance of common stock	4	11	87
Dividends paid on preferred stock	-	-	(451)
Dividends paid on common stock	-	-	(436)
Net cash provided by financing activities	4	11	3,548
Increase (decrease) in cash	41	39	(130)
Cash, beginning	227	188	318
Cash, ending	$268	$227	$188

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC.

Date: March 30, 2012	By:	/s/ Herbert E. Marth, Jr.
President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	/s/ Herbert E. Marth, Jr.
Herbert E. Marth, Jr. President and Chief Executive Officer; Director (Principal Executive Officer)
March 30, 2012	/s/ Robert B. Eastep
Robert B. Eastep Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
March 30, 2012	/s/ James T. Napier
James T. Napier Chair of the Board of Directors
March 30, 2012	/s/ Roseleen P. Rick
Roseleen P. Rick Vice Chair of the Board of Directors
March 30, 2012	/s/ Elwood C. May
Elwood C. May Secretary of the Board of Directors

March 30, 2012	/s/ Kemper W. Baker, Jr.
Kemper W. Baker, Jr. Director
March 30, 2012	/s/ Clarke C. Jones
Clarke C. Jones Director
March 30, 2012	/s/ William C. Sprouse, Jr.
William C. Sprouse, Jr. Director
March 30, 2012	/s/ Phoebe P. Zarnegar
Phoebe P. Zarnegar Director

EXHIBITS INDEX

Item No.	Description

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

10.6
Written Agreement dated June 30, 2010, by and among Central Virginia Bankshares, Inc., Central Virginia Bank, the Federal Reserve Bank of Richmond, and the Commonwealth of Virginia State Corporation Commission, Bureau of Financial Institutions, (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2010).

10.7
Employment Agreement dated as of December 21, 2010, by and between Central Virginia Bankshares, Inc., Central Virginia Bank, and Herbert E. Marth, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2010).

10.8	Form of Stock Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.9
Compensation Agreement, effective May 1, 2011, between Central Virginia Bank and Charles F. Catlett, III (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

10.10
Compensation Agreement, effective November 1, 2011, between Central Virginia Bank and Charles F. Catlett, III (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

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
101
The following materials from the Central Virginia Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL);  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.