Form 10-Q
period 2012-03-31
CENTRAL VIRGINIA BANKSHARES INC
filed 2012-05-15
CIK 804561

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2012
Common stock, par value $1.25	2,673,666

CENTRAL VIRGINIA BANKSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information		Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2012 (Unaudited) and December 31, 2011	3

	Consolidated Statements of Income - Three Months
	Ended March 31, 2012 and 2011 (Unaudited)	4

	Consolidated Statements of Comprehensive Income - Three Months
	Ended March 31, 2012 and 2011 (Unaudited)	5

	Consolidated Statements of Stockholders’ Equity - Three
	Months Ended March 31, 2012 and 2011 (Unaudited)	6

	Consolidated Statements of Cash Flows - Three
	Months Ended March 31, 2012 and 2011 (Unaudited)	7

	Notes to Consolidated Financial Statements -
	March 31, 2012 and 2011 (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	32

Item 3	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4	Controls and Procedures	51

Part II. Other Information

Item 1	Legal Proceedings	52

Item 1A	Risk Factors	52

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3	Defaults Upon Senior Securities	52

Item 4	Mine Safety Disclosures	52

Item 5	Other Information	52

Item 6	Exhibits	52

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(Dollars in thousands except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$7,107	$7,486
Federal funds sold	20,680	38,859
Total cash and cash equivalents	27,787	46,345

Securities available for sale at fair value	124,989	99,304
Securities held to maturity at amortized cost (fair value 2012 - $1,567 ; 2011 - $1,572)	1,543	1,544
Total securities	126,532	100,848
SBA loans held for sale	305	307
Loans, net of unearned income	212,697	224,065
Less allowance for loan losses	(8,736)	(9,322)
Net loans	203,961	214,743
Bank premises and equipment, net	8,038	8,117
Accrued interest receivable	1,208	1,268
Bank owned life insurance	10,720	10,625
Other real estate owned, net of valuation allowance of $413 and $279, respectively	6,112	6,809
Other assets	6,564	6,295
Total assets	$391,227	$395,357

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand deposits	$39,278	$37,473
Interest bearing demand deposits and NOW accounts	98,661	96,107
Savings deposits	43,611	40,227
Time deposits, $100,000 and over	43,343	48,882
Other time deposits	104,998	110,153
Total deposits	329,891	332,842

Securities sold under repurchase agreements	-	1,393
FHLB borrowings	40,000	40,000
Capital trust preferred securities	5,155	5,155
Accrued interest payable	671	665
Other liabilities	2,627	2,738
Total liabilities	$378,344	$382,793
STOCKHOLDERS’ EQUITY
Preferred stock, $1.25 par value, $1,000 liquidation value, 1,000,000 shares authorized
and 11,385 shares issued and outstanding	$11,385	$11,385
Common stock, $1.25 par value; 30,000,000 shares authorized; 2,673,666 (includes 38,310 and 47,689 of
restricted stock awards) shares issued and outstanding, respectively	3,294	3,282
Common stock warrant	412	412
Discount on preferred stock	(180)	(199)
Surplus	16,919	16,924
Retained deficit	(14,086)	(14,358)
Accumulated other comprehensive loss	(4,861)	(4,882)
Total stockholders’ equity	12,883	12,564
Total liabilities and stockholders’ equity	$391,227	$395,357

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Interest income:
Interest and fees on loans	$3,124	$3,705
Interest on securities and federal funds sold:
U.S. Government Treasury notes, agencies and corporations	371	547
States and political subdivisions	202	90
Corporate and other	203	236
Interest on federal funds sold	10	13
Total interest income	3,910	4,591

Interest expense:
Interest on deposits	807	1,294
Interest on borrowings:
Securities sold under repurchase agreements	-	4
FHLB borrowings	364	411
Capital trust preferred securities	43	41
Total interest expense	1,214	1,750
Net interest income	2,696	2,841
Provision for loan losses	200	500
Net interest income after provision for loan losses	2,496	2,341
Non-interest income
Deposit fees and charges	341	332
Other service charges, commission and fees	206	271
Increase in cash surrender value of life insurance	95	103
Realized gains on available for sale securities	406	211
Other operating income	55	77
Total non-interest income	1,103	994
Non-interest expense:
Salaries and benefits	1,289	1,334
Occupancy expenses	261	288
Furniture and equipment expenses	116	168
FDIC insurance expense	165	289
Loss on securities write-down (1)	-	13
Loss on other real estate owned and costs of operation	480	77
Other operating expenses	997	909
Total non-interest expenses	3,308	3,078
Income before income taxes	291	257
Income tax expense	-	-
Net income	$291	$257
Effective dividends accrued on preferred stock	161	161
Net income available to common stockholders	$130	$96
Income per common share, basic	$0.05	$0.04
Income per common share, diluted	$0.05	$0.04
(1) Total of other-than-temporary impairment losses on securities in the three months ended March 31, 2012 and 2011 is $1.0 million and $1.44 million of which $1.0 million and $1.43 million have been recognized in other comprehensive loss, and impairment losses of $0 and $13 thousand have been recognized in earnings in the three months ended March 31, 2012 and 2011.

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$291	$257
Other comprehensive income:
Unrealized holding gains arising during the period	427	766
Less: reclassification adjustment for gains included in net income	(406)	(211)
Add: reclassification adjustment for loss on write-down of securities	-	13
Other comprehensive income	$21	$568

Comprehensive income	$312	$825

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity (dollars in thousands, except share amounts) For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)		Common Stock Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2010	$11,385	$3,278	$16,899		$(15,063)	$412	$(272)	$(5,045)	$11,594
Net income	-	-	-		257	-	-		257
Other comprehensive income	-	-	-		-	-	-	568	568
Accretion of preferred stock discount	-	-	-		(19)	-	19	-	-
Issuance of 1,000 shares of common stock pursuant to employment agreement	-	1	-		-	-	-	-	1
Issuance of 2,257 shares of common stock pursuant to dividend reinvestment plan	-	3	-		-	-	-	-	3
Balance, March 31, 2011	$11,385	$3,282	$16,899		$(14,825)	$412	$(253)	$(4,477)	$12,423

Balance, December 31, 2011	$11,385	$3,282	$16,924		$(14,358)	$412	$(199)	$(4,882)	$12,564
Net income	-	-	-		291	-	-	-	291
Other comprehensive income	-	-	-		-	-	-	21	21
Accretion of preferred stock discount	-	-	-		(19)	-	19	-	-
Issuance of 9,379 shares of common stock pursuant to the vesting of restricted stock	-	12	(12)		-	-	-	-	-
Stock based compensation	-	-	7		-	-	-	-	7
Balance, March 31, 2012	$11,385	$3,294	$16,919	$	(14,086)	$412	$(180)	$(4,861)	$12,883

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(amounts in thousands except share amounts)
(Unaudited)
	2012	2011
Cash Flows from Operating Activities
Net income	$291	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185	159
Provision for loan losses	200	500
Stock based compensation	7	-
Amortization and accretion on securities, net	224	48
Realized gains on available for sale securities	(406)	(211)
Realized loss on sale of other real estate owned	173	28
Loss on write-down in value of other real estate owned	252	-
Loss on write-down of other than temporary impairment of securities	-	13
Increase in cash surrender value of life insurance	(95)	(103)
Change in operating assets and liabilities:
Decrease (increase) in assets:
Mortgage and SBA loans held for sale	2	1,527
Accrued interest receivable	60	264
Other assets	(265)	271
Increase (decrease) in liabilities:
Accrued interest payable and other liabilities	(105)	42
Net cash provided by operating activities	523	2,795

Cash Flows from Investing Activities
Proceeds from calls and maturities of securities available for sale	8,467	39,657
Proceeds from sales of securities available for sale	34,542	7,791
Purchase of securities available for sale	(68,551)	(47,066)
Proceeds from the sale of OREO	1,028	119
Net decrease in loans made to customers	9,825	8,488
Net purchases of premises and equipment	(48)	9
Net cash provided by (used in) investing activities	(14,737)	8,998

Cash Flows from Financing Activities
Net increase in demand deposits, MMDA, NOW, and savings accounts	7,743	9,199
Net decrease in time deposits	(10,694)	(13,518)
Net decrease in securities sold under repurchase agreements	(1,393)	(1,220)
Net proceeds from issuance of common stock	-	4
Net cash used in financing activities	(4,344)	(5,535)

Increase (decrease) in cash and cash equivalents	$(18,558)	$6,258
Cash and cash equivalents:
Beginning	46,345	13,861
Ending	$27,787	$20,119
Supplemental Disclosures of Cash Flow Information
Cash payments for: Interest	$1,208	$1,730
Income taxes	-	-
Non-cash investing and financing activities:
Unrealized gain on securities available for sale, net	21	568
Loans transferred to other real estate owned	756	2,118

See Notes to Consolidated Financial Statements.

CENTRAL VIRGINIA BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
 (Unaudited)

Note 1.  Basis of Presentation

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Central Virginia Bankshares, Inc., and its subsidiaries, Central Virginia Bank, including its subsidiary, CVB Title Services, Inc. and Central Virginia Bankshares Statutory Trust I.  All significant intercompany transactions and balances have been eliminated in consolidation.  ASC Topic 810 Consolidations requires that the Company no longer eliminate through consolidation the equity investment in Central Virginia Bankshares Statutory Trust I by the parent company, Central Virginia Bankshares, Inc., which equaled $155 thousand at March 31, 2012.  The subordinated debt of the Trust is reflected as a liability on the Company’s balance sheet.  When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Central Virginia Bankshares, Inc. (consolidated).  When we refer to “Central Virginia Bank” or “the Bank”, we mean Central Virginia Bank (subsidiary).

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, and December 31, 2011, the results of operations and comprehensive income for the three month periods ended March 31, 2012 and 2011, and cash flows and statements of changes in stockholders’ equity for the three months ended March 31, 2012 and 2011.  The statements should be read in conjunction with Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Note 2.  Securities

Securities Available for Sale
The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012 (Unaudited)
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury securities	$2,190	$20	$(34)	$2,176
U.S. government agencies & corporations	30,683	25	(364)	30,344
Bank eligible preferred and equities	2,277	126	(172)	2,231
Mortgage-backed securities	57,934	142	(218)	57,858
Corporate and other debt	13,640	24	(4,592)	9,072
States and political subdivisions	23,126	368	(186)	23,308
	$129,850	$705	$(5,566)	$124,989

	December 31, 2011
(Dollars in 000’s)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury securities	$195	$23	$-	$218
U.S. government agencies & corporations	16,902	137	-	17,039
Bank eligible preferred and equities	2,277	112	(425)	1,964
Mortgage-backed securities	51,853	421	(58)	52,216
Corporate and other debt	13,902	82	(5,135)	8,849
States and political subdivisions	19,057	260	(299)	19,018
	$104,186	$1,035	$(5,917)	$99,304

The following tables present the gross unrealized losses and fair values as of March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

(Dollars in 000’s)	March 31, 2012 (Unaudited)
	Less than twelve months		Twelve months or longer		Total
Securities Available for Sale	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

U.S. Treasury securities	$1,962	$(34)	$-	$-	$1,962	$(34)
U.S. government agencies & corporations	28,489	(364)	-	-	28,489	(364)
Bank eligible preferred and equities	75	(1)	1,905	(171)	1,980	(172)
Mortgage-backed securities	44,070	(218)	-	-	44,070	(218)
Corporate and other debt	-	-	8,804	(4,592)	8,804	(4,592)
States and political subdivisions	12,092	(186)	-	-	12,092	(186)
	$86,688	$ (803)	$10,709	$ (4,763)	$97,397	$(5,566)

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
	Approximate Fair Value	Unrealized Losses	Approximate Market Value	Unrealized Losses	Approximate Market Value	Unrealized Losses

Securities Available for Sale
Bank eligible preferred and equities	$115	$(10)	$1,662	$(415)	$1,777	$(425)
Mortgage-backed securities	13,784	(58)	-	-	13,784	(58)
Corporate and other debt	-	-	8,525	(5,135)	8,525	(5,135)
States and political subdivisions	13,296	(299)	-	-	13,296	(299)
	$27,195	$(367)	$10,187	$(5,550)	$37,382	$(5,917)

Changes in market interest rates and changes in credit spreads may result in temporary impairment or unrealized losses, as the fair value of securities will fluctuate in response to these market factors.  Of the securities in a net unrealized loss position longer than 12 months as of March 31, 2012, $4.6 million of the total $4.8 million unrealized loss is in the corporate and other debt category where the Company has a number of corporate debt securities issued by companies within the financial sector, and other pooled trust preferred securities where the underlying instruments are commercial bank or insurance company trust preferred issues.  Due to the multitude of economic issues, and the resulting general market unrest, most all of the financial sector debt instruments have experienced historical lows in their market value.  While this is not considered a permanent condition, the Company cannot predict with any degree of accuracy when prices will return to historical levels.

The primary relevant factors considered by us in our evaluation to determine if the impairment is other than temporary are the relationship of current market interest rates as compared to the fixed coupon rate of the securities, credit risk (all the issuers of the securities had investment grade credit ratings or better at the time the securities were purchased), the continued ability to maintain payment of the dividend or coupon, continuation as a going concern, adverse market factors, and any other significant adverse factors. The compilation of these factors leads to a determination that if the overall evidence suggests that the Company can recover substantially all of our entire investment in the securities within a reasonable period of time, the impairment is considered temporary. After such an analysis, the Company did not record an Other Than Temporary Impairment (OTTI) during the first three months of 2012.

During the quarter ended March 31, 2012, the Company sold three pooled trust preferred securities that were deemed to be completely OTTI and one pooled trust preferred security that was deemed to be OTTI based on a present value analysis of expected future cash flows.   These securities had a book value of zero and a gain was recorded on the sale of these securities for $30 thousand during the first quarter 2012.

As of March 31, 2012, the Company had four pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $2.0 million and an unrealized loss of $3.4 million, of which $1.0 million was recognized in other comprehensive loss and $2.4 million was recognized in earnings. The following table provides further information on these four securities as of March 31, 2012 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Cumulative Other Comprehensive (Gain) Loss (1)	Amount of OTTI Related to Credit Loss (1)
PreTSL II	Mez	Ca	$2,259	$771	$1,488	$112	$1,376
PreTSL XII	B-3	Ca	1,994	566	1,428	648	780
Preferred CPO Ltd	B/C	Ba3	344	261	83	61	22
Reg Div Fund	Senior	Ca	893	427	466	219	247
			$5,490	$2,025	$3,465	$1,040	$2,425
(1)	Pre-tax.

As of March 31, 2012, the Company had three pooled trust preferred securities that were deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The securities had a fair value of $1.3 million. The following table provides further information on these securities as of March 31, 2012 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Amortized Cost	Book Value/ Fair Value	Unrealized Loss	Cumulative Other Comprehensive Loss (1)	Amount of OTTI Related to Credit Loss (1)
PreTSL XXIII	C-2	C	$498	$218	$280	$280	$-
i-PreTSL III	B-3	B2	1,500	653	847	847	-
i-PreTSL IV	B-2	Ba2	1,000	379	621	621	-
			$2,998	$1,250	$1,748	$1,748	$-
(1)	Pre-tax.

The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.6 million at March 31, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized.  FHLB stock is included with other assets on the consolidated balance sheet and is not a part of the available for sale securities portfolio.

The following table presents a roll-forward of the cumulative credit loss component amount of OTTI recognized in earnings:

(Dollars in 000’s)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance, beginning of period	$25,913	$25,900
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	13

Balance, end of period	$25,913	$25,913

Available for Sale Securities with an amortized cost of $24.9 million and $18.0 million and a market value of $24.9 million and $18.1 million and Held to Maturity Securities with an amortized cost of $1.4 million and $1.4 million and a market value of $1.4 million and $1.4 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for repurchase agreement borrowings with correspondent banks and public deposits and for other purposes as required or permitted by law.

Securities Held to Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities being held to maturity at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in 000’s)	March 31, 2012 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$1,543	$24	$-	$1,567

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
States and political subdivisions	$1,544	$28	$-	$1,572

Note 3.  Loans and allowance for loan losses

Major classifications of our loans as of March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in 000’s)	March 31, 2012 (Unaudited)	December 31, 2011
Commercial	$22,761	$23,574
Real Estate:
Residential	64,282	66,611
Commercial	57,901	62,499
Home equity	23,430	24,739
Construction	40,698	42,801
Total real estate	186,311	196,650

Bank cards	907	967
Installment	2,862	3,021
	212,841	224,212
Less unearned income	(144)	(147)
Loans, net of unearned income	$212,697	$224,065
Allowance for loan losses	(8,736)	(9,322)
Loans, net	$203,961	$214,743

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
Doubtful – Bankruptcy exists or is highly probable; and
Loss – Borrowers deemed incapable of repayment of debt.

The following table represents credit exposures by internally assigned grades for the quarter ended March 31, 2012.

	March 31, 2012 (unaudited)
(Dollars in 000’s)	Commercial	Real Estate - Residential	Real Estate - Commercial	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$8,477	$4,989	$17,248	$1,118	$1,126	$-	$10	$32,968
Weak Pass	6,505	11,865	27,789	2,497	8,282	-	1	56,939
Special Mention	3,858	892	6,977	100	4,605	-	-	16,432
Sub-Standard	3,428	7,716	5,887	809	25,244	-	233	43,317
Doubtful	-	-	-	-	-	-	-	-
Total	$22,268	$25,462	$57,901	$4,524	$39,257	$-	$244	$149,656

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	March 31, 2012 (unaudited)
	Performing	Non-Performing	Total
Commercial	$493	$-	$493
Real Estate – Residential	37,249	1,571	38,820
Real Estate – Commercial	-	-	-
Real Estate – Home Equity	18,790	116	18,906
Real Estate - Construction	1,435	6	1,441
Bank Cards	897	10	907
Installment	2,344	274	2,618
Total	$61,208	$1,977	$63,185

The following table represents credit exposures by internally assigned grades for the year ended December 31, 2011.

	December 31, 2011
(Dollars in 000’s)	Commercial	Real Estate - Residential	Real Estate - Commercial	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Pass	$9,203	$5,089	$19,602	$1,756	$1,309	$-	$10	$36,969
Weak Pass	6,725	12,458	29,783	1,876	6,974	-	4	57,820
Special Mention	3,958	907	6,896	104	6,376	-	-	18,241
Sub-Standard	3,166	8,824	6,218	814	26,832	-	257	46,111
Doubtful	65	-	-	-	-	-	-	65
Loss	-	8	-	-	3	-	-	11
Total	$23,117	$27,286	$62,499	$4,550	$41,494	$-	$271	$159,217

The following table shows a breakdown of loans that are not risk rated in the table above:

(Dollars in 000’s)	December 31, 2011
	Performing	Non-Performing	Total
Commercial	$398	$59	$457
Real Estate – Residential	37,241	2,084	39,325
Real Estate – Commercial	-	-	-
Real Estate – Home Equity	19,988	201	20,189
Real Estate - Construction	1,238	69	1,307
Bank Cards	933	34	967
Installment	2,438	312	2,750
Total	$62,236	$2,759	$64,995

The following table details activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2012 and the Company’s recorded investment in loans as of March 31, 2012 related to each balance in the allowance for loan losses.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	March 31, 2012 (unaudited)
(Dollars in 000’s)	Commercial	Real Estate - Residential	Real Estate - Commercial	Real Estate – Home Equity	Real Estate - Construction	Bank Cards	Installment	Total
Beginning balance	$1,700	$956	$650	$82	$5,416	$18	$500	$9,322
Recoveries credited to allowance	2	5	-	-	-	-	31	38
Loans charged-off	(47)	(358)	(165)	-	(226)	(18)	(10)	(824)
Provision for loan losses	(172)	914	11	78	(566)	17	(82)	200
Ending balance - allowance for loan loss	$1,483	$1,517	$496	$160	$4,624	$17	$439	$8,736

Period-end amount allocated to:
Loans individually evaluated for impairment	$716	$488	$170	$-	$582	$-	$193	$2,149
Loans collectively evaluated for impairment	767	1,029	326	160	4,042	17	246	6,587
Ending balance – allowance for loan loss	$1,483	$1,517	$496	$160	$4,624	$17	$439	$8,736

Ending balance – loans	$22,761	$64,282	$57,901	$23,430	$40,698	$907	$2,862	$212,841

Loans individually evaluated for impairment	$4,333	$4,413	$5,265	$-	$16,185	$-	$208	$30,404
Loans collectively evaluated for impairment	18,428	59,869	52,636	23,430	24,513	907	2,654	182,437
Ending balance – loans	$22,761	$64,282	$57,901	$23,430	$40,698	$907	$2,862	$212,841

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

Quarter-end impaired loans are set forth in the following table.

	March 31, 2012 (unaudited)
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$921	$921	$-	$2,055	$2
Real estate:			-
Residential	1,866	1,965	-	2,431	22
Commercial	2,336	2,378	-	3,553	34
Construction	13,474	13,780	-	14,132	72

With an allowance recorded:
Commercial	$3,412	$3,465	$716	$2,386	$36
Real estate:
Residential	2,547	2,547	488	2,141	31
Commercial	2,929	2,950	170	1,855	43
Construction	2,711	3,624	582	3,131	9
Installment	208	208	193	220	-

Total:
Commercial	$4,333	$4,386	$716	$4,441	$38
Real Estate:
Residential	4,413	4,512	488	4,572	53
Commercial	5,265	5,328	170	5,408	77
Construction	16,185	17,404	582	17,263	81
Installment	208	208	193	220	-
Total:	$30,404	$31,838	$2,149	$31,904	$249

Year-end impaired loans are set forth in the following table.

	December 31, 2011
(Dollars in 000’s)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,190	$3,225	$-	$2,661	$176
Real estate:
Residential	2,997	3,083	-	2,538	141
Commercial	4,771	4,771		3,464	258
Construction	14,790	14,869	-	11,409	543

With an allowance recorded:
Commercial	$1,359	$1,359	$765	$3,270	$28
Real estate:
Residential	1,734	1,734	199	2,157	17
Commercial	781	781	269	1,252	19
Construction	3,550	4,663	579	13,117	16
Installment	233	233	233	116	-

Total:
Commercial	$4,549	$4,584	$765	$5,931	$204
Real Estate:
Residential	4,731	4,817	199	4,695	158
Commercial	5,552	5,552	269	4,716	277
Construction	18,340	19,532	579	24,526	559
Installment	233	233	233	116	-
Total:	$33,405	$34,718	$2,045	$39,984	$1,198

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

The number and outstanding recorded investment of loans entered into under the terms of a TDR during the quarter ended March 31, 2012, by type of concession granted, are set forth in the following table:

(Dollars in 000’s)	March 31, 2012
	Number of Contracts	Rate Modification	Term Extension
Commercial	-	$-	$-
Real Estate – Residential	-	-	-
Real Estate – Commercial	-	-	-
Real Estate - Construction	1	316	-
Total	1	$316	$-

Troubled debt restructured loans are considered to be in default if the borrower fails to make timely payments under the terms of the restructure and repayment possibilities have been exhausted.  There were no troubled debt restructured loans that defaulted within one year from the date of modification during the quarter ended March 31, 2012.

As of March 31, 2012 loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $9.3 million.  At March 31, 2012, $8.0 million of the loans classified as troubled debt restructurings are in compliance with the modified terms, and $1.3 million have paid per the terms of the restructuring; however, they remain on non-accrual.

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

The following is a table which includes an aging analysis of the recorded investment of past due loans as of March 31, 2012.

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$97	$46	$915	$1,058	$21,703	$22,761	$-	$3,416
Real estate:
Residential	2,982	1,688	878	5,548	58,734	64,282	29	3,180
Commercial	1,004	-	1,249	2,253	55,648	57,901	-	1,368
Home equity	131	298	62	491	22,939	23,430	-	317
Construction	235	88	14,045	14,368	26,330	40,698	-	11,965
Bank cards	5	3	2	10	897	907	2	-
Installment	5	51	219	275	2,587	2,862	10	240
Total	$4,459	$2,174	$17,370	$24,003	$188,838	$212,841	$41	$20,486

The following is a table which includes an aging analysis of the recorded investment of past due loans as of December 31, 2011.

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-Accruals
Commercial	$206	$894	$413	$1,513	$22,061	$23,574	$235	$3,763
Real estate:
Residential	3,838	1,485	3,255	8,578	58,033	66,611	1,598	3,622
Commercial	973	529	1,403	2,905	59,594	62,499	-	1,643
Home equity	251	62	180	493	24,246	24,739	-	323
Construction	4,487	745	10,785	16,017	26,784	42,801	-	12,778
Bank cards	13	2	18	33	934	967	18	-
Installment	46	31	234	311	2,710	3,021	1	265
Total	$9,814	$3,748	$16,288	$29,850	$194,362	$224,212	$1,852	$22,394

Note 4.  FHLB and Other Borrowings

The borrowings from the Federal Home Loan Bank of Atlanta, Georgia (“FHLB”), are secured by qualifying residential and commercial first mortgage loans, qualifying home equity loans and certain specific investment securities. The Company, through its principal subsidiary, Central Virginia Bank, has available unused borrowing capacity from the Federal Home Loan Bank totaling $15.7 million. The borrowings at March 31, 2012 and December 31, 2011, consist of the following and had a weighted-average interest rate of 3.60%:

(Dollars in 000’s)	March 31, 2012 (Unaudited)	December 31, 2011
Fixed rate borrowings with interest rates ranging from 2.99% to 4.57% (1)	$40,000	$40,000
(1)	Interest on fixed rate FHLB borrowings are due quarterly with principal due and payable periodically from March 17, 2014 to July 24, 2017.

The contractual maturities of our FHLB advances as of March 31, 2012 are as follows:

(Dollars in 000’s)	March 31, 2012 (Unaudited)
Due in 2012	$-
Due in 2013	-
Due in 2014	25,000
Due in 2015	-
Due in 2016	10,000
Thereafter	5,000
$40,000

Other borrowings: The Company had no securities sold under agreements to repurchase at March 31, 2012 or at December 31, 2011. Repurchase agreements for customers totaled zero at March 31, 2012 and $1.4 million at December 31, 2011. These borrowings matured daily and were secured by U.S. Government Agency securities with fair values of $2.0 million at December 31, 2011. Interest rates of 0.125% were paid on these borrowings for the year ended December 31, 2011.

Borrowing facilities: The Company has entered into various borrowing arrangements with other financial institutions for federal funds and other borrowings. The total amount of borrowing facilities available as of March 31, 2012 total $125.7 million, of which $85.7 million remains available to borrow. The total amount of borrowing facilities at December 31, 2011, was approximately $126.6 million with $85.2 million available to borrow.

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

The following table presents a summary of our options under the Plan at March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	11,003	$18.67	$-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	-	$-	-
Options outstanding, March 31, 2012	11,003	$18.67	$-
Options exercisable, March 31, 2012	11,003	$18.67	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.  This amount changes based on changes in the market value of our common stock.

Information pertaining to our options outstanding at March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$11.53 $15.21-$24.81	2,736 8,267	0.29 years 1.79 years	$11.53 21.04	2,736 8,267	$11.53 21.04

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

The Company recognizes compensation expense for outstanding restricted stock over their vesting periods for an amount equal to the fair value of the restricted stock at grant date.  Fair value is determined by the price of the common shares underlying the restricted stock on the grant date.  As of March 31, 2012, there was $52 thousand of total unrecognized compensation cost related to non-vested restricted stock granted under the Stock Plan.  That cost is expected to be recognized over a weighted-average period of 3 years.  The Company recorded $7 thousand of compensation expense related to restricted stock during the quarter ended March 31, 2012.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2012, and changes during the quarter ended March 31, 2012, is presented below:

	Number Of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	47,689	$1.73
Granted	-	-
Vested	(9,379)	1.73
Forfeited	-	-
Non-vested at March 31, 2012	38,310	$1.73

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

The following table presents the balances of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

(Dollars in 000’s)	Fair Value Measurements at March 31, 2012 Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$2,176	$-	$2,176	$-
U.S. government agencies and corporations	30,344	-	30,344	-
Bank eligible preferred and equities	2,231	-	2,231	-
Mortgage-backed securities	57,858	-	57,858	-
Corporate and other debt	9,072	-	5,797	3,275
States and political subdivisions	23,308	-	23,308	-

(Dollars in 000’s)	Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$218	$-	$218	$-
U.S. government agencies and corporations	17,039	-	17,039	-
Bank eligible preferred and equities	1,964	-	1,964	-
Mortgage-backed securities	52,216	-	52,216	-
Corporate and other debt	8,849	-	5,797	3,052
States and political subdivisions	19,018	-	19,018	-

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012:

(Dollars in 000’s)		Quantitative Information about Level 3 Fair Value Measurements for March 31, 2012
Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Corporate and other debt	$3,275	Vendor Pricing	(1)

Impaired loans	$2,437	Discounted appraised value	Selling cost	5% - 22%	(7%)

			Discount for lack of marketability	0% - 16%	(1%)

	$2,026	Internal valuation	(2)

	$5,195	Discounted cash flow	Discount rate	5% - 7.9%	(7%)

Other real estate owned	$2,334	Discounted appraised value	Discount for lack of marketability	2% - 43%	(14%)
(1) For our collateralized debt obligations included in Corporate and other debt, we attain independent vendor pricing for fair value. The significant unobservable inputs for Level 3 assets are valued using fair values obtained from third party vendors are not included in the table as specific inputs applied are not provided by the vendor.  The vendor uses base case collateral-specific assumptions that are aggregated into cumulative weighted-average default, recovery and prepayment probabilities.
(2) Internal valuations unobservable inputs are not available as the estimates of fair value are based on data such as tax assessments, internal estimates on sale of equipment of property by third party vendors, and financial support of the loans by the guarantors.  Loans that are valued based on tax assessments may contain a discount related to the cost of sale ranging from 5%-10%.  In some instances, loans may also contain a discount for lack of marketability which ranges from 10-16%.

The table below presents reconciliation and statements of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

(Dollars in 000’s)	Available for Sale Securities
Balance, December 31, 2011	$3,052
Total realized and unrealized gains (losses):
Included in earnings	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	223
Transfers in and (out) of Level 3	-
Balance, March 31, 2012	$3,275

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

The following describes the valuation techniques used by us to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Other real estate owned:  Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, (Level 2) valuations are periodically performed by us and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.  Level 2 or Level 3 fair value for other real estate owned is determined in a manner similar to that described below for impaired loans.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market and SBS certificates held pending being pooled into an SBA security. Fair value is based on the price secondary markets are currently offering for similar loans and SBA certificates using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2012. Gains and losses on the sale of loans are recorded within other operating income on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The fair value of real estate collateral is considered Level 2 if it is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of us using observable market data. Additionally, fair value of a loan is Level 2 if the value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Fair value of real estate collateral is considered Level 3 if the collateral is a house or building in the process of construction; if the appraisal of the real estate property is over two years old; if the appraised value is discounted; or if an internal valuation using current market data is considered. Likewise, discounted cash flows of a business’s operations or values for inventory and accounts receivables collateral that are based on financial statement balances or aging reports are considered Level 3. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes our assets that were measured at fair value on a nonrecurring basis during the period.

(Dollars in 000’s)	Fair Value Measurements at March 31, 2012 Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$9,658	$-	$-	$9,658

Loans held for sale	305	-	305	-

Other real estate owned	$6,112	$-	$3,778	$2,334

(Dollars in 000’s)	Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Impaired Loans Net of Valuation Allowance	$5,612	$-	$		$5,612

Loans held for sale	$307	$-		$307	$-

Other real estate owned	$6,809	$-		$4,570	$2,239

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

Deposit liabilities:  The fair values of demand deposits equal their carrying amounts which represents the amount payable on demand.  The carrying amounts for variable-rate fixed-term money market accounts approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

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

The following is a summary of the carrying amounts and estimated fair values of our financial assets and liabilities at March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012 using
Dollars in 000’s	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Financial assets:
Cash and due from banks	$7,107	$7,107	$-	$-	$7,107
Federal funds sold	20,680	20,680	-	-	20,680
Securities available for sale	124,989	-	121,714	3,275	124,989
Securities held to maturity	1,543	-	1,567	-	1,567
SBA loans held for sale	305	-	305	-	305
Loans, net	203,961		191,703	9,658	201,361
Accrued interest receivable	1,208	-	1,208	-	1,208
Bank owned life insurance	10,720	-	10,720	-	10,720

Financial liabilities:
Demand and variable rate deposits	181,550	-	181,550	-	181,550
Certificates of deposit	148,341	-	148,466	-	148,466
FHLB borrowings	40,000	-	43,511	-	43,511
Capital trust preferred securities	5,155	-	5,155	-	5,155
Accrued interest payable	671	-	671	-	671

	December 31, 2011
	Dollars in 000’s
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$7,486	$7,486
Federal funds sold	38,859	38,859
Securities available for sale	99,304	99,304
Securities held to maturity	1,544	1,572
SBA loans held for sale	307	350
Loans, net	214,743	212,442
Accrued interest receivable	1,268	1,268
Bank owned life insurance	10,625	10,625

Financial liabilities:

Demand and variable rate deposits	173,807	173,807
Certificates of deposit	159,035	159,453
Securities sold under repurchase
Agreements	1,393	1,393
FHLB borrowings	40,000	43,935
Capital trust preferred securities	5,155	5,155
Accrued interest payable	665	665

At March 31, 2012 and December 31, 2011, the Company had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have an immaterial affect on the current fair market value.

Note 7.  Income Taxes

The Company incurred net income of $291 thousand and $257 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. The Company had no income tax expense for the first quarter 2012 or for the first quarter 2011.  Additionally, due to recent significant losses, the Company was unable to ascertain it would generate sufficient net income in the near term to realize its deferred tax assets, and therefore, established a deferred tax valuation allowance during 2010.

Note 8.  Other Operating Expenses

The following table summarizes the details of other operating expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(Dollars in 000’s)	March 31, 2012	March 31, 2011
Advertising and public relations	$11	$13
Taxes and licenses	21	33
Legal and professional fees	136	113
Consulting fees	112	117
Outsourced data processing fees	143	104
Other	574	529
Total other operating expenses	$997	$909

Note 9.  Deferral of Dividends on Preferred Stock and Deferral of Interest on Capital Trust Preferred Securities

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of March 31, 2012 is $1.3 million.

On March 4, 2010 the Company notified U.S. Bank, National Association that pursuant to Section 2.11 of the Indenture dated December 17, 2003 among Central Virginia Bankshares, Inc. as Issuer and U.S. Bank, National Association, as Trustee for the $5,155,000 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033, (CUSIP 155793AA0), the Board of Directors of Central Virginia Bankshares, Inc. had determined to defer the regular quarterly Interest Payments on such Debentures, beginning March 31, 2010.  As of March 31, 2012 the total arrearage on such interest payments is $386 thousand and is included in accrued interest payable in the consolidated financial statements.

Note 10.  Regulatory Matters

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

Note 11.  Subsequent Event

On April 24, 2012, the Company announced that it has notified the NASDAQ Stock Market of its intent to voluntarily delist its common stock from the NASDAQ Capital Market and to file a Form 25, Notification of Removal from Listing and/or Registration, with the Securities and Exchange Commission (“SEC”) on or about May 4, 2012.  The Company also announced its intention to file a Form 15 with the Securities and Exchange Commission upon the effectiveness of the delisting of its common stock, on or about May 14, 2012.  The Form 15 will deregister the Company’s common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended by the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act.

On May 4, 2012, the Company filed its Form 25 with the SEC and the Company’s common stock ceased trading on the NASDAQ Capital Market at the close of business on May 11, 2012.  The Company’s common stock began quotation on May 14, 2012 on the OTC:QB market under the trading symbol CVBK.

On May 15, 2012, the Company filed its Form 15 to deregister the common stock pursuant to Section 12(g).   The Company expects that its obligation to file periodic reports such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K will be suspended 90 days after filing the Form 15.  As a result of this decision, the Company also withdrew its Form S-1 registration statement in connection with a contemplated rights offering to existing shareholders and expensed the deferred cost for preparing and filing the Form S-1 during the first quarter 2012 for $55 thousand.

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

Banking Services. Our principal business is to attract deposits and to loan or invest those deposits on profitable terms. We engage in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in our primary service area. We offer all traditional loan and deposit banking services as well as newer services such as Internet banking, telephone banking, and debit cards.  In addition, we offer other ancillary services such as the sales of non-deposit investment products through a partnership with Infinex, Inc. a registered broker-dealer and member of FINRA and SIPC.  We make term loans, both alone and in conjunction with other banks or governmental agencies. We also offer other related services, such as ATMs, safe deposit boxes, deposit transfer, notary public, escrow, drive-in facilities and other customary banking services. Our lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in our market area.

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

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (or the JOBS Act).  The JOBS Act significantly amends the federal securities laws to:  relax the general solicitation and general advertising prohibitions in private placements, create a new public offering exemption for offerings up to $50 million and increase the thresholds under which companies are required to register with the Securities and Exchange Commission (the SEC) and begin filing periodic public reports.  The JOBS act also increased the threshold number of shareholders for bank holding companies to deregister with the SEC and cease filing period public reports.  On May 4, 2012, we filed our Form 25 with the SEC and our common stock ceased trading on the NASDAQ Capital Market at the close of business on May 11, 2012.  Our common stock began quotation on May 14, 2012 on the OTC:QB market under the trading symbol CVBK.  On May 15, 2012, we filed our Form 15 to deregister the common stock pursuant to Section 12(g).   We expect that our obligation to file periodic reports such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K will be suspended 90 days after filing the Form 15.  As a result of this decision, we also withdrew our Form S-1 registration statement in connection with a contemplated rights offering to existing shareholders and expensed the deferred cost for preparing and filing the Form S-1 during the first quarter 2012 for $55 thousand.

On February 12, 2010, we notified the U.S. Department of the Treasury that our Board of Directors determined that the payment of the quarterly cash dividend of $142 thousand due during the first quarter of 2010, and subsequent quarterly payments on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of March 31, 2012 is $1.3 million.

Factors Impacting Our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the level of our non-performing assets, the market value of our assets and the supply of, and demand for, commercial and residential mortgage loans, commercial real estate debt, mortgage-backed securities and other financial assets in the marketplace.  Our net interest income includes the actual payments we receive and is also impacted by the level of loans that are not accruing interest due to their delinquency level.  Our net interest income also varies over time, primarily as a result of changes in interest rates, volume and levels of interest earning assets and interest paying deposits and liabilities.  Interest rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty.  Our operating results may also be impacted by credit losses in excess of the amounts that we have provided for at March 31, 2012.

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

Amount and Mix of Earning Assets. The amount and mix of our earning assets, as measured by the aggregate unpaid principal balance of our loan and our investment portfolios, is a key revenue driver.  During 2010, we strategically decreased the balances of our investment portfolio and borrowings and certificates of deposits in order to improve our capital position.  During 2011 and 2012 we have shifted portions of our investment portfolio into government backed securities.  These securities historically have generally had low credit risk and carry lower returns.  Generally, as the size of our earning assets decrease, the amount of interest income we receive decreases.  That decline in our interest income has been greater than the decrease in our interest expense which, in total, reduces our net interest income.

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

Summary Results

For the quarter ended March 31, 2012, we reported net income of $291 thousand. This compares to net income of $257 thousand in the quarter ended March 31, 2011.  The increase in net income is $34 thousand when compared to earnings in the first quarter of 2011.  The increase is primarily due to increased realized gains on available for sale securities and lower interest expense and provision for loan losses in the first quarter of 2012.   Reported net income, net of $161 thousand in unpaid dividends and accretion of discount on preferred stock, resulted in net income available to common shareholders of $130 thousand for the quarter ended March 31, 2012 compared to net income available to common shareholders of $96 thousand for the same quarter of the previous year.  Basic and diluted income per share increased $0.01 to $0.05 for the quarter ended March 31, 2012 from $0.04 for the comparable period 2011.  The return on average assets for the first quarter 2012 was 0.30% versus 0.26% for the first quarter of 2011. The return on shareholders’ equity for the first quarter 2012 was 8.88% compared to 9.23% in the first quarter of 2011.

Revenue, the sum of net interest income and noninterest income, of $3.8 million in first quarter 2012 was consistent with the $3.8 million earned in the first quarter 2011.  Our net interest margin also remained consistent at 3.02% in the first quarter 2012 as compared to 3.02% in the first quarter 2011.

Our allowance for loan losses was $8.7 million at March 31, 2012, compared with $9.3 million at December 31, 2011.  Our ratio of the allowance for loan losses to total loans was 4.11% at March 31, 2012 compared to 4.16% at December 31, 2011.  At March 31, 2012, total assets declined $4.2 million or 1% to $391.2 million from $395.4 million at December 31, 2011.  We continue to reduce our liabilities as total liabilities at March 31, 2012 declined $4.5 million or 1% to $378.3 million from $382.8 million at December 31, 2011.  Total stockholders’ equity increased $0.3 million to $12.9 million at March 31, 2012 from $12.6 million at December 31, 2011.

Our financial results for the first quarter 2012 compared to the first quarter 2011 included the following:

Our net interest income in the first quarter 2012 was $2.7 million.  Our net interest margin in the first quarter 2012 remained consistent at 3.02% compared to 3.02% for the first quarter 2011. Total interest income for the quarter was $3.9 million while total interest expense was $1.2 million. Interest income was lower by 15% from a year earlier due to a decline in our average earning assets and a decline in our yield earned on our investment portfolio for the first quarter 2012 as compared to the first quarter 2011.  Our interest expense declined by 31.0% from the prior year’s first quarter due primarily to lower interest rates on deposits and a $27.9 million reduction in the average balance of certificate of deposits, partially offset by an increase in the average balance of interest bearing deposits, from the first quarter 2011.

For the first quarter 2012, $0.2 million was added to the allowance for loan losses, compared to the same period in 2011, when $0.5 million was added to the allowance. Our charge-offs for the first quarter 2012 were $0.8 million compared to $0.8 million for the comparable period in 2011.

Non-interest income of $1.1 million increased 10%, or $0.1 million from the prior year’s first quarter total of $1.0 million. This increase was due primarily to an increase in our realized gains on the sale of securities available for sale, offset by lower service charges, commissions and fees.

Total non-interest expense for the first quarter 2012 was $3.3 million, an increase of 6% or $0.2 million as compared to $3.1 million last year. The increase was due primarily to higher losses and costs of operation for other real estate owned, (“OREO”) of $403 thousand, offset by lower salaries and benefits, lower occupancy, furniture and equipment expenses, and lower FDIC insurance expense.

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

The allowance consists of specific and general components. The specific component is related to doubtful, TDRs,  and certain substandard loans. The general component covers non-classified, special mention, and certain sub-standard loans and is based on historical loss experience adjusted for qualitative factors.

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

Commercial loans.  Commercial loans are pooled by portfolio segment and a historical loss percentage as well as an estimated years for impairment is applied.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  In addition, adversely rated non-impaired loans are applied a higher percentage of the historical loss percentage as the risk rating worsens.  The estimated years for impairment are based on historical loss experience over the loss emergence period.  At March 31, 2012, the estimated years for impairment for commercial loans were 24 months.

Based on credit risk assessment and management’s analysis of leading predictors of losses, additional adjustment factors may be applied to loan balances.  At March 31, 2012, management did not apply additional adjustment factors since the historical loss factors accurately reflected expected future losses.

Construction loans.  Construction loans are pooled by portfolio class and a historical loss percentage, as well as an estimated years for impairment, is applied to each class.   Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. In addition, adversely rated non-impaired loans are applied a higher percentage of the historical loss percentage as the risk rating worsens.  The estimated years for impairment are based on historical loss experience modeling over the loss emergence period.  At March 31, 2012, the estimated years for impairment for construction loans were 12 – 15 months.

Based on credit risk assessment and management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances.  At March 31, 2012, management applied additional adjustment factors based on the collateral position of the Company in relation to the loan portfolio, seasoning of the portfolio with little to no new originations, historical loss trends, and management’s estimates on expected losses.

Residential real estate loans.  Residential real estate loans consist of real estate residential mortgages and home equity loans and are pooled by portfolio class and a historical loss percentage, as well as an estimated years for impairment is applied to each class.  Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily.  In addition, past due loans are applied a higher rate of the historical loss percentage as the past due status worsens.  The estimated years for impairment are based on historical loss experience over the loss emergence period.  At March 31, 2012, the estimated years for impairment for each class were as follows:

Mortgages – 12 Months
Home Equity – 12 Months

Based on management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances.  At March 31, 2012, management applied additional adjustment factors based on worsening credit migration trends and managements’ estimates on expected losses.

Commercial real estate loans. Commercial real estate loans consist of loans secured by property and may be either owner occupied or non-owner occupied, and is pooled by portfolio class and a historical loss percentage, as well as an estimated years for impairment is applied to each class. Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. In addition, adversely rated non-impaired loans are applied a higher rate of the historical loss percentage as the risk rating worsens. The estimated years for impairment are based on historical loss experience over the loss emergence period. At March 31, 2012, the estimated years for impairment for commercial real estate loans were 12 - 24 months.

Based on management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances. At March 31, 2012, management applied additional adjustment factors based on deterioration of performance in the market and management’s estimates on expected losses.

Installment and Bank Cards.  Consumer loans (installment and bank cards) are pooled by portfolio class and a historical loss percentage is applied to each class.   Historical loss percentages are based on actual loan charge-offs weighted over a three year period, with the most recent quarter weighted more heavily. In addition, past due loans are applied a higher rate of the historical loss percentage as the past due status worsens.  The estimated years for impairment are based on historical loss experience modeling over the loss emergence period.  At March 31, 2012, the estimated years for impairment for consumer loans were 18 months.

Based on credit risk assessment and management’s analysis of leading predictors of losses, adjustment factors may be applied to loan balances.  At March 31, 2012, management applied adjustments based on risks inherent with consumer loans, current unemployment rate for the region and management’s estimates on expected losses.

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

Reflected in the portions of the allowance previously described is an amount for imprecision or uncertainty that incorporates the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period.  This amount is the result of our judgment of risks inherent in the portfolios, economic uncertainties, historical loss experience and other subjective factors, including industry trends, calculated to better reflect the our view of risk in each loan portfolio.  No single statistic or measurement determines the adequacy of the allowance for loan loss.  Changes in the allowance for loan loss and the related provision expense can materially affect net income.

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

Troubled debt restructurings
In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted below for impaired loans.

Impairment of Loans
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

Impairment of Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) we intend to sell the security or (2) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis.  If, however, we do not intend to sell the security and it is not more -likely-than-not that it will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.  For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in net income.  Management regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, its intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.  Outsourced assistance is obtained quarterly on difficult to value Level 3 securities.

Other Real Estate Owned
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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Our net interest income was $2.7 million and $2.8 million, respectively, for the first quarter of 2012 and 2011; representing a decrease of $0.1 million.  This decrease was due primarily to a decline in interest income earned on both our loan and investment portfolios as a result of a decline in average earning assets and yield declines, offset by declines in our interest expense paid on interest paying deposits and on our FHLB borrowings.

Our net interest margin is a measure of our net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest earning assets. Our net interest margin for the first quarter of 2012 was 3.02%, unchanged from 3.02% for the comparable period in 2011.

Our total interest income was $3.9 million and $4.6 million for the first quarter of 2012 and 2011, respectively, down $0.7 million from a year ago due to the following:

Loan portfolio
·
Interest and fees on loans was $3.1 million and $3.7 million for the first quarter of 2012 and 2011, respectively, down $0.6 million from a year ago. The decrease was due to a decline in average loans of $37.3 million, or 15%, from March 31, 2011 to March 31, 2012.

·	During the first quarter of 2012, our average loans totaled $219.8 million as compared to $257.1 million in the first quarter of 2011.
·	Our yield on loans decreased to 5.69% for the first quarter of 2012 from 5.77% in the comparable quarter of 2011.

Securities portfolio
·	Interest on securities was $0.8 million and $0.9 million for the first quarter of 2012 and 2011, respectively, down $0.1 million from a year ago.
·	Our average investment securities totaled $119.1 million in the first quarter of 2012, an increase of $27.0 million or 29% from $92.1 million in the first quarter of 2011.
·
Our investment securities in the first quarter of 2012 yielded 2.61%, compared to 3.79% in the first quarter of 2011 as security yields have been affected by the declining rate environment as reinvestment of $43.0 million in the sales, calls or maturities of securities during the first quarter 2012 have been at lower yields.  We have increased our percentage of government backed securities in the first quarter 2012 as compared to the first quarter of 2011, which yield lower rates.

Our average interest earning assets totaled $357.2 million in the first quarter of 2012, a decrease of $18.8 million or 5% from $376.0 million in the first quarter of 2011. Our yield on total interest earning assets dropped to 4.38% in the first quarter 2012 from 4.88% in the same quarter 2011 resulting in a decrease of $0.7 million in total interest income for the first quarter 2012.

Our total interest expense was $1.2 million and $1.8 million for the first quarter of 2012 and 2011, respectively, down by $0.6 million from a year ago due to the following:

Deposits
·
Our interest expense on deposits was $0.8 million and $1.3 million for the first quarter of 2012 and 2011, respectively, down by $0.5 million from a year ago due to a combination of lower balances on our higher paying certificate of deposit accounts and a decrease in interest rates paid on interest bearing deposits.

·
Our total average interest bearing deposits were $290.5 million for the first quarter 2012, a decrease of $13.9 million or 5% from $304.4 million for the first quarter 2011.  The decline was primarily in our certificate of deposits.

·
Our rate paid on deposits for the first quarter 2012 was 1.11%, down from 1.70% for the first quarter 2011 due to the downward repricing of many of our deposits and an overall decline in rates that we offer.

Borrowings
·	Interest on borrowings remained relatively stable at $0.4 million and $0.5 million for the first quarter of 2012 and 2011, respectively.
·
Our average balance on borrowings for the first quarter 2012 was $45.7 million down from $48.0 million for the first quarter 2011, representing a $2.3 million or 5% decline in average borrowings.  The decrease in average borrowings was primarily related to the decline in our federal funds purchased and securities sold under repurchase agreements of $2.3 million.

·
Our average interest rate on borrowings for the first quarter of 2012 was 3.57% down from 3.80% for the first quarter 2011 because our yield on our FHLB borrowings decreased 47 basis points during the first quarter 2012 as compared to the first quarter 2011.

The yield on our interest-bearing liabilities decreased to 1.44% in the first quarter 2012 compared to 1.99% in the first quarter 2011.   Our average interest-bearing liabilities decreased $16.2 million or 5% to $336.1 million in the first quarter of 2012 compared to $352.3 million in the first quarter of 2011.

The following table sets forth our average interest earning assets and our average interest bearing liabilities, the average yields earned on assets and rates paid on liabilities, and our net interest margin, for the periods indicated.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	($ amounts in thousands)
Federal funds sold	$18,356	$10	0.22%	$26,902	$13	0.19%
Securities: (1)
U. S. Treasury and other government agencies and corporations	76,792	371	1.93%	61,480	547	3.56%
States and political subdivisions	22,830	202	3.54%	7,018	90	5.13%
Other securities	19,439	203	4.18%	23,586	236	4.00%
Total securities	119,061	776	2.61%	92,084	873	3.79%
Loans	219,767	3,124	5.69%	257,060	3,705	5.77%
Total interest-earning assets	357,184	$3,910	4.38%	376,046	$4,591	4.88%
Allowance for loan losses	(9,007)			(10,365)
Cash and other non interest-earning assets	41,262			38,096
Total Assets	$389,438			$403,778

Interest-bearing liabilities:
Deposits:
Interest bearing demand and MMDA	$95,352	$124	0.52%	$84,106	$151	0.72%
Savings	41,536	51	0.49%	38,749	67	0.69%
Other time	153,581	632	1.65%	181,523	1,076	2.37%
Total deposits	290,469	807	1.11%	304,378	1,294	1.70%

Fed funds purchased and securities sold under REPO	501	-	-%	2,812	4	0.57%
FHLB Term advances	40,000	364	3.64%	40,000	411	4.11%
Capital trust preferred securities	5,155	43	3.34%	5,155	41	3.18%
Total borrowings	45,656	407	3.57%	47,967	456	3.80%
Total interest-bearing liabilities	336,125	1,214	1.44%	352,345	1,750	1.99%
Demand deposits	37,913			36,420
Other non interest bearing liabilities	2,321			3,857
Total Liabilities	376,359			392,622
Stockholders’ Equity	13,079			11,156
Total Liabilities and Stockholders’ Equity	$389,438			$403,778
Net interest spread		$2,696	2.94%		$2,841	2.89%
Net interest margin (2)			3.02%			3.02%

(1) Includes securities available for sale and securities held to maturity.
(2) Calculated as our annualized net interest spread divided by the average balance for the period of our total interest-earning assets.

NON-INTEREST INCOME

Non-interest income of $1.1 million increased 10%, or $0.1 million from the prior year’s first quarter total of $1.0 million. This increase was due primarily to an increase in our realized gains on the sale of securities available for sale.  First quarter 2012 non-interest income included:

·
Investment and insurance commissions, which are a component of other service charges, commissions and fees, of $52.4 thousand, down from $89.1 thousand year over year, due to lower transaction volumes and to a lesser extent decreases in outstanding accounts.

·	Realized gains on the sale of securities, up $0.2 million from last year.
·
Secondary market mortgage fee income, which is a component of other service charges, commissions and fees, of zero, down from $31 thousand from last year as a result of our decision to cease originating mortgage loans in January 2011.

·	Other operating income, down $22 thousand from last year.

NON-INTEREST EXPENSES

Total non-interest expense for the first quarter 2012 was $3.3 million, an increase of 6% or $0.2 million as compared to $3.1 million last year. First quarter non-interest expense included:

·	FDIC insurance expense decreased $0.1 million from last year due primarily to decreases in total assets and deposits and due to changes in the method in which FDIC premiums are calculated.
·
Loss on other real estate owned and costs of operation increased $0.4 million compared to last year due to increased sales of OREO property during the first quarter 2012 and increased number of OREO properties.

·
Legal, professional and consulting fees totaled $248 thousand in the first quarter 2012, an increase of $18 thousand from last year reflecting the expense of our deferred S-1 costs during the first quarter 2012, offset by lower incremental costs associated with addressing regulatory issues related to our written agreement with the Bureau of Financial Institutions and the Federal Reserve during 2011.

·	We did not record any OTTI charges on our investment securities portfolio during the first quarter 2012 as compared to $13 thousand in the comparable period last year.

We are continuing our efforts towards reducing all controllable expenses while increasing categories of non-interest income.

On May 4, 2012, we filed our Form 25 with the SEC and our common stock ceased trading on the NASDAQ Capital Market at the close of business on May 11, 2012.  Our common stock began quotation on May 14, 2012 on the OTC:QB market under the trading symbol CVBK.  On May 15, 2012, we filed our Form 15 to deregister the common stock pursuant to Section 12(g).   We expect that our obligation to file periodic reports such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K will be suspended 90 days after filing the Form 15.  As a result of this decision, we also withdrew our Form S-1 registration statement in connection with a contemplated rights offering to existing shareholders and expensed the deferred cost for preparing and filing the Form S-1 during the first quarter 2012 for $55 thousand.

INCOME TAXES

We reported no income tax expense in the first quarter of 2012 or 2011 because of substantial amounts of net operating loss carryforwards that offset any taxable income.

FINANCIAL CONDITION

LOAN PORTFOLIO

We actively extend consumer loans to individuals and commercial loans to small and medium sized businesses within our primary service area. Our commercial lending activity extends across our primary service area of Powhatan, Cumberland, western Chesterfield, and western Henrico Counties. Consistent with our focus on providing community-based financial services, we generally do not attempt to diversify our loan portfolio geographically by making significant amounts of loans to borrowers outside of our primary service area.

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

At March 31, 2012, total loans net of unearned income were $212.7 million and had decreased by $11.4 million or 5% from December 31, 2011, and had decreased $37.4 million or 15% from March 31, 2011. The loan to deposit ratio was 64.5% at March 31, 2012, compared to 67.3% at December 31, 2011 and 73.2% at March 31, 2011.  The size of our loan portfolio has been reduced primarily as a result of declining demand of qualified applicants in our marketplace and an increase in charge-offs of $18 thousand for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

The table below shows the percentage of our various loan categories as a percentage of our total loans for the respective periods:

	March 31, 2012	December 31, 2011	March 31, 2011
Real estate related loans	88%	88%	76%
Consumer loans	1%	1%	2%
Commercial and industrial loans	11%	11%	22%
Total	100%	100%	100%

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

Management forecloses on delinquent real estate loans when all other repayment possibilities have been exhausted. Our practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The current extended decline in the national economy and unemployment rates from 2007 to 2011 has also negatively affected the local real estate market.  The majority of the non-performing loans are real estate related.  We believe that the majority of nonperforming loans are adequately secured by collateral.  The following table summarizes activity related to other real estate owned:

	At March 31,	At December 31,	At March 31,
	2012	2011	2011
	(Dollars in Thousands)
Acquired real estate through foreclosure	$756	$5,628	$2,118
Net OREO related expenses	55	253	49
Loss on sale of OREO	173	90	28
Valuation allowance on OREO	252	282	-

Management is diligently monitoring the level of non-performing assets; however, we believe that the amount of non-performing loans in 2012 is a reflection of the current depressed real estate markets and the generally weak economic environment. Based on our present knowledge of the status of individual and corporate borrowers and the overall state of the local economy, management reasonably anticipates that the level of non-performing assets is likely to decrease from its current level. Management will move to foreclose on borrowers whose loans are placed on a non-accrual status in order to resolve the credit; therefore, it is reasonable to anticipate an increase in OREO.

Our non-performing assets at the end of the first quarter 2012 decreased to $38.4 million compared to $40.9 million at the end of the first quarter of the prior year and decreased from $42.8 million for the immediately preceding quarter. This resulted primarily from a decrease in loans that are on a non-accrual basis since the first quarter 2011 and a decrease of non-accrual loans, loans past due and still accruing, and loans restructured and in compliance with modified terms since December 31, 2011. The following table summarizes our non-performing assets:

	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

Loans accounted for on a non-accrual basis	$20,486	$22,394	$25,126	$26,974	$28,011
Loans contractually past due 90 days or more as to interest or principal payments and still accruing (not included in non-accrual loans above)	41	1,852	743	1,138	3
Loans restructured and in compliance with modified terms (not included in non-accrual loans or loans contractually past due 90 days or more above)	8,004	7,786	5,671	6,100	6,228
Total non-performing loans	$28,531	$32,032	$31,540	$34,212	$34,242
Other real estate owned	6,112	6,809	6,202	5,162	4,366
Other non-performing assets	3,712	3,979	3,977	2,707	2,330
Total non-performing assets	$38,355	$42,820	$41,719	$42,081	$40,938
Non-performing assets to total loans	18.0%	19.1%	17.8%	17.4%	16.4%

We have analyzed the potential risk of loss in our loan portfolio, given the loan balances and the value of the underlying collateral, and have recognized losses where appropriate. Non-performing loans are monitored on an ongoing basis as part of our periodic internal and external loan review process. We do not believe that the current level of non-performing loans at March 31, 2012 is reflective of any significant systemic problem within our loan portfolio but rather is a reflection of the current economic environment. We review the adequacy of our allowance for loan loss at the end of each month. We use a loan risk classification system, which classifies all loans, including impaired or problem credits as substandard, doubtful, or loss, according to a scale of 1-8 with 8 being a loss.  We also evaluate adversely classified loans relative to their collateral value and make appropriate reductions to the carrying value of those loans to approximate fair value based on that review.  Should any of the individual classified loans deteriorate further in the future, additional write downs may be required. Our ratio of the allowance for loan losses to total loans was 4.11% at March 31, 2012; 4.16% at December 31, 2011; and 4.09% at March 31, 2011.  At March 31, 2012, the ratio of the allowance for loan losses to total non-performing loans was 30.6% compared to 29.1% at December 31, 2011 and 29.9% at March 31, 2011.  This ratio increased at March 31, 2012 compared to December 31, 2011 primarily due to a decrease in our non-performing loans due to a decline in our non-accrual loans.  We believe that the allowance for loan losses, which may or may not increase at the same rate as the loan portfolio grows, is adequate as of March 31, 2012 to provide for potential losses. However, considering the current state of the local real estate markets, and the risk as identified by periodic qualitative and quantitative analysis, it is possible that additions to our reserve for possible loan losses may be necessary in the future.

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

Given the activity in our net charged off loan levels, the ratio of the reserve for loan losses to outstanding loans, the generally depressed real estate markets, and the level of our total nonperforming assets, we concluded that it would be appropriate to continue to make additions to the allowance for loan losses. We made a provision for loan losses of $0.2 million in the first quarter of 2012, following a provision of $0.5 million in the fourth quarter of 2011 and a provision of $0.7 million in the third quarter of 2011.  We will continue to evaluate, on a monthly basis, the adequacy of the total reserve for loan losses. We anticipate that we will continue to make provisions as losses are taken in subsequent periods. The decision to continue, increase or decrease additions to the reserve will be based on the monthly qualitative analysis of the loan portfolio, considering, among other factors, changes in the risk profile of certain types of lending, loan growth, overall economic conditions, and the volume of non-performing and adversely classified loans. Despite our best efforts, the reserve may be adjusted in future periods if there are significant changes in the assumptions or factors utilized when making valuations, or conditions differ materially from the assumptions originally utilized.  Any such adjustments are made in the reporting period when the relevant factors become known and when applied as part of the analysis indicate a change in the level of potential loss is warranted.

SECURITIES

Our investment securities portfolio serves primarily as a source of liquidity and yield. Certain of the securities are pledged to secure public or government deposits and others are specifically identified as collateral for borrowings from the FHLB or repurchase agreements with correspondent banks and customers. The remaining portion of the portfolio is held for investment income, available for sale in the event liquidity is needed to fund loan growth or cover deposit outflows, and for general asset/liability management purposes. At the end of the first quarter 2012, total securities were $126.5 million, an increase of $25.7 million or 25% compared to December 31, 2011 balances of $100.8 million, and have increased by $15.0 million or 13% since the March 31, 2011 balance of $111.5 million.  The increase since December 2011 was due primarily to purchases of $68.6 million of various securities.

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

We review and evaluate all securities quarterly or more frequently as necessary for possible impairment. If, in our judgment, there is serious doubt as to the probability of collecting substantially all our basis in a security within a reasonable period of time, an impairment write down will be recognized. We conducted impairment reviews as of March 2012 for all securities where cash flow information was obtainable. Our analysis indicated that we expect to recover the entire amortized cost basis of the security.  We also determined that we would not be required to sell the securities before the recovery of the entire amortized cost basis of the security.  We presently hold the following securities with credit ratings that, subsequent to purchase, have declined below minimum investment grade:

·	$175 thousand Ally Bank (formerly GMAC) Perpetual Preferred Stock,
·	$1 million MBIA Global Funding 5.07% maturing 6/15/2015,
·	$2 million Bank Boston Capital 1.007% maturing 1/15/2027,
·	$2 million Bank of America Capital .8213% maturing 1/15/2027, and
·	$2 million in Sallie Mae preferred stock.

We hold seven CDO securities where the underlying pooled collateral is various bank and insurance company trust preferred securities. As noted in Note 2 to the consolidated financial statements, four of the seven securities now have ratings that are below minimum investment grade. We use an independent valuation firm that specializes in valuing debt securities.  The independent firm evaluates all relevant credit and structural aspects of each debt security, determining appropriate performance assumptions and performing discounted cash flow analysis.  The following topics are covered in their evaluation:

•	Detailed credit and structural evaluation for each piece of collateral in the debt security;
•	Collateral performance projections for each piece of collateral in the debt security;
•	Terms of the debt security structure; and
•	Discounted cash flow modeling.

Following the quarterly evaluation of these securities, management has concluded that the impairment within the CDO securities is considered temporary as of March 31, 2012. We do not own any securities collateralized by “sub-prime” or “alt A” mortgage loans.

Our annualized average yield on the entire portfolio was 2.61% for the first quarter of 2012, compared to 3.79% for the same period in 2011.

DEPOSITS AND BORROWINGS

Our main source of funds is deposit accounts.  Our deposit base is comprised of demand deposits, savings and money market accounts and other time deposits.  Our deposits are provided by individuals and businesses located within the communities served.  We generally do not accept out of market deposits, nor do we solicit or accept any brokered deposits.  Due to our written agreement with the Bureau of Financial Institutions and the Federal Reserve, we are not permitted to accept brokered deposits without prior regulatory approval or offer interest rates that are significantly higher than the average rates in our market area.

Total deposits were $329.9 million as of March 31, 2012, a decrease of $2.9 million or 1% from $332.8 million at December 31, 2011.  Total deposits have decreased by $11.8 million or 3% from the March 31, 2011 level of $341.7 million. The decrease in deposits is primarily due to the decline in the interest rate paid on time deposits.  The average aggregate interest rate paid on interest bearing deposits was 1.11% in the first quarter of 2012, compared to 1.70% for the corresponding period in 2011.  The majority of our deposits are higher yielding certificates of deposit because many of our customers are individuals who seek higher yields than those offered on regular savings, money market savings and interest checking accounts. At March 31, 2012 certificates of deposit represented 45.0% of total deposits as compared to 47.8% at December 31, 2011 and 51.4% at March 31, 2011.

The following table is a summary of our time deposits of $100,000 or more by remaining maturities at March 31, 2012, December 31, 2011, September 20, 2011, and June 30, 2011:

	Time Deposits $100,000 or More (Dollars in thousands)
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Three months or less	$7,092	$13,530	$11,570	$10,781
Three to twelve months	15,702	14,859	23,681	28,397
Over twelve months	20,549	20,493	16,306	14,599
Total	43,343	$48,882	$51,557	$53,777

Our total borrowings at March 31, 2012 were $45.2 million, and consisted of term borrowings of $40.0 million and capital trust preferred long term debt of $5.2 million. The weighted average cost of these borrowings in the first quarter of 2012 was 3.57% compared to 3.80% in the comparable period of 2011.  The decrease in the weighted average interest rate during the first quarter of 2012 as compared to the first quarter of 2011 was due to the structured borrowings from the FHLB being modified during the second quarter of 2011 to extend the maturity date for three years for $20 million of advances and lower the fixed interest rate associated with the debt.

We had no federal funds purchased and repurchase agreements or overnight advances from the FHLB at March 31, 2012.  The $1.4 million in overnight borrowings at December 31, 2011 consisted of repurchase agreements, and we had no overnight advances from the FHLB.  Our $40.0 million in term borrowings at March 31, 2012 were structured borrowings from the FHLB and the balance was unchanged compared to December 31, 2011. The borrowings with the FHLB have prepayment fees associated with them; therefore, we cannot prepay without incurring fees.  If we were to prepay the FHLB advances, the prepayment fee would have been approximately $3.5 million as of March 31, 2012.  Our ability to prepay these advances would be difficult due to the high cost of the associated prepayment fee.  The structured borrowings from the FHLB at March 31, 2012 consisted of various, convertible term advances, and were modified during the second quarter of 2011 to extend the maturity date for three years for $20 million of advances and lower the fixed interest rate associated with the debt.  The weighted average cost of these borrowings in the first quarter of 2012 was 3.64% compared to 4.11% in the comparable period of 2011.

As of March 31, 2012, we had $5.2 million in capital trust preferred debt outstanding which originated on December 17, 2003 at a variable interest rate of 3 month LIBOR plus 285 basis points and which resets quarterly. The debt matures on December 17, 2033.  The current weighted average cost of these borrowings in the first quarter of 2012 was 3.34% compared to 3.18% in the comparable period of 2011. The aggregate rate on all interest bearing liabilities for the first quarter of 2012 was 1.44%, compared to 1.99% in the comparable period of 2011.

CAPITAL RESOURCES

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.  The Bank is considered to be “well-capitalized” for regulatory purposes at March 31, 2012.  The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 capital, Total Capital and Leverage ratios.  Tier 1 Capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.  The Leverage Ratio consists of Tier 1 Capital divided by quarterly average assets.

Our total risk based capital ratio, tier 1 risk-based capital ratio and leverage ratio are all above the “well capitalized” minimum levels at March 31, 2012. As a result of an examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond, we have entered into a written agreement with the Bureau of Financial Institutions and the Federal Reserve as of June 30, 2010.  The written agreement requires us to develop plans to  increase capital until the Bank significantly exceeds the capital level required to be classified as “well capitalized,” establish and submit definitive plans to strengthen board oversight; better monitor, control, and improve asset quality; and improve overall risk identification, forecasting and management, at Central Virginia Bank.  We had planned to pursue a Rights and Stock Offering in 2010; however, given the economy and the resulting effects on the equity markets in general and bank stocks in particular, we did not feel that it was the right time to attempt to access the capital markets.  In connection with our decision to deregister our common stock pursuant to Section 12(g) of the Exchange Act we withdrew our Form S-1 registration statement relating to this offering.  We may raise capital in the future, however.  At this time we do not know what the nature of any capital raise will be, but we expect that it could be substantially dilutive to current shareholders.  In addition to a capital raise, we are evaluating strategies regarding capital enhancements.  Such strategies could include continued reduction in assets or further management of the securities portfolio.

Banking regulations also require us to maintain certain minimum capital levels in relation to Bank assets.  A comparison of our actual regulatory capital as of March 31, 2012, with minimum requirements, as defined by regulation, is shown below:

			Actual
	Regulatory Minimum		March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Consolidated	For Capital Adequacy Purposes
Total risk-based capital	8.0% 4.0% 4.0%		10.7%	10.1%	9.7%	9.5%
Tier 1 risk-based capital			9.4%	8.8%	8.5%	8.2%
Leverage ratio			5.6%	5.6%	5.6%	5.5%

Central Virginia Bank	Adequately Capitalized	Well Capitalized
Total risk-based capital	8.0%	10.0%	10.4%	9.8%	9.4%	9.1%
Tier 1 risk-based capital	4.0%	6.0%	9.1%	8.6%	8.1%	7.8%
Leverage ratio	4.0%	5.0%	5.7%	5.4%	5.3%	5.3%

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

We have entered into various borrowing arrangements with other financial institutions for federal funds, and other borrowings. The total amount of borrowing facilities available as of March 31, 2012 are $125.7 million, of which $85.7 million remains available to borrow.

The following table presents our contractual obligations at March 31, 2012 and the scheduled payment amounts due at various intervals over the next five years and beyond.

	Payment due by period (Dollars in thousands)
	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Capital trust preferred securities	$5,155	$-	$ -	$-	$5,155
FHLB borrowings (1)	40,000	-	25,000	10,000	5,000
Total	$45,155	$-	$ 25,000	$10,000	$ 10,155
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

At March 31, 2012, our interest sensitivity gap was positive at the 1-month and 3-month points and negative at the 2-month, 4-month and 5-month through the 5-year points. The cumulative gap is positive at the 1-month, and remains positive through the 6-month point. Since the largest amount of our interest sensitive assets and liabilities mature or re-price within 12 months, we monitor this area closely. We do not emphasize interest sensitivity analysis beyond this time frame because we believe various unpredictable factors could result in erroneous interpretations. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could have such an effect. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While we do not match each of our interest sensitive assets against specific interest sensitive liabilities, we do seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by us, changing trends in customer profiles and changes in laws and regulations applicable to us. Although we believe that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2011, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK
There have been no material changes from the quantitative and qualitative disclosures about market risk made in our Annual Report on Form 10-K for the year ended December 31, 2011, as discussed in the section on interest rate sensitivity in Item 2 above.

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

Changes in Internal Control over Financial Reporting
No changes have occurred during the first quarter 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1                LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

ITEM 1A   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011.  The materialization of any risks or uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Forward-Looking Statements” in this quarterly report on Form 10-Q.

ITEM 2               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3              DEFAULTS UPON SENIOR SECURITIES

On February 12, 2010, the Company notified the U.S. Department of the Treasury that the Board of Directors of the Company determined that the payment of the quarterly cash dividend of $142 thousand due on February 16, 2010, and subsequent quarterly payments, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, should be deferred.  The total arrearage on such preferred stock as of the date of the filing is $1.3 million.

ITEM 4              MINE SAFETY DISCLOSURES

None.

ITEM 5             OTHER INFORMATION

None.

ITEM 6             EXHIBITS

Exhibit No.                                Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Central Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial  Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VIRGINIA BANKSHARES, INC. (Registrant)

Date: May 15, 2012	By:	/s/ Herbert E. Marth, Jr.
Herbert E. Marth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Robert B. Eastep
Robert B. Eastep
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                                Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from the Central Virginia Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial  Statements.